Form 10-Q
period 1996-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1996-08-13
CIK 842314

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                   -------------

                                                     FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from                   to ___________
                               -----------------

                           Commission file number: 0-18405


        American Tax Credit Properties II L.P.
             (Exact name of Registrant as specified in its charter)

            Delaware
   13-3495678
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                  06830
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No .

                                      AMERICAN TAX CREDIT PROPERTIES II L.P.

                                          PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements.


                                                  Table of Contents


Balance Sheets as of June 29, 1996 (Unaudited) and March 30, 1996 (Unaudited)

Statements of Operations for the three month periods ended
   June 29, 1996 (Unaudited) and June 29, 1995 (Unaudited)

Statements of Cash Flows for the three month periods ended
   June 29, 1996 (Unaudited) and June 29, 1995 (Unaudited)

Notes to Financial Statements as of June 29, 1996 (Unaudited)


                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                  BALANCE SHEETS
                                         JUNE 29, 1996 AND MARCH 30, 1996
                                                    (UNAUDITED)

                                                                             June 29,              March 30,
                                                              Notes            1996                  1996
                                                              -----      ----------------      ----------
ASSETS

Cash and cash equivalents                                                $      523,581        $      538,912
Investments in bonds available-for-sale                         2             4,398,824             4,477,098
Investment in Local Partnerships                                3            22,548,346            23,417,447
Interest receivable                                                              72,492                76,148
                                                                          -------------         -------------

                                                                            $27,543,243           $28,509,605
                                                                             ===========           ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accounts payable and accrued expenses                                  $     497,973         $     480,944
   Payable to General Partner                                                   448,886               426,440
   Other                                                                         62,600                69,600
                                                                          -------------         -------------

                                                                              1,009,459               976,984
                                                                            -----------          ------------
Partners' equity (deficit):
   General Partner                                                             (226,604)             (217,372)
   Limited Partners, $1,000 stated value per unit (55,746
     Units of Limited Partnership Interest outstanding)                      26,843,246            27,757,245
   Unrealized loss on investments in bonds
     available-for-sale, net                                    2               (82,858)               (7,252)
                                                                           ------------         -------------

                                                                             26,533,784            27,532,621
                                                                             ----------            ----------

                                                                            $27,543,243           $28,509,605
                                                                             ===========           ==========
















                                        See Notes to Financial Statements.

                        AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                   (UNAUDITED)



                                                        Notes           1996                       1995
                                                        -----      --------------             ---------
REVENUE

   Interest                                                      $       93,503             $       90,111
                                                                  -------------              -------------

TOTAL REVENUE                                                            93,503                     90,111
                                                                  -------------              -------------

EXPENSES

   Administration fees                                                   74,826                     74,826
   Management fees                                                       74,826                     74,826
   Professional fees                                                     15,836                     13,182
   Printing, postage and other                                            6,226                     10,949
                                                                   ------------                 ----------

TOTAL EXPENSES                                                          171,714                    173,783
                                                                     ----------                 ----------

Loss from operations                                                    (78,211)                   (83,672)

Equity in loss of Investment in Local Partnerships        3            (845,020)                  (815,988)
                                                                    ------------               -----------

NET LOSS                                                           $   (923,231)              $   (899,660)
                                                                    ============               ===========

NET LOSS ATTRIBUTABLE TO
   General Partner                                               $       (9,232)            $       (8,997)
   Limited Partners                                                    (913,999)                  (890,663)
                                                                    ------------               ------------

                                                                   $   (923,231)              $   (899,660)
                                                                    ============               ===========

NET LOSS per Unit of Limited Partnership Interest
   (55,746 Units of Limited Partnership Interest)                $       (16.40)            $       (15.98)
                                                                  =============              =============















                                        See Notes to Financial Statements.

                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                             STATEMENTS OF CASH FLOWS
                                 THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                                    (UNAUDITED)



                                                                                  1996                 1995
                                                                             --------------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Interest received                                                         $     99,827          $   121,506
   Cash used from Local Partnerships for deferred expenses                         (7,000)
   Cash paid for:
    printing, postage and other expenses                                           (3,790)              (1,839)
    professional fees                                                             (23,689)              (5,682)
    administration fees                                                           (52,380)             (52,379)
    management fees                                                               (52,380)             (50,000)
                                                                              -----------          -----------

Net cash provided by (used in) operating activities                               (39,412)              11,606
                                                                              -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash distributions from Local Partnerships                                      24,081               61,997
   Transfer to restricted cash                                                                          (6,449)
                                                                           ----------------       ------------

Net cash provided by investing activities                                          24,081               55,548
                                                                              -----------         ------------

Net increase (decrease) in cash and cash equivalents                              (15,331)              67,154

Cash and cash equivalents at beginning of period                                  538,912            1,541,346
                                                                              -----------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    523,581          $ 1,608,500
                                                                              ===========           ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

   Unrealized gain (loss) on investments in bonds available-for-sale, net    $    (75,606)        $    179,130
                                                                              ===========          ===========
- -------------------------------------------------------------------------------


- -------------------------------------------------------------------------------
See  reconciliation  of net loss to net cash  provided  by (used  in)  operating activities on the following page.













                                          See Notes to Financial Statements.






- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

                                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                                    STATEMENTS OF CASH FLOWS - (Continued)
                               THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                                                 (UNAUDITED)



                                                                                    1996                     1995
                                                                               --------------           ---------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
    BY (USED IN) OPERATING ACTIVITIES

NET LOSS                                                                       $   (923,231)             $  (899,660)
                                                                                -----------               ----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

Equity in loss of Investment in Local Partnerships                                  845,020                  815,988
Amortization of net premium on investment in bonds                                   12,441                   12,134
Accretion of zero coupon bonds                                                       (9,773)                  (9,773)
Decrease in interest receivable                                                       3,656                   21,938
Increase in accounts payable and accrued expenses                                    17,029                   39,704
Increase in payable to General Partner                                               22,446                   24,826
Decrease in other liabilities                                                        (7,000)
Increase in interest payable                                                                                   6,449
                                                                             -----------------          ------------

Total adjustments                                                                   883,819                  911,266
                                                                                -----------               ----------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           $     (39,412)            $     11,606
                                                                               ============              ===========





















                                        See Notes to Financial Statements.





- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1996
                                   (UNAUDITED)


1.Basis of Presentation

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1996 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three month period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the entire year.

 Certain reclassifications of amounts have been made to conform to the current period presentation.

2.Investments in Bonds Available-For-Sale

As of June 29, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                          Gross                 Gross
                                                   Amortized            unrealized           unrealized            Estimated
                                                     cost                 gains                losses             fair value
Description and maturity Corporate debt securities:
   Within one year                               $   332,839          $      1,391       $         --             $   334,230
   After one year through five years                 555,339                20,981                --                  576,320
   After five years through ten years              2,277,145                12,999               (99,350)           2,190,794
   After ten years                                   203,133               --                    (16,461)             186,672
                                                  ----------        --------------            ----------           ----------

                                                   3,368,456                35,371              (115,811)           3,288,016
                                                   ---------            ----------             ---------            ---------

U.S. Treasury debt securities:
  After ten years                                    413,119               --                    (23,195)             389,924
                                                 -----------        --------------            ----------           ----------

U.S. government and agency securities:
  After five years through ten years                 649,715                27,495               --                   677,210
  After ten years                                     50,392               --                     (6,718)              43,674
                                                 -----------        --------------           -----------          -----------

                                                     700,107                27,495                (6,718)             720,884
                                                  ----------            ----------           -----------           ----------

                                                  $4,481,682           $    62,866            $ (145,724)          $4,398,824
                                                   =========            ==========             =========            =========






- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1996
                                   (UNAUDITED)



3.Investment in Local Partnerships

 The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $45,692,662. As of March 31, 1996, the Local Partnerships have outstanding mortgage loans payable totaling approximately $94,226,000 and accrued interest payable on such loans totaling approximately $3,411,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

 For the three month period ended June 29, 1996, the Investment in Local Partnerships activity consists of the following:



          Investment in Local Partnerships as of March 30, 1996            $  23,417,447

          Equity in loss of Investment in Local Partnerships for
             the three month period ended March 31, 1996                           (845,020) (A)

          Cash distributions received from Local Partnerships
             during the three month period ended June 29, 1996                   (24,081)
                                                                          --------------

          Investment in Local Partnerships as of June 29, 1996             $  22,548,346
                                                                            ============


(A) Equity in loss of Investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $127,426 and $80,752 for the three month periods ended March 31, 1996 and 1995, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

 The combined unaudited balance sheets of the Local Partnerships as of March 31, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three month periods ended March 31, 1996 and 1995 are reflected on pages 9 and 10, respectively.







- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1996
                                   (UNAUDITED)

3.Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of March 31, 1996 and December 31, 1995 are as follows:

                                                                            1996                       1995
                                                                     -----------------          -----------
ASSETS

Cash and other investments                                           $    4,444,421               $    5,021,628
Rental receivable                                                           249,358                      239,874
Escrow deposits and reserves                                              4,912,550                    5,169,090
Land                                                                      4,307,489                    4,307,489
Buildings and improvements (net of accumulated depreciation of
   $34,753,666 and $33,336,052)                                         113,276,448                  114,580,652
Intangible assets (net of accumulated amortization of $996,266
   and $1,045,116)                                                        1,920,820                    1,942,783
Other                                                                     1,353,414                    1,048,066
                                                                       ------------                 ------------

                                                                      $ 130,464,500                 $132,309,582
                                                                        ===========                  ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                                $    1,523,774                $   1,373,237
Due to related parties                                                    4,307,854                    4,654,626
Mortgage loans                                                           94,226,012                   94,490,718
Notes payable                                                             3,131,976                    3,450,605
Accrued interest                                                          3,411,391                    3,330,072
Other                                                                       648,585                      610,617
                                                                      -------------               --------------

                                                                        107,249,592                  107,909,875
                                                                        -----------                  -----------
Partners' equity (deficit):

American Tax Credit Properties II L.P.:
   Capital contributions, net of distributions                           45,141,924                   45,256,337
   Cumulative loss                                                      (22,569,497)                 (21,724,477)
                                                                        -----------                 ------------

                                                                         22,572,427                   23,531,860
                                                                       ------------                 ------------
General partners and other limited partners, including ATCP & ATCP III:
   Capital contributions, net of distributions                            3,638,147                    3,639,386
   Cumulative loss                                                       (2,995,666)                  (2,771,539)
                                                                       ------------                 ------------

                                                                            642,481                      867,847
                                                                     --------------               --------------

                                                                         23,214,908                   24,399,707
                                                                       ------------                 ------------

                                                                       $130,464,500                 $132,309,582
                                                                        ===========                  ===========





- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1996
                                   (UNAUDITED)


3.Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three month periods ended March 31, 1996 and 1995 are as follows:

                                                                   1996                       1995
                                                             ---------------            ----------
REVENUE

   Rental                                                      $ 4,924,726                $ 4,835,872
   Interest and other                                              164,932                    109,968
                                                               -----------                -----------

Total Revenue                                                    5,089,658                  4,945,840
                                                                ----------                 ----------

EXPENSES

   Administrative                                                  780,353                    759,960
   Utilities                                                       786,019                    746,868
   Operating, maintenance and other                                881,690                    758,486
   Taxes and insurance                                             597,772                    548,820
   Interest (including amortization of $25,307 and
     $39,291)                                                    1,695,357                  1,735,645
   Depreciation                                                  1,417,614                  1,396,384
                                                                ----------                 ----------

Total Expenses                                                   6,158,805                  5,946,163
                                                                ----------                 ----------

NET LOSS                                                       $(1,069,147)               $(1,000,323)
                                                                ==========                 ==========

NET LOSS ATTRIBUTABLE TO
   American Tax Credit Properties II L.P.                     $   (845,020)              $   (815,988)
   General partners and other limited partners,
     including ATCP & ATCP III, which includes
     $127,426 and $80,752 of American Tax Credit
     Properties II L.P. equity in loss in excess of
     investment balance                                           (224,127)                  (184,335)
                                                                ----------                 ----------

                                                               $(1,069,147)               $(1,000,323)
                                                                ==========                 ==========

The combined results of operations of the Local Partnerships for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

4.Additional Information

Additional information, including the audited March 30, 1996 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 on file with the Securities and Exchange Commission.






- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

As of June 29, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of quarterly periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the three month period ended June 29, 1996, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for normal operating expenses. During the three month period ended June 29, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately $76,000, resulting in a net unrealized loss of approximately $83,000 reflected in Registrant's partners equity (deficit) as of June 29, 1996. In addition, during the three month period ended June 29, 1996, Registrant recorded amortization of net premium on investments in bonds of approximately $12,000, which was partially offset by accretion of zero coupon bonds of approximately $10,000. During the three month period ended June 29, 1996, the Investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three month period ended March 31, 1996 of $845,020 and by cash distributions received from Local Partnerships of $24,081.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract, which covers certain rental units, is scheduled to expire in 1997 after being extended for one year and two Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire during 1996. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three month period ended March 31, 1996, revenue from operations, Local General Partner advances and reserves of Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Certain Local Partnerships are effectively operating at or near break even levels, although such Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account its mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") require the Local General Partner of the Christian Street Local Partnership to advance funds to cover operating deficits up to $182,500 through March, 1996. As of March 31, 1996, the Local General Partner of the Christian Street Local Partnership advanced approximately $274,000. In addition, the Local General Partner of the Christian Street Local Partnership is required to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit for the three month period ended March 31, 1996 of approximately $38,000 which includes property management fees of approximately $6,000. Accordingly, the net operating deficit was approximately $32,000. Of Registrant's total annual Low-income Tax Credits, approximately 5.52% is allocated from the Christian Street Local Partnership.

The terms of the partnership agreement of 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership") require the Local General Partner of the 2000 Christian Street Local Partnership to advance funds to cover operating deficits up to $130,000 through December, 1996. As of March 31, 1996, the Local General Partner of the 2000 Christian Street Local Partnership advanced approximately $198,000. In addition, the Local




- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

General Partner of the 2000 Christian Street Local Partnership is required to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The 2000 Christian Street Local Partnership incurred an operating deficit for the three month period ended March 31, 1996 of approximately $25,000 which includes property management fees of approximately $5,000. Accordingly, the net operating deficit was approximately $20,000. Of Registrant's total annual Low-income Tax Credits, approximately 3.02% is allocated from the 2000 Christian Street Local Partnership.

During the three month period ended March 31, 1996, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $11,000. There is no operating deficit guarantee in connection with the Forest Village Local Partnership. All required payments on the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 1.01% is allocated from the Forest Village Local Partnership.

The terms of the partnership agreement of Carrington Limited Dividend Housing Association Limited Partnership (the "Carrington Local Partnership") require the Local General Partners of the Carrington Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Carrington Local Partnership incurred an operating deficit for the three month period ended March 31, 1996 of approximately $25,000 which includes property management fees of approximately $5,000. Accordingly, the net operating deficit was approximately $20,000. The Local General Partners report that the deficit is primarily the result of unscheduled repair and maintenance expenses incurred during the period and that all required payments under the mortgage and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 2.18% is allocated from the Carrington Local Partnership.

As part of its mortgage loan documents, Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") is required to make monthly deposits of $675 to a reserve for replacements escrow. The Ann Ell Local Partnership did not fulfill this requirement through December, 1995 and was notified of an event of default under the mortgage documents. The Ann Ell Local Partnership incurred costs for capital improvements and unscheduled maintenance through December, 1995 which were in excess of the replacement reserve funding requirement. The Local General Partner of the Ann Ell Local Partnership reports that the monthly funding requirement is being paid during 1996 and has requested a meeting with the lender to discuss the resolution of this matter.

Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") is a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November, 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability is approximately $300,000. The Littleton Local Partnership has filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit, and has appealed the adverse result of the trial. Although the incident is expected to be covered by insurance, the Local General Partner of the Littleton Local Partnership has agreed to indemnify the Littleton Local Partnership in the event of any adverse outcome and has established an escrow of approximately $325,000 from development proceeds in the event the Littleton Local Partnership is unsuccessful in its appeal.

Results of Operations.

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. Registrant accounts for its Investment in Local Partnerships in accordance with the equity method of accounting and Emerging Issues Task Force ("EITF") Issue No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects." Under the equity method of accounting and in accordance with EITF Issue No. 94-1, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each Investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of Investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

Cumulative losses and cash distributions in excess of Investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating




- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Material Changes in Financial Condition regarding Local Partnerships currently operating below economic break even levels.

Three Month Period Ended June 29, 1996.

For the three month period ended June 29, 1996, Registrant had a net loss of approximately $923,000, which included an equity in loss of Investment in Local Partnerships of approximately $845,000 for the three month period ended March 31, 1996. Registrant's loss from operations for the three month period ended June 29, 1996 of approximately $78,000 was attributable to interest revenue of approximately $94,000, exceeded by operating expenses of approximately $172,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $1,069,000 for the three month period ended March 31, 1996 was attributable to rental and other revenue of approximately $5,090,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,716,000 and approximately $1,443,000 of depreciation and amortization expenses.

Three Month Period Ended June 29, 1995.

For the three month period ended June 29, 1995, Registrant had a net loss of approximately $900,000, which included an equity in loss of Investment in Local Partnerships of approximately $816,000 for the three month period ended March 31, 1995. Registrant's loss from operations for the three month period ended June 29, 1996 of approximately $84,000 was attributable to interest revenue of approximately $90,000, exceeded by operating expenses of approximately $174,000.

The Local Partnerships' net loss of approximately $1,000,000 for the three month period ended March 31, 1995 was attributable to rental and other revenue of approximately $4,946,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,510,000 and approximately $1,436,000 of depreciation and amortization expenses.

Three Month Period Ended June 29, 1996 versus Three Month Period Ended June 29, 1995.

Registrant's operations for the three month period ended June 29, 1996 resulted in a net loss of approximately $923,000, as compared to a net loss of approximately $900,000 for the same period in 1995. The increase in net loss is primarily attributable to an increase in the equity in loss of Investment in Local Partnerships of approximately $29,000.






- -------------------------------------------------------------------------------

- ------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                          PART II - OTHER INFORMATION.




Item 1.   Legal Proceedings.

          Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") is a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November, 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability is approximately $300,000. The Littleton Local Partnership has filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit, and has appealed the adverse result of the trial. Although the incident is expected to be covered by insurance, the Local General Partner of the Littleton Local Partnership has agreed to indemnify the Littleton Local Partnership in the event of any adverse outcome and has established an escrow of approximately $325,000 from development proceeds in the event the Littleton Local Partnership is unsuccessful in its appeal.

          Registrant is not aware of any other material legal proceedings.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the first mortgage of the Ann Ell Apartments Associates, Ltd. is in default due to insufficient deposits to the replacement reserve.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          None





- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                                     (a Delaware limited partnership)

                                  By: Richman Tax Credit Properties II L.P., General Partner

                                  by: Richman Tax Credits Inc.,
                                      general partner


Date:  August 13, 1996            /s/ Richard Paul Richman
       ---------------            ------------------------
                                  Richard Paul Richman
                                  President, Chief Executive Officer and
                                  Director of the general partner of the
                                  General Partner


Date:  August 13, 1996            /s/ Neal Ludeke
       ---------------            ---------------
                                  Neal Ludeke
                                  Treasurer of the general partner
                                  of the General Partner
                                  (Principal Financial and Accounting
                                  Officer of Registrant)