Form 10-Q
period 1996-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1996-11-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------


                         Commission file number: 0-18405

                     American Tax Credit Properties II L.P.
             (Exact name of Registrant as specified in its charter)

            Delaware                                               13-3495678
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No .



                                      AMERICAN TAX CREDIT PROPERTIES II L.P.

                                          PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements

                                   Table of Contents                                           Page
Balance Sheets as of September 29, 1996 (Unaudited) and March 30, 1996 (Unaudited)

Statements of Operations for the three and six month periods ended September 29, 1996 (Unaudited) and September 29, 1995 (Unaudited)

Statements of Cash Flows for the six months ended September 29, 1996 (Unaudited) and September 29, 1995 (Unaudited)

Notes to Financial Statements as of September 29, 1996 (Unaudited)




                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                  BALANCE SHEETS
                                       SEPTEMBER 29, 1996 AND MARCH 30, 1996
                                                    (UNAUDITED)


                                                                                   September 29,         March 30,
                                                                        Notes           1996                 1996
                                                                        -----   -------------------  ------------
ASSETS

Cash and cash equivalents                                                        $       678,855     $       538,912
Investments in bonds available-for-sale                                   2            4,196,082           4,477,098
Investment in local partnerships                                          3           21,811,030          23,417,447
Interest receivable                                                                       78,572              76,148
                                                                                ----------------     ----------------

                                                                                   $  26,764,539       $  28,509,605
                                                                                   =============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                         $       503,773     $       480,944
   Payable to general partner                                                            471,336             426,440
   Other                                                                                  62,600              69,600
                                                                                ----------------     ----------------

                                                                                       1,037,709             976,984
                                                                                  --------------     ---------------
Partners' equity (deficit)
   General partner                                                                      (234,673)           (217,372)
   Limited partners, $1,000 stated value per unit (55,746 units of
     limited partnership interest outstanding)                                        26,044,443          27,757,245
   Unrealized loss on investments in bonds available-for-sale, net        2              (82,940)             (7,252)
                                                                                 ---------------     ----------------

                                                                                      25,726,830          27,532,621
                                                                                   -------------       -------------

                                                                                   $  26,764,539       $  28,509,605
                                                                                   =============       =============











                                        See Notes to Financial Statements.



                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)



                                                          Three Months       Six Months        Three Months       Six Months
                                                             Ended              Ended             Ended              Ended
                                                         September 29,      September 29,     September 29,      September 29,
                                               Notes            1996              1996               1995              1995
                                               -----    -------------------------------------------------------------------
REVENUE

Interest                                                $         91,486  $       184,989    $         89,280  $       179,391
                                                        ----------------  ---------------    ----------------  ---------------

TOTAL REVENUE                                                      91,486          184,989              89,280          179,391
                                                        ----------------- ----------------   ----------------- ----------------

EXPENSES

Administration fees                                             74,827            149,653            74,827            149,653
Management fees                                                 74,827            149,653            74,827            149,653
Professional fees                                                8,489             24,325            11,686             24,868
Printing, postage and other                                      2,899              9,125             9,888             20,837
                                                        ----------------- -----------------  ----------------- -----------------

TOTAL EXPENSES                                                 161,042            332,756           171,228            345,011
                                                        ---------------   ---------------    ---------------   ----------------

Loss from operations                                           (69,556)          (147,767)          (81,948)          (165,620)

Equity in loss of investment in local
  partnerships                                   3            (737,316)        (1,582,336)          (749,147)       (1,565,135)
                                                        ---------------    --------------    ---------------    --------------

NET LOSS                                                $     (806,872)     $  (1,730,103)   $     (831,095)     $  (1,730,755)
                                                        ==============      =============    ==============      =============

NET LOSS ATTRIBUTABLE TO
   General partner                                      $       (8,069)  $        (17,301)  $         (8,311) $        (17,308)
   Limited partners                                           (798,803)        (1,712,802)          (822,784)       (1,713,447)
                                                        ---------------     -------------    ---------------     -------------

                                                        $     (806,872)    $   (1,730,103)   $     (831,095)    $   (1,730,755)
                                                        ==============     ==============    ==============     ==============

NET LOSS per unit of limited partnership
  interest (55,746 units of limited
  partnership interest)                                 $      (14.33)    $       (30.73)    $      (14.76)     $      (30.74)
                                                        ================  ================   ================  ================



                                        See Notes to Financial Statements.



                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)



                                                                                       1996                  1995
                                                                                ------------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                                $      187,893        $      205,767
Cash used from local partnerships for deferred expenses                                  (7,000)               (7,000)
Cash paid for
   administration fees                                                                 (104,757)             (104,757)
   management fees                                                                     (104,757)             (100,000)
   professional fees                                                                    (51,677)              (51,118)
   printing, postage and other expenses                                                  (3,840)              (17,728)
                                                                                ---------------        --------------

Net cash used in operating activities                                                   (84,138)              (74,836)
                                                                                 --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity/redemption of bonds                                                            200,000
Cash distributions from local partnerships                                               24,081                65,218
Transfer to restricted cash                                                                                   (12,804)
                                                                               --------------------    --------------

Net cash provided by investing activities                                               224,081                52,414
                                                                                 --------------        --------------

Net increase (decrease) in cash and cash equivalents                                    139,943               (22,422)

Cash and cash equivalents at beginning of period                                        538,912             1,541,346
                                                                                 --------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     678,855          $  1,518,924
                                                                                  =============          ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

   Unrealized gain (loss) on investments in bonds available-for-sale, net        $      (75,688)        $     190,298
                                                                                 ==============         =============
See reconciliation of net loss to net cash used in operating  activities on next page.





                       See Notes to Financial Statements.



                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)




                                                                               1996                   1995
                                                                       --------------------   ------------

RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES
Net loss                                                                  $  (1,730,103)         $  (1,730,755)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                         1,582,336              1,565,135
   Amortization of net premium on investments in bonds                           24,875                 33,077
   Accretion of zero coupon bonds                                               (19,547)               (19,547)
   Decrease (increase) in interest receivable                                    (2,424)                    42
   Increase in accounts payable and accrued expenses                             22,829                 21,755
   Increase in payable to general partner                                        44,896                 49,653
   Decrease in other liabilities                                                 (7,000)                (7,000)
   Increase in interest payable                                                                         12,804
                                                                       ---------------------- -----------------

NET CASH USED IN OPERATING ACTIVITIES                                   $       (84,138)       $       (74,836)
                                                                        ===============        ===============















                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

1.    Basis of Presentation

      The  accompanying  unaudited  financial  statements  have been prepared in accordance  with  generally  accepted  accounting  principles  for interim financial  information.  They do not include all information and footnotes
      required  by  generally  accepted   accounting   principles  for  complete
      financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local  Partnerships  on an unaudited  basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial  statements include all adjustments  necessary to present fairly the  financial  position  as of  September  29,  1996 and the  results  of
      operations  and  cash  flows  for  the  interim  periods  presented.   All
      adjustments are of a normal  recurring  nature.  The results of operations for the three and six  month  periods  ended  September  29,  1996 are not necessarily  indicative of the results that may be expected for the entire year.

      Certain reclassifications of amounts have been made to conform to the current period presentation.

2.    Investments in Bonds Available-For-Sale

      As of September 29, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                          Gross              Gross
                                                     Amortized         unrealized         unrealized         Estimated
                                                        cost              gains             losses           fair value
        Description and maturity
        Corporate debt securities
           Within one year                         $   131,893        $     1,093      $         -         $   132,986
           After one year through five years           555,202             20,545               (280)          575,467
           After five years through ten years        2,275,595             14,182            (95,939)        2,193,838
           After ten years                             203,066               -               (15,860)          187,206
                                                   -----------      ----------------     -----------       -----------

                                                     3,165,756             35,820           (112,079)        3,089,497
                                                   -----------        -----------        -----------       -----------

        U.S. Treasury debt securities
          After ten years                              422,893               -               (25,418)          397,475
                                                  ------------      ----------------     -----------       -----------

        U.S. government and agency securities
          After five years through ten years           639,989             28,989             (3,223)          665,755
          After ten years                               50,384               -                (7,029)           43,355
                                                  --------------    -----------------  -------------      -------------

                                                       690,373             28,989            (10,252)          709,110
                                                  -------------      ------------       ------------      ------------

                                                   $ 4,279,022        $    64,809        $  (147,749)      $ 4,196,082
                                                   ===========        ===========        ===========       ===========



                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)


3.    Investment in Local Partnerships

      The  Partnership  owns  limited  partnership   interests  in  fifty  Local
      Partnerships representing capital contributions in the aggregate amount of
      $45,692,662.  As of June 30, 1996, the Local Partnerships have outstanding mortgage  loans payable  totaling  approximately  $93,928,000  and accrued interest payable on such loans totaling  approximately  $3,605,000,  which are secured by security  interests  and liens common to mortgage  loans on the Local Partnerships' real property and other assets.

      For the six months ended  September  29,  1996,  the  investment  in Local
      Partnerships activity consists of the following:


         Investment in Local Partnerships as of March 30, 1996                                      $  23,417,447

         Equity in loss of investment in Local Partnerships for the three months ended
             March 31, 1996                                                    $    (845,020)
             June 30, 1996                                                          (737,316)          1,582,336) (A)
                                                                              --------------

         Cash distributions received from Local Partnerships during the
           three months ended June 29, 1996                                                              (24,081)
                                                                                                 ----------------

        Investment in Local Partnerships as of September 29, 1996                                   $ 21,811,030
                                                                                                    =============


      (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital for the three and six month periods ended June 30, 1996 was $66,841 and $194,267, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

      The combined unaudited balance sheets of the Local Partnerships as of June 30, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 and 1995 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1996 and December 31, 1995 are as follows:

                                                                                  June 30,             December 31,
                                                                                    1996                   1995
                                                                            --------------------   ------------
      ASSETS
      Cash and other investments                                             $      3,724,847       $      5,021,628
      Rental receivable                                                               165,599                239,874
      Escrow deposits and reserves                                                  5,340,216              5,169,090
      Land                                                                          4,307,489              4,307,489
      Buildings and improvements (net of accumulated
         depreciation of $36,120,654 and $33,336,052)                             112,251,966            114,580,652
      Intangible assets (net of accumulated amortization of
         $1,002,842 and $996,272)                                                   1,892,170              1,942,783
      Other                                                                         1,209,862              1,048,066
                                                                            -----------------      -----------------

                                                                               $  128,892,149         $  132,309,582
                                                                               ==============         ==============
      LIABILITIES AND PARTNERS' EQUITY
      Liabilities
        Accounts payable and accrued expenses                                $      1,428,329       $      1,373,237
        Due to related parties                                                      4,263,835              4,654,626
        Mortgage loans                                                             93,927,818             94,490,718
        Notes payable                                                               2,921,477              3,450,605
        Accrued interest                                                            3,605,283              3,330,072
        Other                                                                         577,535                610,617
                                                                            -----------------      -----------------

                                                                                  106,724,277            107,909,875
                                                                               --------------         --------------
      Partners' equity

        American Tax Credit Properties II L.P.
             Capital contributions, net of distributions                           45,117,843             45,256,337
             Cumulative loss                                                      (23,306,813)           (21,724,477)
                                                                              ---------------        ---------------
                                                                                   21,811,030             23,531,860
                                                                              ---------------        ---------------
        General partners and other limited partners, including
           ATCP & ATCP III
             Capital contributions, net of distributions                            3,535,682              3,639,386
             Cumulative loss                                                       (3,178,840)            (2,771,539)
                                                                             ----------------       ----------------

                                                                                      356,842                867,847
                                                                            ------------------     ------------------

                                                                                   22,167,872             24,399,707
                                                                             ----------------       ----------------

                                                                               $  128,892,149         $  132,309,582
                                                                               ==============         ==============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined  statements of operations  of the Local  Partnerships  for the three and six month periods ended June 30, 1996 and 1995 are as follows:
                                                     Three Months     Six Months Ended      Three Months      Six Months Ended
                                                    Ended June 30,        June 30,         Ended June 30,         June 30,
                                                           1996               1996               1995                1995
                                                  -----------------------------------------------------------------------
      REVENUE

      Rental                                      $     4,905,129     $     9,829,855    $     4,838,001     $     9,648,689
      Interest and other                                  190,416             355,348            120,478             230,446
                                                  -----------------   -----------------  -----------------   -----------------

      Total Revenue                                     5,095,545          10,185,203          4,958,479           9,879,135
                                                  ----------------    ---------------    ----------------    ----------------

      EXPENSES

      Administrative                                      786,547          1,566,900             736,982           1,496,942
      Utilities                                           601,754          1,387,773             548,984           1,295,852
      Operating, maintenance and other                  1,017,431          1,899,121             943,119           1,701,605
      Taxes and insurance                                 562,651          1,160,423             533,000           1,081,820
      Interest (including amortization of
        $25,307, $50,614, $37,226 and $76,517)
                                                        1,677,714          3,373,071           1,740,761           3,451,222
      Depreciation                                      1,369,938          2,787,552           1,400,156           2,796,540
                                                  --------------    ----------------   ----------------    ----------------

      Total Expenses                                    6,016,035         12,174,840           5,903,002          11,823,981
                                                  ----------------    ---------------    ----------------    ----------------

      NET LOSS                                    $      (920,490)    $   (1,989,637)    $      (944,523)    $    (1,944,846)
                                                  ================    ==============     ===============     ===============

      NET LOSS ATTRIBUTABLE TO
         American Tax Credit Properties II L.P.   $      (737,316)    $   (1,582,336)    $      (749,147)    $    (1,565,135)
         General partners and other limited
           partners, including ATCP & ATCP III,
           which includes $66,841, $194,267,
           $98,156 and $178,908 of American Tax
           Credit Properties II L.P. loss in
           excess of investment                          (183,174)          (407,301)           (195,376)           (379,711)
                                                  ----------------    ----------------   ---------------     ----------------

                                                  $       (920,490)   $   (1,989,637)     $     (944,523)     $   (1,944,846)
                                                  ================    ==============      ==============      ==============

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

4.   Additional Information

     Additional  information,  including  the audited  March 30, 1996  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the six months ended
September 29, 1996, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for normal operating expenses. During the six months ended September 29, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately $76,000, resulting in a net unrealized loss of approximately $83,000 reflected in Registrant's partners' equity (deficit) as of September 29, 1996. In addition, during the six months ended September 29, 1996, Registrant recorded amortization of net premium on investments in bonds of approximately $25,000, which was partially offset by accretion of zero coupon bonds of approximately $20,000. In addition, during the six months ended September 29, 1996, Registrant received $200,000 from the maturity of investments in bonds held for working capital purposes. During the six months ended September 29, 1996, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1996 of $1,582,336 and by cash distributions received from Local Partnerships of $24,081.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997 after being extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. The Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") require the Local General Partner of the Christian Street Local Partnership to advance funds to cover operating deficits up to $182,500 through March, 1996. As of June 30, 1996, the Local General Partner of the Christian Street Local Partnership has advanced approximately $293,000. In addition, the Local General Partner of the Christian Street Local Partnership is required to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit for the six months ended June 30, 1996 of approximately $44,000 which includes property management fees of approximately $12,000. Accordingly, the net operating deficit was approximately $32,000. Of Registrant's total annual Low-income Tax Credits, approximately 5.52% is allocated from the Christian Street Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership") require the Local General Partner of the 2000 Christian Street Local Partnership to advance funds to cover operating deficits up to $130,000 through December, 1996. As of June 30, 1996, the Local General Partner of the 2000 Christian Street Local Partnership has advanced approximately $216,000. In addition, the Local General Partner of the 2000 Christian Street Local Partnership is required to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The 2000 Christian Street Local Partnership incurred an operating deficit for the six months ended June 30, 1996 of approximately $39,000 which includes property management fees of approximately $9,000. Accordingly, the net operating deficit was approximately $30,000. Of Registrant's total annual Low-income Tax Credits, approximately 3.02% is allocated from the 2000 Christian Street Local Partnership.

During the six months ended June 30, 1996, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $5,000. There is no operating deficit guarantee in connection with the Forest Village Local Partnership. All required payments on the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax
Credits, approximately 1.01% is allocated from the Forest Village Local Partnership.

The terms of the partnership agreement of Patton Place Limited Partnership (the "Patton Place Local Partnership") require the Local General Partner of the Patton Place Local Partnership to fund any and all operating deficits through February, 2005. As of June 30, 1996, the Local General Partner of the Patton Place Local Partnership has advanced approximately $72,000. In addition, the Local General Partner of the Patton Place Local Partnership is required to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Patton Place Local Partnership incurred an operating deficit for the six months ended June 30, 1996 of approximately
$10,000 which includes property management fees of approximately $4,000. Accordingly, the net operating deficit was approximately $6,000. Of Registrant's total annual Low-income Tax Credits, approximately 1.66% is allocated from the Patton Place Local Partnership.

The first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") is in default due to insufficient deposits to the replacement reserve. The lender has alleged certain other incidents of default including, among other things, the inadequate funding of real estate tax and insurance escrows and the failure to procure certain minimum insurance coverage. The Local General Partner of the Ann Ell Local Partnership reports that the Ann Ell Local Partnership incurred costs for capital improvements and unscheduled maintenance through June, 1996 which were in excess of the replacement reserve funding requirement and further reports that the other incidents have been wrongly alleged and has requested a meeting with the lender to discuss the resolution of this matter.

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

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting and Emerging Issues Task Force ("EITF") Issue No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects." Under the equity method of accounting and in accordance with EITF Issue No. 94-1, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Material Changes in Financial Condition regarding certain Local Partnerships currently operating below economic break even levels.

Three Months Ended September 29, 1996

For the three months ended September 29, 1996, Registrant had a net loss of approximately $807,000, which included an equity in loss of investment in Local Partnerships of approximately $737,000 for the three months ended June 30, 1996. Registrant's loss from operations for the three months ended September 29, 1996 of approximately $70,000 was attributable to interest revenue of approximately $91,000, exceeded by operating expenses of approximately $161,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $920,000 for the three months ended June 30, 1996 was attributable to rental and other revenue of approximately $5,096,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,621,000 and approximately $1,395,000 of depreciation and amortization expenses.

Three Months Ended September 29, 1995

For the three months ended September 29, 1995, Registrant had a net loss of approximately $831,000, which included an equity in loss of investment in Local Partnerships of approximately $749,000 for the three months ended June 30, 1995. Registrant's loss from operations for the three months ended September 29, 1995 of approximately $82,000 was attributable to interest revenue of approximately $89,000, exceeded by operating expenses of approximately $171,000.

The Local Partnerships' net loss of approximately $945,000 for the three months ended June 30, 1995 was attributable to rental and other revenue of approximately $4,958,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,466,000 and approximately $1,437,000 of depreciation and amortization expenses.

Six Months Ended September 29, 1996

For the six months ended September 29, 1996, Registrant had a net loss of approximately $1,730,000, which included an equity in loss of investment in Local Partnerships of approximately $1,582,000 for the six months ended June 30, 1996. Registrant's loss from operations for the six months ended September 29, 1996 of approximately $148,000 was attributable to interest revenue of approximately $185,000, exceeded by operating expenses of approximately $333,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $1,990,000 for the six months ended June 30, 1996 was attributable to rental and other revenue of approximately $10,185,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $9,337,000 and approximately $2,838,000 of depreciation and amortization expenses.

Six Months Ended September 29, 1995

For the six months ended September 29, 1995, Registrant had a net loss of approximately $1,731,000, which included an equity in loss of investment in Local Partnerships of approximately $1,565,000 for the six months ended June 30, 1995. Registrant's loss from operations for the six months ended September 29, 1995 of approximately $166,000 was attributable to interest revenue of approximately $179,000, exceeded by operating expenses of approximately $345,000.

The Local Partnerships' net loss of approximately $1,945,000 for the six months ended June 30, 1995 was attributable to rental and other revenue of approximately $9,879,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $8,951,000 and approximately $2,873,000 of depreciation and amortization expenses.

Three and Six Month Periods Ended September 29, 1996 versus
Three and Six Month Periods Ended September 29, 1995

Registrant's operations for the three months ended September 29, 1996 resulted in a net loss of approximately $807,000 as compared to a net loss of approximately $831,000 for the same period in 1995. Although the net loss is comparable, the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships decreased by approximately $31,000.

Registrant's operations for the six months ended September 29, 1996 resulted in a net loss of approximately $1,730,000 as compared to a net loss of approximately $1,731,000 for the same period in 1995. Although the net loss is comparable, the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships increased by approximately $15,000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

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

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local
          Partnership") is in default due to insufficient deposits to the replacement reserve. The lender has alleged certain other incidents of default including, among other things, the inadequate funding of real estate tax and insurance escrows and the failure to procure certain minimum insurance coverage. The Local General Partner of the Ann Ell Local Partnership has represented that these other incidents have been wrongly alleged.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 a Delaware limited partnership)

                                 By:    Richman Tax Credit Properties II L.P.,
                                 General Partner

                                 by: Richman Tax Credits Inc.,
                                 general partner


Date:  November 13, 1996         /s/ Richard Paul Richman
       -----------------         ------------------------
                                 Richard Paul Richman
                                 President, Chief Executive Officer and
                                 Director of the general partner of the
                                 General Partner


Date:  November 13, 1996         /s/ Neal Ludeke
       -----------------         ---------------
                                 Neal Ludeke
                                 Treasurer of the general partner
                                 of the General Partner
                                 (Principal Financial and Accounting
                                  Officer of Registrant)