Form 10-Q
period 1996-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1997-02-13
CIK 842314

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   -------------

                               FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended December 30, 1996

                                                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
 ---

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

Yes   X    No     .

                          AMERICAN TAX CREDIT PROPERTIES II L.P.

                              PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                       Table of Contents


Balance Sheets as of December 30, 1996 (Unaudited) and March 30, 1996(Unaudited)

Statements of Operations for the three and nine month periods ended December 30, 1996 (Unaudited) and December 30, 1995 (Unaudited)

Statements of Cash Flows for the nine months ended December 30, 1996 (Unaudited) and December 30, 1995 (Unaudited)

Notes to Financial Statements as of December 30, 1996 (Unaudited)




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                BALANCE SHEETS
                        DECEMBER 30, 1996 AND MARCH 30, 1996
                                   (UNAUDITED)



                                                                                   December 30,          March 30,
                                                                        Notes           1996                1996
                                                                        -----   -------------------  ------------
ASSETS

Cash and cash equivalents                                                        $       609,161     $       538,912
Investments in bonds available-for-sale                                   2            4,259,245           4,477,098
Investment in local partnerships                                          3           21,003,480          23,417,447
Interest receivable                                                                       67,297              76,148
                                                                                -----------------    ----------------

                                                                                   $  25,939,183       $  28,509,605
                                                                                   =============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                         $       510,271     $       480,944
   Payable to general partner                                                            463,781             426,440
   Other                                                                                  62,600              69,600
                                                                                -----------------    ----------------

                                                                                       1,036,652              976,984
                                                                                 ---------------     ----------------

Partners' equity (deficit)
   General partner                                                                      (243,588)           (217,372)
   Limited partners (55,746 units of limited partnership interest
     outstanding)                                                                     25,161,854          27,757,245
   Unrealized loss on investments in bonds available-for-sale, net        2              (15,735)             (7,252)
                                                                                ----------------     ----------------

                                                                                      24,902,531          27,532,621
                                                                                  --------------      --------------

                                                                                   $  25,939,183       $  28,509,605
                                                                                   =============       =============














                                 See Notes to Financial Statements.




                            AMERICAN TAX CREDIT PROPERTIES II L.P.
                                  STATEMENTS OF OPERATIONS
                  THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 1996 AND 1995
                                        (UNAUDITED)



                                                          Three Months       Nine Months       Three Months       Nine Months
                                                             Ended              Ended             Ended              Ended
                                                          December 30,      December 30,       December 30,      December 30,
                                               Notes          1996              1996               1995              1995
                                               -----    -------------------------------------------------------------------
REVENUE

Interest                                                $       87,364     $     272,353      $      87,826   $       267,217
                                                        ----------------- ---------------    ----------------  ---------------

TOTAL REVENUE                                                   87,364            272,353            87,826           267,217
                                                        ----------------------------------   ----------------- ----------------

EXPENSES

Administration fees                                             74,826            224,479            74,826            224,479
Management fees                                                 74,826            224,479            74,826            224,479
Professional fees                                               16,815             41,140            18,203             43,071
Printing, postage and other                                       7,37             16,497              1,27             22,111
                                                        ------------------------------------ ------------------------------------

TOTAL EXPENSES                                                 173,839            506,595           169,129            514,140
                                                        ----------------- -----------------  ----------------- -----------------

Loss from operations                                           (86,475)          (234,242)          (81,303)          (246,923)

Equity in loss of investment in local
  partnerships                                   3            (805,029)        (2,387,365)         (823,772)        (2,388,907)
                                                        ----------------- ----------------   ----------------- ----------------

NET LOSS                                                $     (891,504)   $    (2,621,607)   $     (905,075)   $    (2,635,830)
                                                        ================  ===============    ================   ===============

NET LOSS ATTRIBUTABLE TO
   General partner                                      $       (8,915    $      (26,216)    $       (9,050      $     (26,358)
   Limited partners                                            882,589)       (2,595,391)          (896,025)        (2,609,472)
                                                        ----------------- ----------------    -----------------   --------------

                                                        $     (891,504)   $   (2,621,607)    $     (905,075)     $   2,635,830)
                                                        ================  ===============    ================  = ==============

NET LOSS per unit of limited partnership
  interest (55,746 units of limited
  partnership interest)                                 $        15.83    $       (46.56)    $       (16.07      $      (46,81)
                                                        ==================================== ====================================







                                           See Notes to Financial Statements.




                                 AMERICAN TAX CREDIT PROPERTIES II L.P.
                                         STATEMENTS OF CASH FLOWS
                              NINE MONTHS ENDED DECEMBER 30, 1996 AND 1995
                                            (UNAUDITED)



                                                                                       1996                  1995
                                                                                ------------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                                $      290,574       $       327,445
Cash used from local partnerships for deferred expenses                                  (7,000)               (7,000)
Cash paid for
   administration fees                                                                 (187,138)             (187,136)
   management fees                                                                     (187,138)             (189,513)
   professional fees                                                                    (51,890)              (53,571)
   printing, postage and other expenses                                                 (13,761)              (19,574)
   interest on an outstanding capital contribution                                                            (83,100)
                                                                               --------------------- ----------------

Net cash used in operating activities                                                  (156,353)             (212,449)
                                                                                 --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity/redemption of bonds                                                            200,000
Cash distributions from local partnerships                                               26,602                72,420
Transfer from restricted cash                                                                                 428,559
Investment in a local partnership                                                                            (360,000)
                                                                               ---------------------- ---------------

Net cash provided by investing activities                                               226,602               140,979
                                                                               ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                                     70,249               (71,470)

Cash and cash equivalents at beginning of period                                        538,912             1,541,346
                                                                               ----------------        --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       609,161         $   1,469,876
                                                                                ===============         =============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net         $         (8,483)       $      281,204
                                                                               ================        ==============
See reconciliation of net loss to net cash used in operating activities on page 6.








                          See Notes to Financial Statements.




                            AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS - (Continued)
                         NINE MONTHS ENDED DECEMBER 30, 1996 AND 1995
                                       (UNAUDITED)




                                                                               1996                   1995
                                                                       --------------------   ------------

RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES
Net loss                                                                 $   (2,621,607)        $   (2,635,830)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                         2,387,365              2,388,907
   Amortization of net premium on investments in bonds                           38,691                 53,714
   Accretion of zero coupon bonds                                               (29,321)               (29,321)
   Decrease in interest receivable                                                8,851                 21,294
   Increase in accounts payable and accrued expenses                             29,327                 29,387
   Increase in payable to general partner                                        37,341                 34,959
   Decrease in other liabilities                                                 (7,000)                (7,000)
   Decrease in interest payable                                                                        (68,559)
                                                                       ---------------------- -----------------

NET CASH USED IN OPERATING ACTIVITIES                                   $      (156,353)       $      (212,449)
                                                                        ===============        ===============






















                         See Notes to Financial Statements.




                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 30, 1996
                                      (UNAUDITED)


1.    Basis of Presentation

      The  accompanying  unaudited  financial  statements  have been prepared in accordance  with  generally  accepted  accounting  principles  for interim financial  information.  They do not include all information and footnotes
      required  by  generally  accepted   accounting   principles  for  complete
      financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local  Partnerships  on an unaudited  basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial  statements include all adjustments  necessary to present fairly the  financial  position  as of  December  30,  1996  and the  results  of
      operations  and  cash  flows  for  the  interim  periods  presented.   All
      adjustments are of a normal  recurring  nature.  The results of operations for the three and nine  month  periods  ended  December  30,  1996 are not necessarily  indicative of the results that may be expected for the entire year.

      Certain reclassifications of amounts have been made to conform to the current period presentation.

2.    Investments in Bonds Available-For-Sale

      As of December 30, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                          Gross              Gross
                                                     Amortized         unrealized         unrealized         Estimated
        Description and maturity                          cost            gains              losses          fair value

        Corporate debt securities
           Within one year                        $    130,947      $       1,115     $          --       $    132,062
           After one year through five years           555,064             24,141                --            579,205
           After five years through ten years        2,274,045             25,485           (61,628)        2,237,902
           After ten years                             202,999                   --         (11,856)           191,143
                                                  -------------     ------------------ -------------      -------------

                                                     3,163,055              50,741           (73,484)        3,140,312
                                                  ------------      --------------     -------------      ------------

        U.S. Treasury debt securities
          After ten years                              432,667                   --         (14,580)          418,087
                                                  -------------     ------------------ -------------      -------------

        U.S. government and agency securities
          After five years through ten years           628,882             29,134             (3,450)          654,566
          After ten years                                0,376               --               (4,096)           46,280
                                                  --------------    ------------------ --------------     --------------

                                                       679,258             29,134             (7,546)          700,846
                                                  -------------     --------------     --------------     -------------

                                                   $ 4,274,980      $      79,875       $    (95,610)      $ 4,259,245
                                                   ===========      =============       ============       ===========






                       AMERICAN TAX CREDIT PROPERTIES II L.P.
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                               DECEMBER 30, 1996
                                   (UNAUDITED)



3.    Investment in Local Partnerships

      The  Partnership  owns  limited  partnership   interests  in  fifty  Local
      Partnerships representing capital contributions in the aggregate amount of
      $45,692,662.  As of  September  30,  1996,  the  Local  Partnerships  have outstanding mortgage loans payable totaling approximately  $93,633,000 and accrued interest payable on such loans totaling approximately  $3,809,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the nine months  ended  December  30, 1996,  the  investment  in Local
      Partnerships activity consists of the following:


         Investment in Local Partnerships as of March 30, 1996                                      $ 23,417,447

        Equity in loss of investment in Local Partnerships for
                the three months ended
                 March 31, 1996                                                $    (845,020)
                 June 30, 1996                                                      (737,316)
                 September 30, 1996                                                 (805,029)         (2,387,365) (A)
                                                                              --------------

        Cash distributions received from Local Partnerships
                during the nine months ended December 30, 1996                                           (26,602)
                                                                                                 ---------------

        Investment in Local Partnerships as of December 30, 1996                                    $ 21,003,480
                                                                                                    ============


      (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital for the three and nine month periods ended September 30, 1996 was $82,487 and $276,754, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

      The combined unaudited balance sheets of the Local Partnerships as of September 30, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 and 1995 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                         NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 DECEMBER 30, 1996
                                     (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1996 and December 31, 1995 are as follows:

                                                                                September 30,          December 31,
                                                                                    1996                   1995
                                                                                --------------------   ------------
      ASSETS

      Cash and other investments                                             $      3,962,869       $      5,021,628
      Rental receivable                                                               372,626                239,874
      Escrow deposits and reserves                                                  5,522,846              5,169,090
      Land                                                                          4,307,489              4,307,489
      Buildings and improvements (net of accumulated
         depreciation of $37,503,697 and $33,336,052)                             111,012,572            114,580,652
      Intangible assets (net of accumulated amortization of
         $1,025,363 and $996,272)                                                   1,869,649              1,942,783
      Other                                                                           898,036              1,048,066
                                                                                -----------------      -----------------

                                                                               $  127,946,087         $  132,309,582
                                                                                ==============         ==============
      LIABILITIES AND PARTNERS' EQUITY

      Liabilities

        Accounts payable and accrued expenses                                $      1,617,195       $      1,373,237
        Due to related parties                                                      4,229,191              4,654,626
        Mortgage loans                                                             93,633,351             94,490,718
        Notes payable                                                               2,874,877              3,450,605
        Accrued interest                                                            3,809,216              3,330,072
        Other                                                                         608,835                610,617
                                                                                --------------        --------------

                                                                                  106,772,665            107,909,875
                                                                                --------------         --------------
      Partners' equity

        American Tax Credit Properties II L.P.
             Capital contributions, net of distributions                           45,117,843             45,256,337
             Cumulative loss                                                      (24,111,842)           (21,724,477)
                                                                                --------------        ---------------

                                                                                   21,006,001             23,531,860
                                                                                ---------------        ---------------
        General partners and other limited partners, including
           ATCP & ATCP III
             Capital contributions, net of distributions                            3,535,682              3,639,386
             Cumulative loss                                                       (3,368,261)            (2,771,539)
                                                                                --------------         --------------

                                                                                      167,421                867,847
                                                                                --------------         -------------

                                                                                   21,173,422             24,399,707
                                                                                ----------------       -------------

                                                                               $  127,946,087         $  132,309,582
                                                                                ==============         ==============

                            AMERICAN TAX CREDIT PROPERTIES II L.P.
                        NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       DECEMBER 30, 1996
                                         (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 and 1995 are as follows:

                                                     Three Months        Nine Months       Three Months     Nine Months Ended
                                                   Ended September     Ended September    Ended September       September
                                                         30,                 30,                30,                 30,
                                                         996                1996               1995                1995
                                                  -----------------------------------------------------------------------
      REVENUE

      Rental                                       $     4,945,521    $   14,775,376      $     4,898,467     $   14,547,157
      Interest and other                                   159,783           515,131              101,186            331,632
                                                  ----------------    -----------------  ----------------    -----------------

      TOTAL REVENUE                                      5,105,304        15,290,507            4,999,653         14,878,789
                                                   ---------------    ---------------     ---------------    ---------------

      EXPENSES

      Administrative                                       732,855         2,299,755              743,531          2,240,473
      Utilities                                            516,557         1,904,330              484,976          1,780,828
      Operating, maintenance and other                   1,217,644         3,116,765            1,072,489          2,774,094
      Taxes and insurance                                  568,235         1,728,658              553,693          1,635,513
      Interest (including amortization of
        $22,520, $73,134, $71,630 and $148,147
                                                         1,684,370         5,057,441            1,771,461          5,222,684
      Depreciation                                       1,380,093         4,167,645            1,397,732          4,194,272
                                                   ---------------    ----------------    ---------------    ----------------

      TOTAL EXPENSES                                     6,099,754         18,274,594           6,023,882         17,847,864
                                                   ---------------    ---------------     ---------------    ---------------

      NET LOSS                                     $      (994,450)    $  (2,984,087)      $   (1,024,229)    $   (2,969,075)
                                                   ===============     =============       ==============     ==============

      NET LOSS ATTRIBUTABLE TO
         American Tax Credit Properties II L.P.    $      (805,029)    $  (2,387,365)     $      (823,772)    $   (2,388,907)
         General partners and other limited
           partners, including ATCP & ATCP III,
           which includes $82,487, $276,754,
           $93,366 and $272,274 of American Tax
           Credit Properties II L.P. loss in
           excess of investment                           (189,421)         (596,722)           (200,457)           (580,168)
                                                  ----------------    ---------------    ----------------    ----------------
                                                   $      (994,450)    $  (2,984,087)      $   (1,024,229)    $   (2,969,075)
                                                   ===============     =============       ==============     ==============

     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                  AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the nine months ended December 30, 1996, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses. During the nine months ended December 30, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately $8,000, resulting in a net unrealized loss of approximately $16,000 reflected in Registrant's partners' equity (deficit) as of December 30, 1996. In addition, during the nine months ended December 30, 1996, Registrant recorded amortization of net premium on investments in bonds of approximately $39,000, which was partially offset by accretion of zero coupon bonds of approximately $29,000. In addition, during the nine months ended December 30, 1996, Registrant received $200,000 from the maturity of investments in bonds held for working capital purposes. During the nine months ended December 30, 1996, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1996 of $2,387,365 and cash distributions received from Local Partnerships of $26,602.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997 after being extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreements of Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") and 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, require the Local General Partners to advance funds to cover operating deficits up to $182,500 (through March, 1996) and $130,000 (through December, 1996), respectively, and to cause the management agent to defer property management fees in order to avoid a default under the respective mortgages. The properties have experienced ongoing operating deficits and as of September 30, 1996, the Local General Partners have advanced approximately $305,000 to the Christian Street Local Partnership and approximately $232,000 to the 2000 Christian Street Local Partnership. Pending an attempt to address a potential loan restructuring of the respective mortgages with the lender, the Local General Partners have informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. As of February 12, 1997, the Christian Street Local Partnership and the 2000 Christian Street Local Partnership are two months in arrears under

                       AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

their first mortgage obligations and although the lender has not declared a default of either mortgage, it is expected that a default would be declared if the Local General Partners are not successful in addressing a new financing structure with the lender. The Christian Street Local Partnership and the 2000 Christian Street Local Partnership incurred operating deficits for the nine months ended September 30, 1996 of approximately $33,000 and $35,000, respectively (exclusive of property management fees of approximately $18,000 and $14,000, respectively). Of Registrant's total annual Low-income Tax Credits, approximately 5.52% and 3.02% are allocated from the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, respectively.

The first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") is in default due to insufficient deposits to the replacement reserve. The lender has alleged certain other incidents of default including, among other things, the inadequate funding of real estate tax and insurance escrows and the failure to procure certain minimum insurance coverage. The Local General Partner of the Ann Ell Local Partnership reports that the Ann Ell Local Partnership incurred costs for capital improvements and unscheduled maintenance which were in excess of the replacement reserve funding requirement and further reports that the other incidents have been wrongly alleged and has requested a meeting with the lender to discuss the resolution of this matter.

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

                         AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended December 30, 1996

For the three months ended December 30, 1996, Registrant had a net loss of approximately $892,000, which included an equity in loss of investment in Local Partnerships of approximately $805,000 for the three months ended September 30, 1996. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $82,000. Registrant's loss from operations for the three months ended December 30, 1996 of approximately $87,000 was attributable to interest revenue of approximately $87,000, exceeded by operating expenses of approximately $174,000. Interest revenue for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $994,000 for the three months ended September 30, 1996 was attributable to rental and other revenue of approximately $5,105,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,696,000 and approximately $1,403,000 of depreciation and amortization expenses.

Three Months Ended December 30, 1995

For the three months ended December 30, 1995, Registrant had a net loss of approximately $905,000, which included an equity in loss of investment in Local Partnerships of approximately $824,000 for the three months ended September 30, 1995. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $93,000. Registrant's loss from operations for the three months ended December 30, 1995 of approximately $81,000 was attributable to interest revenue of approximately $88,000, exceeded by operating expenses of approximately $169,000.

The Local Partnerships' net loss of approximately $1,024,000 for the three months ended September 30, 1995 was attributable to rental and other revenue of approximately $5,000,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,555,000 and approximately $1,469,000 of depreciation and amortization expenses.

Nine Months Ended December 30, 1996

For the nine months ended December 30, 1996, Registrant had a net loss of approximately $2,622,000, which included an equity in loss of investment in Local Partnerships of approximately $2,387,000 for the nine months ended
September 30, 1996. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $277,000. Registrant's loss from operations for the nine months ended December 30, 1996 of approximately $234,000 was attributable to interest revenue of approximately $272,000, exceeded by operating expenses of approximately $507,000. Interest revenue for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $2,984,000 for the nine months ended September 30, 1996 was attributable to rental and other revenue of approximately $15,291,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $14,034,000 and approximately $4,241,000 of depreciation and amortization expenses.

Nine Months Ended December 30, 1995

For the nine months ended December 30, 1995, Registrant had a net loss of approximately $2,636,000, which included an equity in loss of investment in Local Partnerships of approximately $2,389,000 for the nine months ended
September 30, 1995. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was

                         AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

approximately $272,000. Registrant's loss from operations for the nine months ended December 30, 1995 of approximately $247,000 was attributable to interest revenue of approximately $267,000, exceeded by operating expenses of approximately $514,000.

The Local Partnerships' net loss of approximately $2,969,000 for the nine months ended September 30, 1995 was attributable to rental and other revenue of approximately $14,879,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $13,506,000 and approximately $4,342,000 of depreciation and amortization expenses.

Three and Nine Month Periods Ended December 30, 1996 v.
Three and Nine Month Periods Ended December 30, 1995

Registrant's operations for the three and nine month periods ended December 30, 1996 resulted in net losses of approximately $892,000 and $2,622,000, respectively, which are comparable to net losses of approximately $905,000 and $2,636,000 for the same periods in 1995. The nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships for the periods ended December 30, 1996 was comparable to the same periods in 1995.

                          AMERICAN TAX CREDIT PROPERTIES II L.P.

                                PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") is a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November, 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability is approximately $300,000. The Littleton Local Partnership has filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit, and has appealed the adverse result of the trial. Although the incident is expected to be covered by insurance, the Local General Partner of the Littleton Local Partnership has agreed to indemnify the Littleton Local Partnership in the event of any adverse outcome and has established an escrow of approximately $325,000 from development proceeds in the event the Littleton Local Partnership is unsuccessful in its appeal.

          Registrant is not aware of any other material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None; see Item 5 regarding mortgage defaults of certain Local Partnerships.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local
          Partnership") is in default due to insufficient deposits to the replacement reserve. The lender has alleged certain other incidents of default including, among other things, the inadequate funding of real estate tax and insurance escrows and the failure to procure certain minimum insurance coverage. It is the position of the Local General Partner of the Ann Ell Local Partnership that such claims have been wrongly alleged.

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as of February 12, 1997, Christian Street Associates Limited Partnership and 2000-2100 Christian Street Associates are two months in arrears under their first mortgage obligations though the lender has not declared a default of either mortgage.

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


Date:  February 13, 1997            /s/ Richard Paul Richman
       -----------------            ------------------------
                                    Richard Paul Richman
                                    President, Chief Executive Officer and
                                    Director of the general partner of the
                                    General Partner


Date:  February 13, 1997            /s/ Neal Ludeke
       -----------------            ---------------
                                    Neal Ludeke
                                    Treasurer of the general partner
                                    of the General Partner
                                    (Principal Financial and Accounting
                                    Officer of Registrant)