Form 10-K
period 1997-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1997-06-30
CIK 842314

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                            FORM 10-K
                      (Mark One)
                  [X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1997

                                                OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________

                                              0-18405
                                     (Commission File Number)

                              American Tax Credit Properties II L.P.
           (Exact name of registrant as specified in its governing instruments)

                        Delaware                             13-3495678
(State or other jurisdiction of organization)
                                            (I.R.S.Employer Identification No.)
Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                                 06830
------------------------------------------------------ ------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

           None                                      None
(Title of each Class)               (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                               Units of Limited Partnership Interest
------------------------------------------------------------------------------
                                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Registrant has no voting stock.

Documents incorporated by reference:

Part I - pages 20 through 33 and 47 through 70 of the prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

                                              PART I

Item 1. Business

Formation

American Tax Credit Properties II L.P. ("Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant has invested in fifty such Properties including one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

Richman Tax Credit Properties II L.P. (the "General Partner"), a Delaware limited partnership, was formed on October 26, 1988 to act as the sole general partner of Registrant. The general partner of the General Partner is Richman Tax Credits Inc. ("Richman Tax Credits"), a Delaware corporation which is wholly-owned by Richard Paul Richman. Richman Tax Credits is an affiliate of both The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988 and Wilder Richman Corporation ("WRC"), a New York corporation co-founded by Richard Paul Richman in 1979.

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on April 21, 1989 pursuant to the Securities Act of 1933 under Registration Statement No. 33-25337, which was declared effective on May 9, 1989. Reference is made to the prospectus dated May 10, 1989, as supplemented by Supplement No. 1, and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 was filed with the Commission on November 21, 1989. Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 47 through 70 of the Prospectus is incorporated herein by reference.

On June 14, 1989, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 100,000 units of limited partnership interest ("Unit") at $1,000 per Unit. On June 28, 1989, July 31, 1989 and September 22, 1989, the closings for 13,533, 20,560 and 21,653
Units, respectively, took place, amounting to total limited partners' capital contributions of $55,746,000.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 33 of the Prospectus is incorporated herein by reference.

Employees

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993 and Uruguay Round Agreements Act (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. Each of Registrant's Local Partnerships has been allocated by the relevant state tax credit agency an amount of Low-income Tax Credits for ten years from the date the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1996, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. (the "Santa Juanita Local Partnership"); the ownership percentages of Registrant and ATCP for the Santa Juanita Local Partnership are 64.36% and 34.64%, respectively. In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in certain Local Partnerships as follows:

                                                Registrant        ATCP III
          Batesville Family, L.P.                  37.25%           61.75%
          Bruce Housing Associates, L.P.         37.25            61.75
          Carrington Limited Dividend
            Housing Association Limited          33.05            65.95
            Partnership
          Ivy Family, L.P.                       37.25            61.75
          Lawrence Road Properties, Ltd.         37.25            61.75
          Mirador del Toa Limited                39.94            59.06
            Partnership
          Purvis Heights Properties, L.P.        37.25            61.75
          Queen Lane Investors                   50.50            48.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, three of which expired during 1996 and were extended for one year.


Item 2. Properties (continued)

                                                                           Mortgage
Name of Local Partnership               Number                         loans payable as
                                                                              of
Name of apartment complex              of rental        Capital          December 31,             Subsidy
Apartment complex location                 units     contribution               1996          (see footnotes)
--------------------------------       ------------- ------------      ---------------------- ----------------



1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas                           60        $    130,796       $    546,363            (1a)

2000-2100 Christian Street Associates
Christian Street Apartments II
Philadelphia, Pennsylvania                57           1,390,449          2,837,145          (1a&f)

Ann Ell Apartments Associates, Ltd.
Ann Ell Apartments
Miami Beach, Florida                      54             605,6593         2,378,972          (1a&c)

Auburn Hills Apartments Limited
   Partnership
Auburn Hills Apartments
Cabot, Arkansas                           24             201,649            802,220            (1c)

Auburn Hills Townhouses Limited
   Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan                        250           3,206,110          6,574,035            (1a)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                   48             160,7412         1,446,124            (1c)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi                    60             197,808            866,374            (1c)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                        40             122,8142         1,115,155          (1c&d)

Canton Partners, L.P.
Pecan Village
Canton, Mississippi                       48             380,199          1,455,722            (1c)

Carrington Limited Dividend Housing
   Association Limited Partnership
Carrington Place
Farmington Hills, Michigan               100           1,058,9762         3,487,158            (1e)

Christian Street Associates Limited
   Partnership
Christian Street Apartments
Philadelphia, Pennsylvania                72           2,334,353          2,830,407        (1a,c&f)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey                      107           6,592,092          7,702,485            (1a)

Cleveland Square, Ltd.
Cleveland Square Apartments
Cleveland, Texas                          48             223,327            852,988            (1c)



Item 2. Properties (continued)

                                                                           Mortgage
Name of Local Partnership               Number                         loans payable as
                                                                              of
Name of apartment complex              of rental        Capital          December 31,        Subsidy
Apartment complex location                 units     contribution               1996      (see footnotes)
--------------------------------       ------------- ------------      ---------------------- -----------



College Avenue Apartments Limited
   Partnership
College Avenue Apartments
Natchitoches, Louisiana                   41         $   324,847        $   609,266            (1a)

Corrigan Square, Ltd.
Corrigan Square Apartments
Corrigan, Texas                           96             372,833          1,467,570            (1c)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas                        37             296,051          1,174,439            (1c)

Dermott Villas Limited Partnership
Dermott Villas
Dermott, Arkansas                         32             272,802          1,070,453            (1c)

Eagle View, Ltd.
Eagle View Apartments
Clearfield, Kentucky                      24             102,850            418,251            (1c)

Elm Hill Housing Limited Partnership
Elm Hill Housing
Boston, Massachusetts                    142           5,712,391          6,973,034            (1a)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas                          24             188,838            755,311            (1c)

Forest Village Housing Partnership
Forest Village Apartments
Auburn, Washington                        89             465,588          1,639,925            (1b)

Harborside Housing Limited
Partnership
Cal-View Apartments                      255           1,789,434          3,782,222          (1a&c)
East Chicago, Indiana

Hill Com I Associates Limited
   Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania                  67             887,635          1,398,864            (1a)

Hill Com II Associates Limited
   Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania                  48             683,172          1,094,108            (1a)

Hughes Manor Limited Partnership
Hughes Manor
Hughes, Arkansas                          32             287,261          1,120,365            (1c)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                   32              90,8782           805,507          (1c&d)

Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana                    312           3,147,863          8,098,721          (1a&c)



Item 2. Properties (continued)

                                                                           Mortgage
Name of Local Partnership               Number                         loans payable as
                                                                              of
Name of apartment complex              of rental        Capital          December 31,             Subsidy
Apartment complex location                 units     contribution               1996          (see footnotes)
--------------------------------       ------------- ------------      ---------------------- ------------



Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                       24        $     83,0132      $    763,628          (1c&d)

Lexington Estates Ltd.,
   A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi                    24             176,225            712,592            (1c)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey                       102           3,087,138          4,303,080          (1a&c)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi                         24             176,645            704,276            (1c)

Magee Elderly, L.P.
Eastgate Manor
Magee, Mississippi                        24             150,952            593,802          (1c&d)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                     48             186,7172         1,896,098          (1c&d)

Nixa Heights Apartments, L.P.
Nixa Heights Apartments
Nixa, Missouri                            40             250,030          1,011,892            (1c)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan                        525           3,443,762          3,170,532            (1a)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts                24             794,044            989,870            (1a)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi                24             152,268            603,300            (1c)

Powelton Gardens Associates
Powelton Gardens Apartments
West Philadelphia, Pennsylvania           25             782,958          1,053,208          (1a&f)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                       40             128,4192         1,156,152            (1c)

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                29             603,5522         1,587,345          (1c&f)



Item 2. Properties (continued)

                                                                           Mortgage
Name of Local Partnership               Number                         loans payable as
                                                                              of
Name of apartment complex              of rental        Capital          December 31,           Subsidy
Apartment complex location                 units     contribution               1996          (see footnotes)
--------------------------------       ------------- ------------      ---------------------- ---------------



Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi                       24        $    165,582       $    641,829          (1c&d)

Santa Juanita Limited Dividend
   Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                      45             584,1172         1,521,268            (1a)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi                        24             211,823            817,698            (1d)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia               24             194,674            813,721            (1c)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi                       24             150,984            741,111            (1c)

The Pendleton (A Louisiana
   Partnership in Commendam)
The Pendleton
Shreveport, Louisiana                     36             444,321            685,914          (1a&c)

Trenton Heights Apartments, L.P.
Trenton Heights Apartments
Trenton, Mississippi                      40             100,434            442,886            (1c)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi                   24             163,172            621,916            (1c)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas                     40             288,216          1,220,350            (1c)

York Park Associates Limited
Partnership
York Park Apartments                      80           2,146,200           3,981,319           (1a)
                                                   -------------       -------------
Dundalk, Maryland

                                                    $ 45,692,662       $ 93,336,971
                                                    ============       ============

-------------------------------------- ---------- -------------------- ------------------ --------------


        (1)    Description of Subsidies:

           (a) Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

           (b) King County Housing Authority provided an interest subsidy through issuance of tax exempt bonds which provided first and second mortgage loans for the acquisition and rehabilitation of the complex.

           (c) The Local Partnership's debt structure includes a principal or interest payment subsidy.

           (d) The Rural Housing Service (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

           (e) The Michigan State Housing Development Authority allows tenants, who would otherwise pay more than 40% of their income for rent and utilities, to receive rental subsidies.

           (f) The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

        (2)    The capital contribution reflects Registrant's obligation only.

        (3) The complex also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986.

Item 3. Legal Proceedings

Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") is a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability is approximately $300,000. The Littleton Local Partnership has appealed the result of the trial and has filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit. Although the local general partner of the Littleton Local Partnership expects the incident to be covered by insurance, it has agreed to indemnify the Littleton Local Partnership and has established an escrow of approximately $325,000 from development proceeds in the event the Littleton Local Partnership is unsuccessful in its appeal and its action against the construction period insurance companies.

The first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") has been declared in default due to insufficient deposits to the replacement reserve and the lender has alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a Complaint to Foreclose Mortgage And For Other Relief and filing an Entry Of A Final Judgment Of Foreclosure in Circuit Court for Dade County, Florida on January 31, 1997. The local general partner of the Ann Ell Local Partnership reports that the Ann Ell Local Partnership incurred costs for capital improvements and unscheduled maintenance which were in excess of the replacement reserve funding requirement and further reports that the other incidents have been wrongly alleged and has requested a meeting with the lender to discuss the resolution of this matter. Registrant has taken action to replace the local general partner and the management agent of the Ann Ell Local Partnership.

Registrant is not aware of any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                             PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. There are provisions in the Amended and Restated Agreement of Limited Partnership of Registrant which are intended to prevent the development of a public secondary market. Accordingly, accurate information as to the market value of a Unit at any given date is not available. Since November 1992, Merrill Lynch has provided its clients who wish to buy or sell partnership units with a limited partnership secondary service available through Merrill Lynch's Limited Partnership Secondary Transaction Department. The number of owners of Units as of May 20, 1997 was 3,457, holding 55,746 Units.

Beginning  with the December  1994  Merrill  Lynch  client  account  statements,
Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although Registrant may continue to provide its estimate of limited partnership value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. These estimated values will be based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (2) on the prior March 31st for reporting on June through November month-end client account statements of the same year. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of limited partnership value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant's assets over its remaining life.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of any cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1997 and 1996.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by investors to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1996 and 1995 and the cumulative Tax Credits allocated from inception through December 31, 1996 are as follows:

                                                 Historic
                                              Rehabilitation            Low-income
                                               Tax Credits              Tax Credits
       Tax year ended December 31, 1996        $    --                 $    144.49
       Tax year ended December 31, 1995             --                      144.49

       Cumulative totals                          $ 6.56                $ 1,013.84


Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant expects to generate total Tax Credits from investments in Local Partnerships of approximately $1,500 per Unit through December 31, 2001.

Item 6. Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                  Years Ended March 30,
                                  1997           1996           1995             1994            1993
                          --------------------------------------------------------------------------
Interest and other        $       359,806 $      360,324 $      335,780  $      446,683 $       422,873
                          =============== ============== ==============  ============== ================
  revenue

Equity in loss of
  investment in local     $  (5,180,297)  $ (3,514,333)  $ (3,914,008)   $ (4,323,884)  $    (4,078,752)
                          =============   ============   ============    ============   ===============
  partnerships

Net loss                  $  (5,506,972)  $ (3,837,432)  $ (4,266,419)   $ (4,620,850)  $    (4,347,960)
                          =============   ============   ============    ============   ===============

Net loss per unit of
  limited partnership     $        (97.80)$       (68.15)$        (75.77)$        (82.06$        (77.22)
                          =============== ============== =============== ================================
  interest

                                                       As of March 30,
                               1997           1996           1995            1994           1993
                          ------------------------------------------------------------------------
Total assets              $ 23,022,129    $ 28,509,605   $ 32,573,919    $ 36,497,595   $  40,935,985
                          ============    ============   ============    ============   =============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant registered 100,000 units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission (the "Commission") and on May 9, 1989, the Commission declared effective Amendment No. 2 to the Registration Statement on Form S-11. Registrant admitted limited partners between June 28, 1989 and September 22, 1989 in three closings with aggregate limited partners' capital contributions amounting to $55,746,000.

Registrant acquired fifty limited partnership interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the amount of $45,692,662. The Local Partnerships own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"); one Local Partnership owns a Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The investment in Local Partnerships are highly illiquid.

From the closing of Units, Registrant established a working capital reserve. Registrant is not expected to have access to any source of financing. Accordingly, if unforeseen contingencies arise that cause a Local Partnership to require additional capital, in addition to that contributed by Registrant, the source of such capital needs may be obtained from (i) limited working capital reserves of Registrant (which may include distributions received from Local Partnerships), (ii) debt financing at the Local Partnership level (which may not be available) or (iii) additional equity contributions of the general partner of a Local Partnership (the "Local General Partner"). In addition, the Local Partnerships are generally expected to maintain escrow reserves over time in addition to the reserves maintained by Registrant. There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements or be sufficient to remedy any such unforeseen contingencies.

As of March 30, 1997, Registrant's working capital is comprised of cash and cash equivalents of $674,160, investments in corporate bonds of $3,068,937, investments in U.S. Treasury bonds of $402,845 and investments in U.S. government agency bonds of $679,696. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments in bonds to meet its annual obligations. Future sources of Registrant's funds are expected primarily from interest earned on investments of working capital reserves, retired investments in bonds and limited cash distributions from Local Partnerships.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the year ended March 30, 1997, Registrant received cash from interest earnings and distributions from the Local Partnerships and utilized cash for operating expenses. In addition, Registrant received $200,000 from the maturity of investments in bonds. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $190,000 during the year ended March 30, 1997, which decrease includes a net unrealized loss recorded on investments in bonds of approximately $114,000, the amortization of net premium on investments in bonds of approximately $51,000 and the accretion of zero coupon bonds of approximately $39,000. During the year ended March 30, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1996 of $5,180,297 and cash distributions received from Local Partnerships of $117,999.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, three of which expired during 1996 and were extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or
Interest"). During the year ended December 31, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreements of Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") and 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, require the Local General Partners to advance funds to cover operating deficits up to $182,500 (through March 1996) and $130,000 (through December 1996), respectively, and to cause the management agent to defer property management fees in order to avoid a default under the respective mortgages. The properties have experienced ongoing operating deficits and as of December 31, 1996, the Local General Partners have advanced approximately $329,000 to the Christian Street Local Partnership and approximately $248,000 to the 2000 Christian Street Local Partnership. Pending an attempt to address a potential loan restructuring of the respective mortgages with the lender, the Local General Partners have informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. The Local General Partners have further informed Registrant that the Christian Street Local Partnership and the 2000 Christian Street Local Partnership have not made the required principal and interest payments under their first mortgage obligations since December 1996 and that the lender has declared both mortgages in default. The Local General Partners have approached the lender and are currently in the process of negotiating a workout, but the lender has clearly indicated that in connection with any proposed workout, the Local General
Partners would be responsible for funding a portion of any remaining deficit after taking into account the benefits of the workout. Such amounts would likely be significant. There can be no assurance that any such workout will be achieved. The Christian Street Local Partnership and the 2000 Christian Street Local Partnership incurred operating deficits for the year ended December 31, 1996 of approximately $60,000 and $54,000, respectively (exclusive of property management fees of approximately $23,000 and $18,000, respectively). Of



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Registrant's total annual Low-income Tax Credits, approximately 5% and 3% are allocated from the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, respectively.

Due to continuing operating deficits and the uncertainty of future operating income of the Christian Street and 2000 Christian Street Local Partnerships, the combined financial statements of the Local Partnerships for the year ended December 31, 1996 include a loss from impairment of long-lived assets totaling $7,314,852, which represents an adjustment of the real property of the Christian Street and 2000 Christian Street Local Partnerships of $3,986,977 and $3,327,875, respectively, based on estimates of expected future cash flows.
Registrant recorded additional equity in loss of investment in Local Partnerships of $1,371,790 as a result of such impairment. Although such loss results in a zero investment balance in the Christian Street and 2000 Christian Street Local Partnerships, the remaining Low-income Tax Credits available are approximately $12 per Unit per annum collectively for January 1, 1997 through December 31, 2000.

During the year ended December 31, 1996, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $4,000. There is no operating deficit guarantee in connection with the Forest Village Local Partnership. All required payments on the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Forest Village Local Partnership.

The first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") has been declared in default due to insufficient deposits to the replacement reserve and the lender has alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a foreclosure action and a motion for summary judgment. The Local General Partner of the Ann Ell Local Partnership reports that the Ann Ell Local Partnership incurred costs for capital improvements and unscheduled maintenance which were in excess of the replacement reserve funding requirement and further reports that the other incidents have been wrongly alleged and has requested a meeting with the lender to discuss the resolution of this matter. Registrant has taken action to replace the Local General Partner and the management agent of the Ann Ell Local Partnership.

Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") is a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability is approximately $300,000. The Littleton Local Partnership has appealed the result of the trial and has filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit. Although the Local General Partner of the Littleton Local Partnership expects the incident to be covered by insurance, it has agreed to indemnify the Littleton Local Partnership and has established an escrow of approximately $325,000 from development proceeds in the event the Littleton Local Partnership is unsuccessful in its appeal and its action against the construction period insurance companies.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, regardless of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Capital Resources and Liquidity regarding certain Local Partnerships currently operating below economic break even levels.

Year Ended March 30, 1997

For the year ended March 30, 1997, Registrant had a net loss of approximately $5,507,000, which included an equity in loss of investment in Local Partnerships of approximately $5,180,000 (which includes $1,371,790 from the recorded impairment in connection with the Christian Street and 2000 Christian Street Local Partnerships) for the year ended December 31, 1996. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $6,302,000. Registrant's loss from operations for the year ended March 30, 1997 of approximately $327,000 was attributable to interest revenue of approximately $360,000, exceeded by operating expenses of approximately $687,000. Interest revenue for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses.

The Local Partnerships' net loss of approximately $11,942,000 for the year ended December 31, 1996 was attributable to rental and other revenue of approximately $20,591,000, exceeded by operating and interest expenses of approximately $19,103,000, approximately $6,115,000 of depreciation and amortization expenses and approximately $7,315,000 incurred by the Christian Street Local Partnership and the 2000 Christian Street Local Partnership in connection with the recorded adjustment of the properties to their estimated fair market value. The Local Partnerships' net loss for the year ended December 31, 1996 includes accrued Non-Mandatory Interest charges of approximately $695,000 and does not include principal amortization on mortgage loans payable of approximately $1,045,000.

Year Ended March 30, 1996

For the year ended March 30, 1996, Registrant had a net loss of approximately $3,837,000, which included an equity in loss of investment in Local Partnerships of approximately $3,514,000 for the year ended December 31, 1995. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $342,000. Registrant's loss from operations for the year ended March 30, 1996 of approximately $323,000 was attributable to interest revenue of approximately $360,000, exceeded by operating expenses of approximately $683,000.

The Local Partnerships' net loss of approximately $4,159,000 for the year ended December 31, 1995 was attributable to rental and other revenue of approximately $20,163,000, exceeded by operating and interest expenses of approximately $18,588,000 and approximately $5,734,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1995 includes accrued Non-Mandatory Interest charges of approximately $690,000 and does not include principal amortization on mortgage loans payable of approximately $942,000.

Year Ended March 30, 1995

For the year ended March 30, 1995, Registrant had a net loss of approximately $4,266,000, which included an equity in loss of investment in Local Partnerships of approximately $3,914,000 for the year ended December 31, 1994. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $317,000. Registrant's loss from operations for the year ended March 30, 1995 of approximately $352,000 was attributable to interest revenue of approximately $333,000 and other income from Local Partnerships of approximately $3,000, exceeded by operating expenses of approximately $684,000 and amortization of organization costs of approximately $4,000. Equity in loss of investment in Local Partnerships includes expenditures of $105,644 incurred by Registrant in connection with its investment in the Forest Village Local Partnership.

The Local Partnerships' net loss of approximately $4,522,000 for the year ended December 31, 1994 was attributable to rental and other revenue of approximately $19,286,000, exceeded by operating and interest expenses of approximately $18,060,000 and approximately $5,748,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1994 includes accrued Non-Mandatory Interest charges of approximately $700,000 and does not include principal amortization on mortgage loans payable of approximately $871,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Year Ended March 30, 1997 v. 1996

Registrant's operations for the year ended March 30, 1997 resulted in a net loss of approximately $5,507,000 as compared to a net loss of approximately $3,837,000 for the year ended March 30, 1996. The increase in net loss is primarily attributable to an increase in the equity in loss of investment in Local Partnerships of approximately $1,666,000, which is primarily the result of the adjustment to reduce the Christian Street Local Partnership and the 2000 Christian Street Local Partnership properties to their estimated fair value and an increase in depreciation expense of two Local Partnerships associated with payments in connection with acquisition notes which were originally not recorded due to the uncertainty of ultimate repayment at the time the respective Properties were placed in service, partially offset by an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $5,960,000 in accordance with the equity method of accounting.

Year Ended March 30, 1996 v. 1995

Registrant's operations for the year ended March 30, 1996 resulted in a net loss of approximately $3,837,000 as compared to a net loss of approximately $4,266,000 for the year ended March 30, 1995. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $400,000. The decrease in the equity in loss of investment in Local Partnerships is primarily the result of the improved results of operations of the Local Partnerships, as a whole. In addition, Registrant did not incur expenditures in connection with the Forest Village Local Partnership during the year ended March 30, 1996.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Recent Accounting Statements Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

The  implementation  of SFAS  No.  128  and  SFAS  No.  129 is not  expected  to materially impact Registrant's financial statements because Registrant's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

                              AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 8. Financial Statements and Supplementary Data



                             Table of Contents Page

Independent Auditors' Report...................................................
Balance Sheets as of March 30, 1997 and 1996..................................
Statements of Operations for the years ended March 30, 1997, 1996 and 1995....

Statements of Changes in Partners' Equity (Deficit) for the years ended
    March 30, 1997, 1996 and 1995..............................................

Statements of Cash Flows for the years ended March 30, 1997, 1996 and 1995.....

Notes to Financial Statements as of March 30, 1997, 1996 and 1995.............


No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                                   Independent Auditors' Report


To the Partners
American Tax Credit Properties II L.P.


        We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder and Silverman

Bethesda, Maryland
May 8, 1997


                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                                          BALANCE SHEETS
                                     MARCH 30, 1997 AND 1996



                                                           Notes         1997             1996
                                                           -----  ----------------------------
ASSETS
Cash and cash equivalents                                   3,9   $      674,160   $      538,912
Investments in bonds available-for-sale                     4,9        4,151,478        4,477,098
Investment in local partnerships                            5,8       18,119,151       23,417,447
Interest receivable                                          9            77,340           76,148
                                                                  ---------------- ----------------

                                                                    $ 23,022,129     $ 28,509,605
                                                                    ============     ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued expenses                     8,9   $      561,847   $      480,944
  Payable to general partner                               6,8,9         486,224          426,440
  Other                                                                   62,600           69,600
                                                                  ---------------- ---------------

                                                                       1,110,671          976,984
                                                                  --------------   --------------

Commitments and contingencies                                8

Partners' equity (deficit)                                  2,4
  General partner                                                       (272,442)        (217,372)
  Limited partners, $1,000 stated value per unit (55,746
    units of limited partnership interest outstanding)                22,305,343       27,757,245
  Unrealized loss on investments in bonds
    available-for-sale, net                                            (121,443)          (7,252)
                                                                --------------   ----------------

                                                                      21,911,458       27,532,621

                                                                    $ 23,022,129     $ 28,509,605
                                                                    ============     ============














                                See Notes to Financial Statements.


                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                                     STATEMENTS OF OPERATIONS
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995



                                       Notes         1997                1996               1995
                                       -----  ------------------  ------------------ -----------

REVENUE
Interest                                      $     359,806    $         360,143  $         333,280
Other income from local partnerships                                         181              2,500
                                              -------------------------------------- -----------------

TOTAL REVENUE                                       359,806              360,324            335,780
                                              -----------------   ---------------    -------------

EXPENSES

Administration fees                      8          299,307              299,307            299,307
Management fees                         6,8         299,307              299,307            299,307
Professional fees                                    57,140               56,071             61,325
Printing, postage and other                          30,727               28,738             24,502
Amortization                                                                                  3,750
                                              ---------------------------------------------------------

TOTAL EXPENSES                                      686,481             683,423             688,191
                                              ------------------  -----------------  ----------------

Loss from operations                               (326,675)           (323,099)           (352,411)

Equity in loss of investment in
  local partnerships                     5        (5,180,297)         (3,514,333)        (3,914,008)
                                              ----------------    ----------------   ----------------

NET LOSS                                      $    (5,506,972)    $    (3,837,432)   $   (4,266,419)
                                              ===============     ===============    ==============

NET LOSS ATTRIBUTABLE TO                 2
  General partner                             $        (55,070)  $        (38,374) $         (42,664)
  Limited partners                                  (5,451,902)        (3,799,058)        (4,223,755)
                                              ----------------    ---------------    ---------------

                                              $    (5,506,972)    $    (3,837,432)   $   (4,266,419)
                                              ===============     ===============    ==============

NET LOSS per unit of limited
  partnership interest (55,746 units
  of limited partnership interest)            $          (97.80) $        (68.15)     $      (75.77)
                                              ==================  ================== =================






                                See Notes to Financial Statements.


                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995



                                                                             Unrealized
                                                                           Gain (Loss) on
                                                                           Investments in
                                                                           Bonds Availavle
                                                                              For-Sale
                                          General Partner  Limited Partners     Net            Total
Partners' equity (deficit), March      $       (136,334)$     35,780,058   $                  $ 35,643,724
  30, 1994

Net loss                                      (42,664)        (4,223,755)                       (4,266,419)

Unrealized loss on investments in
  bonds available-for-sale, net                                                    (92,946)        (92,946)
                                       ---------------------------------------------------  --------------

Partners' equity (deficit), March            (178,998)        31,556,303          (92,946)      31,284,359
  30, 1995

Net loss                                      (38,374)        (3,799,058)                       (3,837,432)

Change in unrealized loss on
  investments in bonds                                                              85,694           85,694
                                       ---------------------------------------------------  ---------------
  available-for-sale, net

Partners' equity (deficit), March            (217,372)        27,757,245           (7,252)      27,532,621
  30, 1996

Net loss                                      (55,070)        (5,451,902)                       (5,506,972)

Change in unrealized loss on
  investments in bonds                                                           (114,191)        (114,191)
                                       --------------------------------------------------   --------------
  available-for-sale, net

Partners' equity (deficit), March      $        (272,442) $   22,305,343    $    (121,443)    $ 21,911,458
                                       =================  ==============    =============     ============
  30, 1997













                                See Notes to Financial Statements.


                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                                     STATEMENTS OF CASH FLOWS
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995




                                                                   1997            1996            1995
                                                             ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                            $    370,043    $    395,194    $    374,323
Other income from local partnerships                                                  181           2,500
Cash used for local partnerships for deferred expenses             (7,000)         (7,000)         (7,000)
Cash paid for
  administration fees                                            (239,513)       (239,508)       (240,520)
  management fees                                                (239,523)       (241,894)       (290,510)
  professional fees                                               (51,890)        (53,571)        (57,575)
  printing, postage and other expenses                            (14,868)        (25,467)        (32,960)
  interest on an outstanding capital contribution                                 (83,100)
                                                            -----------------------------    -------------

Net cash used in operating activities                            (182,751)       (255,165)       (251,742)
                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                        117,999         186,833          95,713
Maturity/redemption of bonds                                      200,000                         512,824
Investment in local partnership                                                  (360,000)
Transfer from (to) restricted cash                                                428,559         (19,813)
Investments in bonds (includes accrued interest of $6,427
  paid at purchase)                                                            (1,002,661)
  Expenditures in connection with a local partnership                                            (105,644)
                                                            ---------------------------------------------

Net cash provided by (used in) investing activities               317,999        (747,269)        483,080
                                                            -------------    ------------   --------------

Net increase (decrease) in cash and cash equivalents              135,248      (1,002,434)        231,338

Cash and cash equivalents at beginning of year                    538,912       1,541,346       1,310,008
                                                            -------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $     674,160   $     538,912     $ 1,541,346
                                                            =============   =============     ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds               $   (114,191)  $       85,694   $    (92,946)
                                                             ============   ==============   ============
  available-for-sale, net

Capital contribution payable                                                                 $    360,000
                                                                                             ============

----------------------------------------------------------- --------------- --------------- ---------------
See reconciliation of net loss to net cash used in operating activities on page 21.



                                See Notes to Financial Statements.


                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                              STATEMENTS OF CASH FLOWS - (Continued)
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995




                                                            1997            1996           1995
                                                     ------------------------------------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES
Net loss                                             $ (5,506,972)  $ (3,837,432)   $ (4,266,419)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local                 5,180,297      3,514,333       3,914,008
  partnerships
  Amortization of net premium on investments in bonds      50,524         69,667          49,840
  Accretion of zero coupon bonds                          (39,095)       (39,095)        (39,095)
  Amortization of organization costs                                                       3,750
  Decrease (increase) in interest receivable
    (includes accrued interest of $6,427 paid at
    purchase for the year ended March 30, 1996)            (1,192)       (10,062)         10,485
  Increase in payable to general partner                   59,784         57,413           8,797
  Increase in accounts payable and accrued expenses        80,903         65,570          54,079
  Decrease in other liabilities                            (7,000)        (7,000)         (7,000)
  Increase (decrease) in interest payable                                (68,559)         19,813
                                                    ------------------------------ ---------------


NET CASH USED IN OPERATING ACTIVITIES                $   (182,751)  $   (255,165)   $   (251,742)
                                                     ============   ============    ============










                                See Notes to Financial Statements.

                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                                  NOTES TO FINANCIAL STATEMENTS
                                  MARCH 30, 1997, 1996 AND 1995



1.    Organization, Purpose and Summary of Significant Accounting Policies

      American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 28, 1989. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the
      Properties. The Partnership has invested in one Property which also qualifies for the historic rehabilitation tax credit in accordance with
      Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the sole general partner of the Partnership. contributions. Such amounts were recorded as a liability and an offset to interest revenue.

      Basis of Accounting and Fiscal Year

      The Partnership's records are maintained on the accrual basis of accounting for both financial reporting and tax purposes. For financial reporting purposes, the Partnership's fiscal year ends March 30 and its quarterly periods end June 29, September 29 and December 30. The Local Partnerships have a calendar year for financial reporting purposes. The Partnership and the Local Partnerships each have a calendar year for income tax purposes.

      The Partnership accounts for its investment in Local Partnerships in accordance with the equity method of accounting (see Note 5), under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Partnership's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Any equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such Local Partnership are recorded as other income from Local Partnerships.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Adoption of Accounting Standard

      On March 31, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 5).

                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995



1.    Organization, Purpose and Summary of Significant Accounting
      Policies (continued)

      Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

      Investments in Bonds Available-For-Sale

      Investments in bonds classified as available-for-sale represent investments in bonds that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of partners' equity (deficit).

      Premium/Discount on Investments

      Premiums and discounts on investments in bonds available-for-sale are amortized (accreted) using the straight-line method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Unamortized premiums and unaccreted discounts of investments redeemed prior to maturity are offset against, or included in, interest revenue.

      Gain (Loss) on Redemption or Sale of Investments

      Realized gain (loss) on redemption or sale of investments in bonds available-for-sale are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

      Organization Costs

      Organization costs were amortized on a straight-line basis over five (5) years; such costs became fully amortized during the year ended March 30, 1995.

      Interest on Capital Contributions Payable to Local Partnerships

      Pursuant to agreements with certain Local Partnerships, interest is accrued on certain installments of capital contributions. Such amounts were recorded as a liability and an offset to interest revenue.

      Income Taxes

      No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 certain disclosures related to differences in the book and tax bases of accounting.

      Reclassifications

      Certain reclassifications of amounts have been made to conform to the current year presentation.

                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


2.    Capital Contributions

      On June 14, 1989, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On June 28, 1989, July 31, 1989 and September 22, 1989, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership in three closings. At these closings, subscriptions for a total of 55,746 Units representing $55,746,000 in limited partners' capital contributions were accepted. In connection with the offering of Units, the Partnership incurred registration costs of $6,534,064, of which $75,000 was capitalized as organization costs and $6,459,064 was charged to the limited partners' equity. The Partnership received a capital contribution of $100 from the General Partner.

      Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.


3.    Cash and Cash Equivalents

      As of March 30, 1997, the Partnership has $674,160 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.


4.    Investments in Bonds Available-For-Sale

      The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving unforeseen contingencies which may arise in connection with the Local Partnerships. Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


4.    Investments in Bonds Available-For-Sale (continued)

      As of March 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                              Gross           Gross
                                             Amortized      unrealized     unrealized      Estimated
                                                cost          gains           losses      fair value
         Description and maturity
         Corporate debt securities
           Within one year                  $   130,001   $         915   $         --   $    130,916
           After one year through five
             years                              748,260          15,402         (6,457)       757,205
           After five years through ten
              years                           2,079,161          10,635        (98,034)     1,991,762
           After ten years                      202,933             --         (13,879)       189,054
                                           ------------   ----------------------------   ------------

                                              3,160,355          26,952       (118,370)     3,068,937
                                            -----------    ------------    -----------    -----------

         U.S. Treasury debt securities
           After ten years                      442,441             --         (39,596)       402,845
                                           ------------   ----------------------------   ------------

         U.S. government and agency
         securities
           After five years through ten
             years                             619,758          16,263         --            636,021
           After ten years                      50,367             --          (6,692)        43,675
                                           ------------   -----------------------------  -------------

                                                670,125          16,263          (6,692)      679,696
                                           ------------    ------------   -------------  ------------

                                            $ 4,272,921    $     43,215    $  (164,658)   $ 4,151,478
                                            ===========    ============    ===========    ===========



      As of March 30, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                              Gross           Gross
                                             Amortized      unrealized     unrealized      Estimated
                                                cost          gains           losses      fair value
         Description and maturity
         Corporate debt securities
           Within one year                   $   200,000     $     1,468  $        --      $   201,468
           After one year through five
            years                                689,261          30,303        --             719,564
           After five years through ten
            years                              2,052,633          21,211       (72,516)      2,001,328
           After ten years                       429,265           5,738       (14,887)        420,116
                                             -----------     -----------    ----------     -----------

                                               3,371,159          58,720       (87,403)      3,342,476
                                             -----------      ----------    ----------      ----------

         U.S. Treasury debt securities
           After ten years                       403,346         --             (9,995)        393,351
                                            ------------  --------------   -----------     -----------

         U.S. government and agency
         securities
           After five years through ten
            years                                659,445          37,242        --             696,687
           After ten years                        50,400          --            (5,816)         44,584
                                           -------------  --------------- -------------  -------------

                                                 709,845          37,242        (5,816)        741,271
                                            ------------     -----------  ------------    ------------

                                             $ 4,484,350      $   95,962    $ (103,214)    $ 4,477,098
                                             ===========      ==========    ==========     ===========





                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


5.    Investment in Local Partnerships

      As of March 30, 1997, the Partnership owns a limited partnership interest in the following Local Partnerships:


         1. 1989 Westview Arms Limited Partnership;
         2. 2000-2100 Christian Street Associates (the "2000 Christian Street
            Local Partnership");
         3. Ann Ell Apartments Associates, Ltd.(the"Ann Ell Local Partnership");
         4. Auburn Hills Apartments Limited Partnership;
         5. Auburn Hills Townhouses Limited Partnership;
         6. Batesville Family, L.P.;
         7. Browning Road Phase I, L.P.;
         8. Bruce Housing Associates, L.P.;
         9. Canton Partners, L.P.;
        10. Carrington Limited Dividend Housing Association Limited Partnership;
        11. Christian Street Associates Limited Partnership (the "Christian
            Street Local Partnership");
        12. Cityside Apartments, Phase II, L.P.;
        13. Cleveland Square, Ltd.;
        14. College Avenue Apartments Limited Partnership;
        15. Corrigan Square, Ltd.;
        16. De Queen Villas Limited Partnership;
        17. Dermott Villas Limited Partnership;
        18. Eagle View, Ltd.;
        19. Elm Hill Housing Limited Partnership;
        20. Eudora Manor Limited Partnership;
        21. Forest Village Housing Partnership (the "Forest Village Local
            Partnership");
        22. Harborside Housing Limited Partnership;
        23. Hill Com I Associates Limited Partnership;
        24. Hill Com II Associates Limited Partnership;
        25. Hughes Manor Limited Partnership;
        26. Ivy Family, L.P.;
        27. Lakeside Housing Limited Partnership;
        28. Lawrence Road Properties, Ltd.;
        29. Lexington Estates Ltd., A Mississippi Limited Partnership;
        30. Littleton Avenue Community Village, L.P.;
        31. Lula Courts Ltd., L.P.;
        32. Magee Elderly, L.P.;
        33. Mirador del Toa Limited Partnership;
        34. Nixa Heights Apartments, L.P.;
        35. North Hills Farms Limited Partnership;
        36. Patton Place Limited Partnership;
        37. Plantersville Family, L.P.;
        38. Powelton Gardens Associates;
        39. Purvis Heights Properties, L.P.;
        40. Queen Lane Investors;
        41. Renova Properties, L.P.;
        42. Santa Juanita Limited Dividend Partnership L.P. (the "Santa Juanita
            Local Partnership");
        43. Simpson County Family, L.P.;
        44. Summers Village Limited Partnership;
        45. Tchula Courts Apartments, L.P.;
        46. The Pendleton (A Louisiana Partnership in Commendam);
        47. Trenton Heights Apartments, L.P.;
        48. Twin Pine Family, L.P.;
        49. Village Creek Limited Partnership; and
        50. York Park Associates Limited Partnership.


                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


5.    Investment in Local Partnerships (continued)

      Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, acquired a 99% Local Partnership Interest in the Santa Juanita Local Partnership; the ownership percentages of the Partnership and ATCP of the Santa Juanita Local Partnership are 64.36% and 34.64%, respectively. In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, acquired a 99% Local Partnership Interest in certain Local Partnerships as follows:

                                       The
                                                          Partnership        ATCP III
                  Batesville Family, L.P.                    37.25%            61.75%
                  Bruce Housing Associates, L.P.             37.25             61.75
                  Carrington Limited Dividend Housing
                    Association Limited Partnership          33.05             65.95
                  Ivy Family, L.P.                           37.25             61.75
                  Lawrence Road Properties, Ltd.             37.25             61.75
                  Mirador del Toa Limited Partnership        39.94             59.06
                  Purvis Heights Properties, L.P.            37.25             61.75
                  Queen Lane Investors                       50.50             48.50


      The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations (see Note 8). Under the terms of each of the fifty Local Partnership's partnership agreements, the Partnership made capital contributions in the aggregate amount of $45,692,662. As of December 31, 1996, the Local Partnerships have outstanding mortgage loans payable totaling approximately $93,337,000 and accrued interest payable on such loans totaling approximately $3,948,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note
      1). The amount of such excess losses applied to other partners' capital was $6,301,666, $341,567 and $316,791 for the years ended December 31, 1996, 1995 and 1994, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

      The combined balance sheets of the Local Partnerships as of December 31, 1996 and 1995 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1996, 1995 and 1994 are reflected on pages 28 and 29, respectively.

                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


5.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of December 31, 1996 and 1995 are as follows:



                                                                        1996            1995
                                                                 ---------------------------
       ASSETS
       Cash and other investments                                $     4,338,030 $     5,021,628
       Rental receivable                                               331,265           239,874
       Escrow deposits and reserves                                  5,141,484         5,169,090
       Land                                                          4,180,673         4,307,489
       Buildings and improvements (net of accumulated
          depreciation of $37,016,338 and $33,336,052)             102,236,052       114,580,652
       Intangible assets (net of accumulated amortization
          of $992,006 and $996,272)                                  1,848,817         1,942,783
       Other                                                           993,891         1,048,066
                                                                 -------------------------------

                                                                 $ 119,070,212     $ 132,309,582
                                                                 =============     =============

       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

       Liabilities

          Accounts payable and accrued expenses                  $   1,520,643    $    1,373,237
          Due to related parties                                     4,650,126         4,654,626
          Mortgage loans                                            93,336,971        94,490,718
          Notes payable                                              2,804,927         3,450,605
          Accrued interest                                           3,948,452         3,330,072
          Other                                                         28,190           610,617
                                                                 --------------- ---------------

                                                                   106,889,309       107,909,875

       Partners' equity (deficit)

          American Tax Credit Properties II L.P.
             Capital contributions, net of distributions             45,115,322       45,256,337

             Cumulative loss                                        (26,904,774)     (21,724,477)
                                                                 --------------   --------------

                                                                      18,210,548      23,531,860

          General partners and other limited partners,
               includingATCP and ATCP III
               Capital contributions, net of distributions           3,503,853         3,639,386

               Cumulative loss                                        (9,533,498)     (2,771,539)
                                                                 --------------- ---------------

                                                                     (6,029,645)         867,847
                                                                 --------------- -----------------

                                                                      12,180,903      24,399,707

                                                                 $ 119,070,212     $ 132,309,582
                                                                 =============     =============

                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


5.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                      1996                1995                1994
                                              ------------------- --------------------------------
       REVENUE
       Rental                                    $   19,816,507      $   19,516,587      $   18,757,914
       Interest and other                               774,491             646,027             528,115
                                              -----------------   -----------------   -----------------

       TOTAL REVENUE                                 20,590,998          20,162,614          19,286,029
                                                ---------------     ---------------     ---------------

       EXPENSES

       Administrative                                 3,061,254           3,098,156           3,066,837
       Utilities                                      2,572,103           2,413,637           2,565,848
       Operating, maintenance and other               4,511,247           4,026,163           3,319,990
       Taxes and insurance                            2,335,380           2,272,595           2,122,331
       Interest (including amortization of
          $93,966, $165,690 and $166,166)             6,717,508           6,943,019           7,150,873
       Depreciation                                   6,020,910           5,568,319           5,581,736
       Loss from impairment of long-lived             7,314,852
          assets

       TOTAL EXPENSES                                32,533,254          24,321,889          23,807,615
                                                ---------------     ---------------     ---------------

       NET LOSS                                 $   (11,942,256)     $   (4,159,275)     $   (4,521,586)
                                                ===============      ==============      ==============

       NET LOSS ATTRIBUTABLE TO
          American Tax Credit Properties II      $   (5,180,297)     $   (3,514,333)     $   (3,808,364)
          L.P.
          General partners and other  limited  partners,  including  ATCP & ATCP
             III, which includes specially  allocated items of income to certain general partners of $38,171,  $139,376 and $61,511, and $6,301,666,
             $341,567 and $316,791
             of American Tax                        (6,761,959)           (644,942)           (713,222)
                                              -----------------     ---------------     ---------------
             Credit Properties II L.P. loss
             in excess of investment
                                                 $  (11,942,256)      $  (4,159,275)      $  (4,521,586)
                                                 ==============       =============       =============

                                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                         MARCH 30, 1997, 1996 AND 1995

5.    Investment in Local Partnerships (continued)

      Investment activity with respect to each Local Partnership for the year ended March 30, 1997 is as follows:

                                          Investment in                        Cash
                                              Local       Partnership's    distributions   Investment
                                           Partnership      equity in        received       in Local
                                           balance as     income (loss)     during the     Partnership
       Name of Local Partnership          of March 30,     for the year     year ended     balance as
                                              1996            ended          March 30,    of March 30,
                                                           December 31,        1997           1997
                                                               1996
       ---------------------------------- -------------- ----------------- -------------- --------------
       1989 Westview Arms Limited
          Partnership                  $       61,055   $    (6,594)      $    --    $       54,461
       2000-2100 Christian Street
          Associates                          423,066      (423,066)  (1)       --             --
       Ann Ell Apartments Associates,Ltd.        --          --       (2)       --             --
       Auburn Hills Apartments Limited
          Partnership                          75,563      (23,032)             --             52,531
       Auburn Hills Townhouses Limited
          Partnership                       1,424,845     (354,004)             (2,500)     1,068,341
       Batesville Family, L.P.                 28,529      (20,311)             --              8,218
       Browning Road Phase I, L.P.             57,453      (23,324)             --             34,129
       Bruce Housing Associates, L.P.          73,339      (13,967)             --             59,372
       Canton Partners, L.P.                   90,063      (31,177)             (1,790)        57,096
       Carrington Limited Dividend  Housing
         Association Limited Partnership      616,836      (83,296)             --            533,540
       Christian Street Associates
          Limited Partnership               1,301,190    (1,301,190)  (1)       --             --
       Cityside Apartments, Phase II, L.P.  3,445,971     (478,733)             (5,000)     2,962,238
       Cleveland Square, Ltd.                  63,799      (25,616)             --             38,183
       College Avenue Apartments
         Limited Partnership                  111,975      (41,959)               (820)        69,196
       Corrigan Square, Ltd.                  139,780      (37,825)             --            101,955
       De Queen Villas Limited
          Partnership                          30,661      (30,661)  (1)       --             --
       Dermott Villas Limited Partnership     138,098      (33,265)             --            104,833
       Eagle View, Ltd.                        32,801       (4,994)             --             27,807
       Elm Hill Housing Limited Partnership 3,438,461     (366,843)             (5,000)     3,066,618
       Eudora Manor Limited Partnership        69,579      (21,148)             --             48,431
       Forest Village Housing Partnership       --            --     (2)       --               --
       Harborside Housing Limited
          Partnership                       1,450,111        34,096             (2,380)     1,481,827
       Hill Com I Associates Limited
          Partnership                         867,814         1,351            (55,586)       813,579
       Hill Com II Associates Limited
          Partnership                         604,883      (13,147)            (29,308)       562,428
       Hughes Manor Limited Partnership       138,546      (29,481)             --            109,065
       Ivy Family, L.P.                        52,330       (9,902)             --             42,428
       Lakeside Housing Limited
          Partnership                       1,560,517     (331,446)             --          1,229,071
       Lawrence Road Properties, Ltd.          12,734       (5,002)             --              7,732
       Lexington Estates Ltd.                  12,536       (12,536)  (1)       --               --
       Littleton Avenue Community
          Village, L.P.                     1,088,264     (403,303)             --            684,961
       Lula Courts Ltd., L.P.                  27,975      (22,028)             --              5,947
       Magee Elderly, L.P.                     55,544      (18,820)               (731)        35,993
       Mirador del Toa Limited Partnership      --            --      (2)       --               --
       Nixa Heights Apartments, L.P.           79,198      (42,872)             --             36,326
       North Hills Farms Limited
          Partnership                        2,936,302     (451,028)            (2,500)     2,482,774
       Patton Place Limited Partnership       515,576      (50,350)             --            465,226
       Plantersville Family, L.P.              56,290      (13,934)             --             42,356
       Powelton Gardens Associates            426,749      (43,054)             --            383,695
       Purvis Heights Properties, L.P.         54,023       (3,503)             --             50,520
       Queen Lane Investors                   323,757      (55,874)             (5,881)       262,002
       Renova Properties, L.P.                 38,278      (17,672)             --             20,606
       Santa Juanita Limited Dividend
          Partnership L.P.                    286,739      (44,869)             --            241,870
       Simpson County Family, L.P.              1,848        (1,848)  (1)       --               --
       Summers Village Limited Partnership     76,280      (23,742)             --             52,538
       Tchula Courts Apartments, L.P.          --            --       (2)       --               --
       The Pendleton                          217,353      (34,218)             --            183,135
       Trenton Heights Apartments, L.P.        29,275      (14,451)             --             14,824
       Twin Pine Family, L.P.                  77,279      (19,657)             --             57,622
       Village Creek Limited Partnership      159,435      (18,553)           (1,503)         139,379
       York Park Associates Limited
          Partnership                         644,747      (213,449)          (5,000)         426,298
                                          -----------------------------    -------------  ---------------

                                          $ 23,417,447   $ (5,180,297)      $  (117,999)  $ 18,119,151
                                          ============   ============       ===========   ============
       -------------------------------------------------------------------------------------------------
      (1) The  Partnership's   equity  in  loss  of  an  investment  in  a
          Local Partnership is limited to the remaining investment balance.
      (2) Additional equity in  loss of investment is not allocated to the
          Partnership until equity in income is earned.

                                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                         MARCH 30, 1997, 1996 AND 1995

5.    Investment in Local Partnerships (continued)

      Investment activity with respect to each Local Partnership for the year ended March 30, 1996 is as follows:

                                                                      Cash
                                                        Partnership's distributions   Cash
                                           Investment    equity in     received   distributions  Investment
                                               in          income     during       classified     in Local
                                             Local       (loss) for   the year      as other     Partnership
                                          Partnership     the year      ended        income      balance as
       Name of Local Partnership           balance as      ended      March 30,    during the     of March
                                            of March    December 31,     1996      year ended     30, 1996
                                            30, 1995        1995                    March 30,
                                                                                      1996
       ---------------------------------- ------------- ------------- ----------- -------------- ------------
       1989 Westview Arms Limited
           Partnership                $       68,428   $  (6,173)    $   (1,20O)    $     --    $   61,055
       2000-2100 Christian Street
          Associates                         628,185    (205,119)          --             --       423,066
       Ann Ell Apartments Associates, Ltd.     --         --    (2)        --             --        --
       Auburn Hills Apartments Limited
          Partnership                        102,021    (25,456)         (1,002)          --        75,563
       Auburn Hills Townhouses Limited
          Partnership                      1,569,911    (142,566)        (2,500)          --     1,424,845
       Batesville Family, L.P.                55,756    (27,227)           --             --        28,529
       Browning Road Phase I, L.P.           101,239    (43,786)           --             --        57,453
       Bruce Housing Associates, L.P.         84,737    (11,092)           (306)          --        73,339
       Canton Partners, L.P.                 148,207    (58,144)           --             --        90,063
       Carrington Limited Dividend
          Housing Association
          Limited Partnership                689,794    (72,958)           --             --       616,836
        Christian Street Associates
          Limited Partnership              1,481,602    (180,412)          --             --     1,301,190
        Cityside Apartments, Phase II,      3,946,601    (500,630)          --             --     3,445,971
          L.P.
       Cleveland Square, Ltd.                 88,858    (23,859)         (1,200)          --        63,799
       College Avenue Apartments             142,128    (30,153)           --             --       111,975
          Limited Partnership
       Corrigan Square, Ltd.                 189,512    (47,332)         (2,400)          --       139,780
       De Queen Villas Limited                96,502    (65,841)           --             --        30,661
          Partnership
       Dermott Villas Limited                163,534    (25,436)           --             --       138,098
          Partnership
       Eagle View, Ltd.                       41,824               (       --             --        32,801
                                                         9,023)
       Elm Hill Housing Limited            3,824,749    (383,788)        (2,500)          --     3,438,461
          Partnership
       Eudora Manor Limited Partnership       87,648    (18,069)           --             --        69,579
       Forest Village Housing                 --          --     (2)       --             --          --
          Partnership
       Harborside Housing Limited          1,585,893    (116,138)       (19,644)          --     1,450,111
          Partnership
       Hill Com I Associates Limited         913,761    ( 9,970)        (35,977)          --       867,814
          Partnership
       Hill Com II Associates Limited        660,138    (34,770)        (20,485)          --       604,883
          Partnership
       Hughes Manor Limited Partnership      175,419    (36,873)           --             --       138,546
       Ivy Family, L.P.                       60,804    (8,229)            (245)          --        52,330
       Lakeside Housing Limited            1,939,176    (293,201)       (85,458)          --     1,560,517
          Partnership
       Lawrence Road Properties, Ltd.         31,560    (18,826)           --             --        12,734
       Lexington Estates Ltd.                 43,232    (30,696)           --             --        12,536
       Littleton Avenue Community          1,476,881    (383,617)        (5,000)          --     1,088,264
          Village, L.P.
       Lula Courts Ltd., L.P.                 45,742    (17,767)           --             --        27,975
       Magee Elderly, L.P.                    80,020    (24,476)           --             --        55,544
       Mirador del Toa Limited                30,949    (30,742)           (388)           181
          Partnership
       Nixa Heights Apartments, L.P.         111,197    (31,999)           --             --        79,198
       North Hills Farms Limited           2,903,475    35,327           (2,500)          --     2,936,302
          Partnership
       Patton Place Limited Partnership      578,082    (62,506)           --             --       515,576
       Plantersville Family, L.P.             70,631    (13,861)           (480)          --        56,290
       Powelton Gardens Associates           462,309    (35,560)           --             --       426,749
       Purvis Heights Properties, L.P.        67,055    (13,032)           --             --        54,023
       Queen Lane Investors                  377,893    (51,590)         (2,546)          --       323,757
       Renova Properties, L.P.                59,591    (20,833)           (480)          --        38,278
       Santa Juanita Limited Dividend        339,660    (52,921)           --             --       286,739
          Partnership L.P.
       Simpson County Family, L.P.            43,627    (41,779)           --             --         1,848
       Summers Village Limited                96,158    (19,878)           --             --        76,280
          Partnership
       Tchula Courts Apartments, L.P.          4,540     (4,540) (1)       --             --          --
       The Pendleton                         255,126    (37,053)           (720)          --       217,353
       Trenton Heights Apartments, L.P.       47,915    (18,640)           --             --        29,275
       Twin Pine Family, L.P.                 93,950    (16,191)           (480)          --        77,279
       Village Creek Limited Partnership     183,297    (22,359)         (1,503)          --       159,435
       York Park Associates Limited               869,29      (224,549                        --         644,747
                                          ----------------------------------------------------------------------
          Partnership
                                          $ 27,118,613  $ (3,514,333) $  (187,014)$         181  $ 23,417,447
                                          ============  ============  =========== =============  ============

       ------------------------------------------------------------------------------------------------------
      (1)The  Partnership's   equity  in  loss  of  an  investment  in  a  Local
         Partnership is limited to the remaining investment balance.
      (2)Additional  equity  in  loss  of  investment  is not  allocated  to the
         Partnership until equity in income is earned.


                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                          MARCH 30, 1997, 1996 AND 1995

5.    Investment in Local Partnerships (continued)

      Investment  and capital  contribution  activity with respect to each Local
      Partnership for the year ended March 30, 1995 is as follows:
                                                                                            Cash
                                                                                Cash        distributions
                                                                  Partnership's distributionclassified
                                         Investment   Capital      equity in     received      as      Investment
                                             in       contributions  income     during      other       in Local
                                            Local     payable      (loss) for   the year    income     Partnership
                                         Partnership  as of         the year      ended     during     balance as
       Name of Local Partnership         balance as   March 30,      ended      March 30,   the year    of March
                                          of March       1995     December 31,     1995       ended     30, 1995
                                          30, 1994                    1994                  March 30,
                                                                                              1995
       --------------------------------- ------------ ----------- ------------- ----------- ---------- ------------
       1989 Westview Arms Limited        $       67,35$          -$   2,277   $     (1,200)    $       $  68,428
          Partnership
       2000-2100 Christian Street          825,239           --   (197,054)            --         --     628,185
          Associates
       Ann Ell Apartments Associates,       --               --   --       (2)     (2,500)     2,500       --
          Ltd.
       Auburn Hills Apartments Limited     123,398           --   (20,897)           (480)        --     102,021
          Partnership
       Auburn Hills Townhouses Limited   1,866,369           --   (293,958)        (2,500)        --   1,569,911
          Partnership
       Batesville Family, L.P.              81,391           --   (25,373)           (262)        --      55,756
       Browning Road Phase I, L.P.         149,705           --   (48,466)             --         --     101,239
       Bruce Housing Associates, L.P.      102,825           --   (17,688)           (400)        --      84,737
       Canton Partners, L.P.               225,346           --   (76,443)           (696)        --     148,207
       Carrington Limited Dividend
          Housing Association Limited      762,900           --   (73,106)             --         --     689,794
          Partnership
       Christian Street Associates       1,669,601           --   (187,999)            --         --   1,481,602
          Limited Partnership
       Cityside Apartments, Phase II,    4,491,959           --   (542,858)        (2,500)        --   3,946,601
          L.P.
       Cleveland Square, Ltd.              122,696           --   (33,238)           (600)        --      88,858
       College Avenue Apartments           171,478           --   (27,710)         (1,640)        --     142,128
          Limited Partnership
       Corrigan Square, Ltd.               262,294           --   (71,582)         (1,200)        --     189,512
       De Queen Villas Limited             134,994           --   (38,492)             --         --      96,502
          Partnership
       Dermott Villas Limited              186,077           --   (22,543)             --         --     163,534
          Partnership
       Eagle View, Ltd.                     53,473           --   (11,649)             --         --      41,824
       Elm Hill Housing Limited          4,099,568           --   (274,819)            --         --   3,824,749
          Partnership
       Eudora Manor Limited Partnership    112,230           --   (24,582)             --         --      87,648
       Forest Village Housing               48,798           --   (48,798) (1)         --         --       --
          Partnership
       Harborside Housing Limited        1,741,431           --   (142,629)       (12,909)        --   1,585,893
          Partnership
       Hill Com I Associates Limited       955,548           --   (18,511)        (23,276)        --     913,761
          Partnership
       Hill Com II Associates Limited      702,157           --   (14,925)        (27,094)        --     660,138
          Partnership
       Hughes Manor Limited Partnership    201,904           --   (26,485)             --         --     175,419
       Ivy Family, L.P.                     70,778           --   (9,654)            (320)        --      60,804
       Lakeside Housing Limited          2,257,071           --   (310,979)        (6,916)        --   1,939,176
          Partnership
       Lawrence Road Properties, Ltd.       45,605           --   (13,565)           (480)        --      31,560
       Lexington Estates Ltd.               76,150           --   (32,918)             --         --      43,232
       Littleton Avenue Community        1,515,762       360,000  (398,881)            --         --   1,476,881
          Village, L.P.
       Lula Courts Ltd., L.P.               79,667           --   (33,925)             --         --      45,742
       Magee Elderly, L.P.                 100,831           --   (20,811)             --         --      80,020
       Mirador del Toa Limited              66,020           --   (34,295)           (776)        --      30,949
          Partnership
       Nixa Heights Apartments, L.P.       146,218           --   (34,221)           (800)        --     111,197
       North Hills Farms Limited         2,867,736           --   38,239           (2,500)        --   2,903,475
          Partnership
       Patton Place Limited Partnership    628,841           --   (50,759)             --         --     578,082
       Plantersville Family, L.P.           90,828           --   (19,717)           (480)        --      70,631
       Powelton Gardens Associates         534,510           --   (72,201)             --         --     462,309
       Purvis Heights Properties, L.P.      85,581           --   (18,308)           (218)        --      67,055
       Queen Lane Investors                436,531           --   (58,638)             --         --     377,893
       Renova Properties, L.P.              75,766           --   (15,695)           (480)        --      59,591
       Santa Juanita Limited Dividend      374,019           --   (34,359)             --         --     339,660
          Partnership L.P.
       Simpson County Family, L.P.          92,232           --   (48,125)           (480)        --      43,627
       Summers Village Limited             118,706           --   (22,548)             --         --      96,158
          Partnership
       Tchula Courts Apartments, L.P.       39,903           --   (35,363)             --         --       4,540
       The Pendleton                       291,916           --   (36,070)           (720)        --     255,126
       Trenton Heights Apartments, L.P.     62,141           --   (13,426)           (800)        --      47,915
       Twin Pine Family, L.P.              114,974           --   (20,544)           (480)        --      93,950
       Village Creek Limited               204,661           --   (18,358)         (3,006)        --     183,297
          Partnership
       York Park Associates Limited
          Partnership                    1,127,511                  (255,715      (2,500                   869,296
                                         -----------------------------------------------------------------------------

                                         $ 30,662,690 $  360,000  $ (3,808,364) $  (98,213) $     2,500$ 27,118,613
                                         ============ ==========  ============  ==========  =======================

       ------------------------------------------------------------------------------------------------------------
      (1)The   Partnership's  equity  in  loss  of  an  investment  in  a  Local
      Partnership is limited to the remaining investment balance.  (2)Additional equity in loss of  investment is not  allocated to the  Partnership  until equity in income is earned.


                                   AMERICAN TAX CREDIT PROPERTIES II L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995

5.  Investment in Local Partnerships (continued)

    Property information for each Local Partnership as of December 31, 1996 is as follows:

                                                      Mortgage                    Buildings    Accumulated
     Name of Local Partnership                          loans         Land           and       depreciation
                                                       payable                  improvements
     ----------------------------------------------- ------------ ------------- -------------- ------------
     1989 Westview Arms Limited Partnership          $   546,363   $    20,275   $    736,245  $ (153,879)
     2000-2100 Christian Street Associates             2,837,145        --             --           --
     Ann Ell Apartments Associates, Ltd.               2,378,972       199,645      2,837,476    (655,470)
     Auburn Hills Apartments Limited Partnership         802,220        48,245      1,009,662    (192,880)
     Auburn Hills Townhouses Limited Partnership       6,574,035       225,000     10,030,745  (3,373,834)
     Batesville Family, L.P.                           1,446,124        52,000      1,792,092    (430,084)
     Browning Road Phase I, L.P.                         866,374        43,000        998,604    (274,290)
     Bruce Housing Associates, L.P.                    1,115,155        16,000      1,418,598    (354,315)
     Canton Partners, L.P.                             1,455,722        35,000      1,801,673    (449,526)
     Carrington Limited Dividend Housing
        Association Limited Partnership                3,487,158       200,000      6,359,188  (1,571,765)
     Christian Street Associates Limited               2,830,407        --             --           --
        Partnership
     Cityside Apartments, Phase II, L.P.               7,702,485        87,997     14,242,965  (3,514,576)
     Cleveland Square, Ltd.                              852,988        20,000      1,129,215    (288,929)
     College Avenue Apartments Limited Partnership       609,266        24,600        997,538    (235,559)
     Corrigan Square, Ltd.                             1,467,570        63,358      1,849,084    (468,023)
     De Queen Villas Limited Partnership               1,174,439        37,000      1,453,688    (301,846)
     Dermott Villas Limited Partnership                1,070,453        15,000      1,348,314    (248,645)
     Eagle View, Ltd.                                    418,251        35,000        496,686     (99,206)
     Elm Hill Housing Limited Partnership              6,973,034       119,200     12,345,131  (3,297,957)
     Eudora Manor Limited Partnership                    755,311        16,000        936,661    (177,428)
     Forest Village Housing Partnership                1,639,925       250,000      2,273,454    (565,842)
     Harborside Housing Limited Partnership            3,782,222        39,400      6,583,302  (1,514,628)
     Hill Com I Associates Limited Partnership         1,398,864       143,404      2,739,801    (659,012)
     Hill Com II Associates Limited Partnership        1,094,108       112,110      2,092,549    (513,513)
     Hughes Manor Limited Partnership                  1,120,365        16,007      1,407,231    (264,616)
     Ivy Family, L.P.                                    805,507        11,000      1,034,698    (264,504)
     Lakeside Housing Limited Partnership              8,098,721        50,000     11,882,506  (2,986,046)
     Lawrence Road Properties, Ltd.                      763,628        50,000        928,273    (214,369)
     Lexington Estates Ltd.                              712,592        30,750        867,869    (258,803)
     Littleton Avenue Community Village, L.P.          4,303,080       512,331      6,906,845  (1,602,998)
     Lula Courts Ltd., L.P.                              704,276        19,600        877,442    (250,277)
     Magee Elderly, L.P.                                 593,802        30,000        714,094    (178,147)
     Mirador del Toa Limited Partnership               1,896,098       105,000      2,327,341    (586,192)
     Nixa Heights Apartments, L.P.                     1,011,892        31,500      1,276,419    (326,744)
     North Hills Farms Limited Partnership             3,170,532       525,000     11,262,375  (4,720,513)
     Patton Place Limited Partnership                    989,870        56,015      1,764,078    (308,592)
     Plantersville Family, L.P.                          603,300        12,000        751,194    (202,965)
     Powelton Gardens Associates                       1,053,208        29,207      1,919,136    (464,360)
     Purvis Heights Properties, L.P.                   1,156,152        47,000      1,439,927    (329,168)
     Queen Lane Investors                              1,587,345        60,301      2,731,943    (570,265)
     Renova Properties, L.P.                             641,829        22,700        787,908    (217,789)
     Santa Juanita Limited Dividend Partnership        1,521,268       228,718      2,320,159    (603,379)
        L.P.
     Simpson County Family, L.P.                         817,698        24,700      1,009,620    (251,746)
     Summers Village Limited Partnership                 813,721        71,000        942,038    (179,754)
     Tchula Courts Apartments, L.P.                      741,111        10,000        910,747    (380,781)
     The Pendleton                                       685,914        40,000      1,269,163    (349,345)
     Trenton Heights Apartments, L.P.                    442,886        29,200        561,080    (166,056)
     Twin Pine Family, L.P.                              621,916         7,000        782,816    (201,726)
     Village Creek Limited Partnership                 1,220,350        37,950      1,465,634    (305,606)
     York Park Associates Limited Partnership          3,981,319       321,460      5,639,183  (1,490,390)
                                                     -------------------------- -----------------------------
                                                     $ 93,336,971  $ 4,180,673  $ 139,252,390 $(37,016,338)
                                                     ============  ===========  =============  =============


                                   AMERICAN TAX CREDIT PROPERTIES II L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995

5.  Investment in Local Partnerships (continued)

    Property information for each Local Partnership as of December 31, 1995 is as follows:

                                                      Mortgage                    Buildings    Accumulated
     Name of Local Partnership                          loans         Land           and       depreciation
                                                       payable                  improvements
     ----------------------------------------------- ------------ ------------- -------------- ------------
     1989 Westview Arms Limited Partnership          $    562,79  $     20,275    $   736,245  $ (133,932)
     2000-2100 Christian Street Associates             2,908,042        43,712      4,341,240    (870,692)
     Ann Ell Apartments Associates, Ltd.               2,420,936       199,645      2,837,476    (551,271)
     Auburn Hills Apartments Limited Partnership         803,765        48,245      1,009,662    (163,103)
     Auburn Hills Townhouses Limited Partnership       6,625,553       225,000      9,854,911  (2,864,958)
     Batesville Family, L.P.                           1,448,254        52,000      1,792,092    (363,175)
     Browning Road Phase I, L.P.                         871,385        43,000        997,640    (235,546)
     Bruce Housing Associates, L.P.                    1,117,405        16,000      1,409,439    (300,301)
     Canton Partners, L.P.                             1,461,351        35,000      1,798,668    (381,740)
     Carrington Limited Dividend Housing
        Association Limited Partnership                3,507,348       200,000      6,357,704  (1,340,249)
     Christian Street Associates Limited               2,949,750        83,104      5,288,091  (1,127,726)
        Partnership
     Cityside Apartments, Phase II, L.P.               7,771,467        87,997     14,242,965  (2,996,702)
     Cleveland Square, Ltd.                              857,223        20,000      1,127,430    (244,005)
     College Avenue Apartments Limited Partnership       611,257        24,600        996,705    (199,139)
     Corrigan Square, Ltd.                             1,474,701        63,358      1,846,553    (396,749)
     De Queen Villas Limited Partnership               1,177,042        37,000      1,453,688    (260,409)
     Dermott Villas Limited Partnership                1,072,545        15,000      1,348,314    (211,577)
     Eagle View, Ltd.                                    420,439        35,000        496,686     (87,370)
     Elm Hill Housing Limited Partnership              6,997,606       119,200     12,345,131  (2,848,932)
     Eudora Manor Limited Partnership                    756,551        16,000        936,661    (150,706)
     Forest Village Housing Partnership                1,724,514       250,000      2,273,454    (477,259)
     Harborside Housing Limited Partnership            3,932,439        39,400      6,440,417  (1,269,411)
     Hill Com I Associates Limited Partnership         1,445,865       143,404      2,717,554    (556,594)
     Hill Com II Associates Limited Partnership        1,124,676       112,110      2,080,416    (433,887)
     Hughes Manor Limited Partnership                  1,122,349        16,007      1,401,141    (223,751)
     Ivy Family, L.P.                                    808,796        11,000      1,027,124    (224,639)
     Lakeside Housing Limited Partnership              8,204,170        50,000     11,882,506  (2,540,424)
     Lawrence Road Properties, Ltd.                      764,960        50,000        925,919    (188,714)
     Lexington Estates Ltd.                              713,996        30,750        866,675    (226,737)
     Littleton Avenue Community Village, L.P.          4,303,080       512,331      6,906,170  (1,349,735)
     Lula Courts Ltd., L.P.                              705,433        19,600        876,700    (217,334)
     Magee Elderly, L.P.                                 594,705        30,000        714,094    (158,687)
     Mirador del Toa Limited Partnership               1,900,249       105,000      2,325,318    (488,000)
     Nixa Heights Apartments, L.P.                     1,013,945        31,500      1,273,775    (278,241)
     North Hills Farms Limited Partnership             3,335,238       525,000     10,845,415  (3,800,367)
     Patton Place Limited Partnership                    994,190        56,015      1,764,078    (264,490)
     Plantersville Family, L.P.                          604,709        12,000        746,904    (173,753)
     Powelton Gardens Associates                       1,081,056        29,207      1,916,636    (394,584)
     Purvis Heights Properties, L.P.                   1,158,111        47,000      1,437,402    (286,677)
     Queen Lane Investors                              1,593,985        60,301      2,731,343    (470,548)
     Renova Properties, L.P.                             642,895        22,700        783,206    (188,480)
     Santa Juanita Limited Dividend Partnership        1,532,327       228,718      2,190,094    (516,270)
        L.P.
     Simpson County Family, L.P.                         818,912        24,700      1,008,721    (213,448)
     Summers Village Limited Partnership                 815,130        71,000        942,038    (151,406)
     Tchula Courts Apartments, L.P.                      742,470        10,000        908,457    (346,616)
     The Pendleton                                       716,424        40,000      1,268,722    (301,256)
     Trenton Heights Apartments, L.P.                    443,733        29,200        557,491    (143,298)
     Twin Pine Family, L.P.                              624,770         7,000        782,816    (171,536)
     Village Creek Limited Partnership                 1,222,361        37,950      1,465,634    (266,617)
     York Park Associates Limited Partnership           3,989,81       321,460       5,639,18    ,285,011)
                                                     -------------------------- ------------------------------
                                                     $ 94,490,718  $ 4,307,489  $ 147,916,704 $(33,336,052)
                                                     ============  ===========  =============  =============


                                   AMERICAN TAX CREDIT PROPERTIES II L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)


     The summary of property activity during the year ended December 31, 1996 is as follows:

                                   Net change
                                 during the year
                                     Balance as of           ended            Balance as of
                                   December 31, 1995   December 31, 1996    December 31, 1996
                                   -----------------   -----------------    -----------------
      Land                           $     4,307,489       $    (126,816)     $     4,180,673
      Buildings and improvements         147,916,704          (8,664,314)         139,252,390
                                      --------------       --------------       -------------
                                         152,224,193          (8,791,130)         143,433,063
      Accumulated depreciation           (33,336,052)         (3,680,286)         (37,016,338)
                                      --------------       -------------       --------------
                                       $ 118,888,141       $ (12,471,416)       $ 106,416,725
                                       =============       =============        =============

     The Partnership recorded additional equity in loss of investment in Local Partnerships due to expenditures incurred by the Partnership in connection with the Forest Village Local Partnership during the year ended March 30, 1995 in the amount of $105,644. Such amount is not reflected in the combined statements of operations of the Local Partnerships included in
     Note 5 herein. The Partnership did not incur expenditures in connection with the Forest Village Local Partnership during the years ended March 30, 1997 and 1996. On December 7, 1993, the Forest Village Local Partnership amended its limited partnership agreement, removed the original local general partner and admitted The Richman Group of Maryland, Incorporated, an affiliate of the General Partner, as an interim local general partner. As of March 30, 1997, the Partnership has a zero investment balance in the Forest Village Local Partnership and continues to account for such investment under the equity method of accounting. The mortgage loans of the Forest Village Local Partnership are nonrecourse to the Partnership. Selected balance sheet data of the Forest Village Local Partnership as of December 31, 1996 includes land and building of $1,957,612, net of accumulated depreciation of $565,842, total assets of $2,022,455, mortgage loans and accrued interest of $1,691,511, total liabilities of $2,166,132 (of which $387,624 represents advances due to the Partnership) and partners' deficit of $143,677. Selected balance sheet data of the Forest Village Local Partnership as of December 31, 1995 includes land and building of $2,046,195, net of accumulated depreciation of $477,259, total assets of $2,114,263, mortgage loans and accrued interest of $1,764,019, total liabilities of $2,216,396 (of which $387,624 represents advances due to the Partnership) and partners' deficit of $102,133. Selected statement of operations data for the year ended December 31, 1996 includes rental income of $395,538, interest and other revenue of $37,390, interest expense of $154,745, depreciation and amortization expenses of $91,569, operating and maintenance expenses of $63,959, administrative expenses of $73,725, utilities expenses of $42,291 and taxes and insurance expenses of $48,183. Selected statements of operations data for the year ended December 31, 1995 includes rental income of $400,151, interest and other revenue of $37,390, interest expense of $161,913, depreciation and amortization expenses of $92,452, operating and maintenance expenses of $66,838, administrative expenses of $88,935, utilities expenses of $27,595 and taxes and insurance expenses of $47,939. Selected statement of operations data for the year ended December 31, 1994 includes rental income of $351,615, interest and other revenue of $33,842, interest expense of $169,001, depreciation and amortization expenses of $93,198, operating and maintenance expenses of $59,140, administrative expenses of $86,458, utilities expenses of $27,676 and taxes and insurance expenses of $48,702.

     The terms of the partnership agreements of Christian Street Local Partnership and 2000 Christian Street Local Partnership, which Local Partnerships have certain common general partner interests and a common first mortgage lender, require the local general partners to advance funds to cover operating deficits up to $182,500 (through March 1996) and $130,000 (through December 1996), respectively, and to cause the management agent to defer property management fees in order to avoid a default under the respective mortgages. The properties have experienced ongoing operating deficits and as of December 31, 1996, the local general partners have advanced approximately $329,000 to the Christian Street Local Partnership and approximately $248,000 to the 2000 Christian Street Local Partnership. Pending an attempt to address a potential loan restructuring of the respective mortgages with the lender, the local general partners have informed the Partnership that they do not intend to continue to voluntarily fund the operating deficits of the properties. The local general partners have further informed the Partnership that the




                                   AMERICAN TAX CREDIT PROPERTIES II L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

     Christian Street Local Partnership and the 2000 Christian Street Local Partnership have not made the required principal and interest payments under their first mortgage obligations since December 1996 and that the lender has declared both mortgages in default. The Christian Street Local Partnership and the 2000 Christian Street Local Partnership incurred operating deficits for the year ended December 31, 1996 of approximately $60,000 and $54,000, respectively (exclusive of property management fees of approximately $23,000 and $18,000, respectively).

     Due to continuing operating deficits and the uncertainty of future operating income of the Christian Street and 2000 Christian Street Local Partnerships, the combined financial statements of the Local Partnerships for the year ended December 31, 1996 include a loss from impairment of long-lived assets totaling $7,314,852, which represents an adjustment of the real property of the Christian Street and 2000 Christian Street Local Partnerships of $3,986,977 and $3,327,875, respectively, based on estimates of expected future cash flows. The Partnership recorded additional equity in loss of investment in Local Partnerships of $1,371,790 as a result of such impairment. There has been no reduction in the future Low-income Tax Credits anticipated to be generated by the properties.

     The first mortgage of Ann Ell Local Partnership has been declared in default due to insufficient deposits to the replacement reserve and the lender has alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a foreclosure action and a motion for summary judgment. The local general partner of the Ann Ell Local Partnership reports that the Ann Ell Local Partnership incurred costs for capital improvements and unscheduled maintenance which were in excess of the replacement reserve funding requirement and further reports that the other incidents have been wrongly alleged and has requested a meeting with the lender to discuss the resolution of this matter. The Partnership has taken action to replace the local general partner and the management agent of the Ann Ell Local Partnership.

6.   Transactions with General Partner and Affiliates

     For the years ended March 30, 1997, 1996 and 1995, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                        Years Ended March 30,

                                            1997                 1996                  1995
                                         ----------           ----------            -------
                                           Paid/                 Paid/                 Paid/
                                          incurred             incurred              incurred
      Management fees (see Note 8)    $ 239,523/            $ 241,894/            $ 290,510/
                                        299,307               299,307               299,307


                             AMERICAN TAX CREDIT PROPERTIES II L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


6.   Transactions with General Partner and Affiliates (continued)

     For the years ended December 31, 1996, 1995 and 1994, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local
     Partnerships:


                                                    Years Ended December  31,

                                             1996                 1995                  1994
                                          ----------           ----------            -------
                                            Paid/                 Paid/                Paid/
                                           incurred             incurred              incurred
       Property development fees       $    --   /          $ 102,807/          $      --   /
                                            --                   --                    --

       Property management fees           121,649/              120,350/             115,493/
                                          124,326               120,298              114,329

       Insurance                           62,504/              102,147/              67,103/
                                           64,315               104,595               67,103

      The property development fees were capitalized by the Local Partnerships.

7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1997, 1996 and 1995 to the tax return net loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                           1997                 1996               1995
                                                     ----------------    -----------------  -----------
       Financial statement net loss for the years
         ended March 30, 1997, 1996 and 1995           $ (5,506,972)      $ (3,837,432)      $ (4,266,419)

       Add (less) net transactions occurring between:
         January 1, 1994 to March 30, 1994                   --                 --                (81,835)
         January 1, 1995 to March 30, 1995                   --                (86,678)            86,678
         January 1, 1996 to March 30, 1996                  (76,176)            76,176                  --
         January 1, 1997 to March 30, 1997                   92,433                  --                 --
                                                      -------------      ------------------ --------------

       Adjusted financial statement net loss for
         the years ended December 31, 1996, 1995         (5,490,715)        (3,847,934)        (4,261,576)
         and 1994

       Write-off of expenditures in connection
         with a Local Partnership for financial              --                 --                105,645
         reporting purposes

       Adjustment to management fees pursuant to
         Internal Revenue Code Section 267                   59,791             59,792             58,791

       Differences arising from equity in loss of
         investment in Local Partnerships                   673,859           (162,376)            41,033

       Other differences                                      2,180             (9,196)            (6,922)
                                                     ---------------     --------------     --------------

       Tax return net loss for the years ended
         December 31, 1996, 1995 and 1994              $ (4,754,885)      $ (3,959,714)      $ (4,063,029)
                                                       ============       ============       ============

                                  AMERICAN TAX CREDIT PROPERTIES II L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


7.   Taxable Loss (continued)

     The differences between the equity in the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1996 and 1995 are as follows:


                                                              1996           1995
                                                         ------------------------

       Investment  in Local  Partnerships  -  financial
        reporting                                         $ 18,210,548   $ 23,531,860
       Investment in Local Partnerships - tax              19,008,326     23,656,654
                                                         -------------  -------------

                                                         $     (797,778)$    (124,794)
                                                         ============================

8.    Commitments and Contingencies

      Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $209,514 for each of the three years ended March 30, 1997. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $89,793 for each of the three years ended March 30, 1997. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees in the amount of $486,224 and $426,440 are recorded as payable to general partner in the accompanying balance sheets as of March 30, 1997 and 1996, respectively.

      In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for its administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $209,514 for each of the three years ended March 30, 1997. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $89,793 for each of the three years ended March 30, 1997. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees in the amount of $486,231 and $426,437 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1997 and 1996, respectively.

      In connection with the Forest Village Local Partnership, the Partnership facilitated the purchase of the first mortgage bonds (the "Series A Bonds") at par by a group of investors (the "Group"). Though no member of the Partnership is a participant of the Group, the individuals are closely associated with the General Partner. Notwithstanding the close association between the General Partner and the Group, the Group has all the rights and remedies of the former first mortgagee. In connection with this transaction, on November 12, 1993, the Partnership entered into a Promissory Note and Loan Agreement (the "Note") with the Group for the purpose of assisting the Partnership by providing advances to it so it may help fund part of future operating deficits of the Forest Village Local Partnership. The rate of interest is 10.5% per annum on the principal balance from time to time outstanding. In the event that no balance is outstanding under this Note, it shall continue as an effective instrument at the option of the Group, to evidence future advances or re-advances made by the Group. The entire outstanding principal balance and all accrued and unpaid interest thereon shall be due and payable in full on the earliest of the (i) final maturity of the Series A Bonds, (ii) prepayment in full or default under the terms of the loan of the Series A bonds or (iii) the sale or other disposition of the Forest Village Local Partnership. The Note is nonrecourse except to the extent that the sum of the amounts advanced under the Note and amounts received by the Partnership from the Forest Village Local Partnership exceeds amounts paid by the Partnership in connection with the Forest Village Local Partnership. As of March 30, 1997 and 1996, the Partnership has no outstanding advance due under the Note and has incurred no interest charges for the years ended March 30, 1997, 1996 and 1995.

                                   AMERICAN TAX CREDIT PROPERTIES II L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


8.    Commitments and Contingencies (continued)

      The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, three of which expired during 1996 and were extended for one year.

9.    Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

      Cash and Cash Equivalents

      The carrying amount approximates fair value.

      Investments in Bonds Available-For-Sale

      Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

      Interest Receivable

      The carrying amount approximates fair value due to the terms of the underlying investments.

      Accounts Payable and Accrued Expenses and Payable to General Partner

      The carrying amounts approximate fair value due to the payment terms in connection with the obligations.

      The estimated fair values of the Partnership's financial instruments as of March 30, 1997 and 1996 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                                  PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and directors of Richman Tax Credits are:

                                 Served in present
          Name                   capacity since (1)         Position held
      ----------------------    --------------------    ----------------------

      Richard Paul Richman       October 26, 1988        President and Director
      Eric P. Richelson          October 26, 1988        Vice President
      Neal Ludeke                October 26, 1988        Vice President and
                                                            Treasurer
      David A. Salzman           October 26, 1988        Vice President
      Gina S. Scotti             October 26, 1988        Secretary


      ----------------------------------------------------------------------
     (1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 49, is the sole Director and President of Richman Tax Credits. Mr. Richman is the President and sole stockholder of Richman Group. Mr. Richman is the Director, President and principal shareholder of WRC. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Eric P.  Richelson,  age 45, is a Vice  President  of Richman Tax  Credits.
Mr. Richelson is President of Wilder Richman Management Corporation ("WRMC") with responsibility for all of WRMC's operating activities. In addition, Mr. Richelson is a Vice President of R.G. Housing Advisors Inc. ("RGHA"), an affiliate of Richman Group. Mr. Richelson's responsibilities in connection with RGHA include advisory services provided to a small business investment company.

Neal Ludeke, age 39, is a Vice President and Treasurer of Richman Tax Credits. Mr. Ludeke, a Vice President and Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and Treasurer of RGHA. Mr. Ludeke's responsibilities in connection with RGHA include advisory services provided to a small business investment company and various partnership management functions.

David A. Salzman, age 36, is a Vice President of Richman Tax Credits. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 41, is the Secretary of Richman Tax Credits. Ms. Scotti is the Secretary of WRC and a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for all communications with investors.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 1997, Richman Tax Credits did not pay any remuneration to any of its officers or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of May 20, 1997, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units.

Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions

The General Partner and certain of its affiliates are entitled to receive certain compensation, fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates

The tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1996 allocated to the General Partner were $47,549 and $81,360, respectively. The tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1996 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $30,096 and $51,611, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1997.

                                                  PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)Financial Statements, Financial Statement Schedules and Exhibits

        (1)Financial Statements

           See Item 8 - "Financial Statements and Supplementary Data."

        (2)Financial Statement Schedules

           No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

        (3)Exhibits

                                                                  Incorporated by
                 Exhibit                                          Reference to
                 -------                                          ------------
         10.01   1989 Westview Arms Limited Partnership           Exhibit 10.8 to Form 10-Q
                 Amended and Restated Certificate and             Report dated September 29, 1990
                 Articles of Limited Partnership                  (File No. 0-18405)

         10.02   2000-2100 Christian Street Associates            Exhibit 10.8 to Form 10-Q
                 Amended and Restated Agreement of                Report dated December 30, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.03   Ann Ell Apartments Associates, Ltd.              Exhibit 10.1 to Form 10-Q
                 Second Amended and Restated Agreement of         Report dated June 29, 1990
                 Limited Partnership                              (File No. 0-18405)

         10.04   Auburn Hills Apartments Limited                  Exhibit 10.2 to Form 10-Q
                 Partnership Amended and                          Report dated June 29, 1990
                 Restated Certificate and Articles                (File No. 0-18405)
                 of Limited Partnership

         10.05   Auburn Hills Townhouses Limited                  Exhibit 10.01 to Form 10-K
                 Partnership Amended and Restated                 Report dated March 30, 1990
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.06   Batesville Family, L.P. Amended and              Exhibit 10.02 to Form 10-K
                 Restated Agreement of Limited                    Report dated March 30, 1990
                 Partnership                                      (File No. 0-18405)

         10.07   Batesville Family, L.P. First                    Exhibit 10.05 to Form 10-K
                 Amendment to the Amended and                     Report dated March 30, 1992
                 Restated Agreement of Limited Partnership        (File No 0-18405)

         10.08   Amendment No. 1 to the Batesville Family, L.P.   Exhibit 10.06 to Form 10-K
                 Amended and Restated                             Report dated March 30, 1992
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.09   Amendment No. 2 to the Batesville                Exhibit 10.1 to Form 10-Q
                 Family, L.P. Amended and Restated                Report dated December 30, 1990
                 Agreement of Limited Partnership                 (File No. 0-18405)



                                                                  Incorporated by
                 Exhibit                                          Reference to
                 -------                                          ------------
         10.10   Batesville Family, L.P. Amendment                Exhibit 10.1 to Form 10-Q
                 No. 3 to Amended and Restated                    Report dated December 30, 1991
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.11   Browning Road Phase I, L.P.                      Exhibit 10.1 to Form 10-Q
                 Amended and Restated Agreement                   Report dated September 29, 1990
                 of Limited Partnership                           (File No. 0-18405)

         10.12   Browning Road Phase I, L.P.                      Exhibit 10.2 to Form 10-Q
                 First Agreement to Amended and                   Report dated September 29, 1990
                 Restated Agreement of Limited Partnership        (File No. 0-18405)

         10.13   Bruce Housing Associates, L.P.                   Exhibit 10.03 to Form 10-K
                 Amended and Restated Agreement of                Report dated March 30, 1990
                 Limited Partnership                              (File No. 0-18405)

         10.14   Amendment No. 1 to the                           Exhibit 10.12 to Form 10-K
                 Bruce Housing Associates, L.P.                   Report dated March 30, 1992
                 Amended and Restated Agreement                   (File No. 0-18405)
                 of Limited Partnership

         10.15   Bruce Housing Associates, L.P.                   Exhibit 10.13 to Form 10-K
                 First Amendment to Amended and Restated          Report dated March 30, 1992
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.16   Amendment No. 2 to the Bruce Housing             Exhibit 10.2 to Form 10-Q
                 Associates, L.P. Amended and                     Report dated December 30, 1990
                 Restated Agreement of Limited Partnership        (File No. 0-18405)

         10.17   Bruce Housing Associates, L.P.                   Exhibit 10.2 to Form 10-Q
                 Amendment No. 3 to the Amended                   Report dated December 30, 1991
                 and Restated Agreement of                        (File No. 0-18405)
                 Limited Partnership

         10.18   Canton Partners, L.P.                            Exhibit 10.2 to Form 10-Q
                 Amended and Restated Agreement of                Report dated December 30, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.19   Carrington Limited Dividend Housing              Exhibit 10.3 to Form 10-Q
                 Association Limited Partnership                  Report dated September 29, 1990
                 Amended and Restated Agreement                   (File No. 0-18405)
                 of Limited Partnership

         10.20   Carrington Limited Dividend                      Exhibit 10.4 to Form 10-Q
                 Housing Association Limited Partnership          Report dated September 29, 1990
                 Second Amended and Restated                      (File No. 0-18405)
                 Agreement of Limited Partnership

         10.21   Carrington Limited Dividend Housing Association  Exhibit 10.3 to Form 10-Q
                 Limited Partnership Amendment No. 1 to the       Report dated December 30, 1990
                 Second Amended and Restated Agreement            (File No. 0-18405)
                 of Limited Partnership

         10.22   Christian Street Associates                      Exhibit 10.2 to Form 10-Q
                 Limited Partnership Second Amended and           Report dated September 29, 1989
                 Restated Agreement and Certificate               (File No. 33-25337)
                 of Limited Partnership

                                                                  Incorporated by
                 Exhibit                                          Reference to
                 -------                                          ------------
         10.23   Cityside Apartments, Phase II, L.P.              Exhibit 10.1 to Form 10-Q
                 Amended and Restated Agreement of                Report dated September 29, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.24   Amendment No. 1 to Cityside                      Exhibit 10.22 to Form 10-K
                 Apartments, Phase II, L.P.                       Report dated March 30, 1992
                 Amended and Restated Agreement of                (File No. 0-18405)
                 Limited Partnership

         10.25   Cleveland Square, Ltd.                           Exhibit 10.07 to Form 10-K
                 Amended and Restated Agreement of                Report dated March 30, 1990
                 Limited Partnership                              (File No. 0-18405)

         10.26   College Avenue Apartments                        Exhibit 10.7 to Form 10-Q
                 Limited Partnership Amended                      Report dated December 30, 1989
                 and Restated and Articles of                     (File No. 33-25337)
                 Partnership in Commendam

         10.27   Corrigan Square, Ltd.                            Exhibit 10.09 to Form 10-K
                 Amended and Restated Agreement of                Report dated March 30, 1990
                 Limited Partnership                              (File No. 0-18405)

         10.28   Critical Ventures Housing                        Exhibit 10.3 to Form 10-Q
                 Partnership III, A Washington Limited            Report dated June 29, 1990
                 Partnership Amended and Restated                 (File No. 0-18405)
                 Agreement of Limited Partnership

         10.29   De Queen Villas Limited Partnership              Exhibit 10.11 to Form 10-K
                 Amended and Restated Certificate and             Report dated March 30, 1990
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.30   Dermott Villas Limited Partnership               Exhibit 10.12 to Form 10-K
                 Amended and Restated Certificate and             Report dated March 30, 1990
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.31   Eagle View, Ltd. Second Amended and              Exhibit 10.4 to Form 10-K
                 Restated Certificate of Limited                  Report dated June 29, 1990
                 Partnership and Limited Partnership Agreement    (File No. 0-18405)

         10.32   Elm Hill Housing Limited Partnership             Exhibit 10.13 to Form 10-K
                 Second Amended and Restated                      Report dated March 30, 1990
                 Agreement    and    Certificate    of   Limited  (File No. 0-18405)
                 Partnership

         10.33   Eudora Manor Limited Partnership                 Exhibit 10.14 to Form 10-K
                 Amended and Restated Agreement                   Report dated March 30, 1990
                 and Certificate of Limited Partnership           (File No. 0-18405)

         10.34   Forest Village Housing Partnership               Exhibit 10.2 to Form 10-Q
                 Amendment No. 1 to Amended and Restated          Report dated December 30, 1993
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.35   Amended and Restated Agreement                   Exhibit 10.5 to Form 10-Q
                 of Limited Partnership                           Report dated September 29, 1990
                 Harborside Housing Limited Partnership           (File No. 0-18405)

                                                                  Incorporated by
                 Exhibit                                          Reference to
                 -------                                          ------------
         10.36   Hill Com I Associates Limited                    Exhibit 10.9 to Form 10-Q
                 Partnership Amended and Restated                 Report dated December 30, 1989
                 Agreement    and    Certificate    of   Limited  (File No. 33-25337)
                 Partnership

         10.37   Hill Com I Associates                            Exhibit 10.35 to Form 10-K
                 Limited Partnership First Amendment              Report dated March 30, 1992
                 to Amended and Restated Agreement and            (File No. 0-18405)
                 Certificate of Limited Partnership

         10.38   Hill Com II Associates Limited                   Exhibit 10.10 to Form 10-Q
                 Partnership Amended and Restated                 Report dated December 30, 1989
                 Agreement    and    Certificate    of   Limited  (File No. 33-25337)
                 Partnership

         10.39   Hill Com II Associates Limited                   Exhibit 10.37 to Form 10-K
                 Partnership First Amendment to                   Report dated March 30, 1992
                 Amended and Restated Agreement and               (File No. 0-18405)
                 Certificate of Limited Partnership

         10.40   Hughes Manor Limited Partnership                 Exhibit 10.17 to Form 10-K
                 Amended and Restated Certificate                 Report dated March 30, 1990
                 and Articles of Limited Partnership              (File No. 0-18405)

         10.41   Ivy Family, L.P. Amended and                     Exhibit 10.18 to Form 10-K
                 Restated Agreement of Limited                    Report dated March 30, 1990
                 Partnership                                      (File No. 0-18405)

         10.42   Amendment No. 1 to the Ivy Family,               Exhibit 10.4 to Form 10-Q
                 L.P. Amended and Restated Agreement              Report dated December 31, 1990
                 of Limited Partnership                           (File No. 0-18405)

         10.43   Ivy Family, L.P. Amendment No. 3 to the          Exhibit 10.3 to Form 10-Q
                 Amended and Restated Agreement                   Report dated December 30, 1991
                 of Limited Partnership                           (File No. 0-18405)

         10.44   Second Amended and Restated Agreement            Exhibit 10.6 to Form 10-Q
                 of Limited Partnership Lakeside Housing          Report dated September 29, 1990
                 Limited Partnership                              (File No. 0-18405)

         10.45   Lawrence Road Properties, Ltd.                   Exhibit 10.11 to Form 10-Q
                 Amended and Restated Agreement of                Report dated December 30, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.46   Amendment No. 2 to the Lawrence Road             Exhibit 10.5 to Form 10-Q
                 Properties, Ltd. Amended and                     Report dated December 31, 1990
                 Restated Agreement of Limited                    (File No. 0-18405)
                 Partnership

         10.47   Lawrence Road Properties, Ltd.                   Exhibit 10.4 to Form 10-Q
                 Amendment No. 3 to the Amended and Restated      Report dated December 30, 1991
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.48   Lexington Estates Ltd., A Mississippi            Exhibit 10.20 to Form 10-K
                 Limited Partnership Amended and Restated         Report dated March 30, 1990
                 Agreement of Limited Partnership                 (File No. 0-18405)


                                                                  Incorporated by
                 Exhibit                                          Reference to
                 -------                                          ------------
         10.49   Littleton Avenue Community                       Exhibit 10.3 to Form 10-Q
                 Village, L.P. Amended and                        Report dated September 29, 1989
                 Restated Agreement of Limited Partnership        (File No. 33-25337)

         10.50   Lula Courts Ltd., L.P.                           Exhibit 10.22 to Form 10-K
                 Amended and Restated Agreement of                Report dated March 30, 1990
                 Limited Partnership                              (File No. 0-18405)

         10.51   Magee Elderly, L.P. Amended                      Exhibit 10.1 to Form 10-Q
                 and Restated Agreement of                        Report dated December 30, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.52   Mirador del Toa Limited Partnership              Exhibit 10.5 to Form 10-Q
                 (A Delaware Limited Partnership)                 Report dated June 29, 1990
                 Amended and Restated Agreement                   (File No. 0-18405)
                 of Limited Partnership

         10.53   Amendment No. 1 to the Mirador                   Exhibit 10.40 to Form 10-K
                 del Toa Limited Partnership                      Report dated March 30, 1991
                 (A Delaware Limited Partnership)                 (File No. 0-18405)
                 Amended and Restated Agreement
                 of Limited Partnership

         10.54   Nixa Heights Apartments, L.P.                    Exhibit 10.24 to Form 10-K
                 Amended and Restated Agreement and               Report dated March 30, 1990
                 Certificate of Limited Partnership               (File No. 0-18405)

         10.55   North Hills Farms Limited                        Exhibit 10.6 to Form 10-Q
                 Partnership Second Amended and Restated          Report dated June 29, 1990
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.56   First Amendment to the                           Exhibit 10.54 to Form 10-K
                 North Hills Farms Limited Partnership            Report dated March 30, 1992
                 Second Amended and Restated Agreement            (File No. 0-18405)
                 of Limited Partnership

         10.57   Patton Place Limited Partnership                 Exhibit 10.25 to Form 10-K
                 Second Amended and Restated Agreement            Report dated March 30, 1990
                 of Limited Partnership                           (File No. 0-18405)

         10.58   Plantersville Family, L.P.                       Exhibit 10.26 to Form 10-K
                 Amended and Restated Agreement of                Report dated March 30, 1990
                 Limited Partnership                              (File No. 0-18405)

         10.59   Powelton Gardens Associates                      Exhibit 10.6 to Form 10-Q
                 Amended and Restated Agreement of                Report dated December 30, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.60   Purvis Heights Properties, L.P.                  Exhibit 10.28 to Form 10-K
                 Amended and Restated Agreement of                Report dated March 30, 1990
                 Limited Partnership                              (File No. 0-18405)

         10.61   Purvis Heights Properties, L.P.                  Exhibit 10.60 to Form 10-K
                 First Amendment to Amended and                   Report dated March 30, 1992
                 Restated Agreement of Limited Partnership        (File No. 0-18405)



                                                                  Incorporated by
                 Exhibit                                          Reference to
                 -------                                          ------------
         10.62   Amendment No. 1 to the Purvis Heights            Exhibit 10.61 to Form 10-K
                 Properties, L.P. Amended and Restated            Report dated March 30, 1992
                 Agreement of Limited Partnership                 (File No. 0-18405)

         10.63   Amendment No. 2 to the Purvis Heights            Exhibit 10.6 to Form 10-Q
                 Properties, L.P. Amended and                     Report dated December 31, 1990
                 Restated Agreement of Limited                    (File No. 0-18405)
                 Partnership

         10.64   Purvis Heights Properties, L.P.                  Exhibit 10.5 to Form 10-K
                 Amendment No. 3 to the                           Report dated December 30, 1991
                 Amended and Restated                             (File No. 0-18405)
                 Agreement of Limited Partnership

         10.65   Queen Lane Investors Amended and                 Exhibit 10.29 to Form 10-K
                 Restated Agreement and Certificate               Report dated March 30, 1990
                 of Limited Partnership                           (File No. 0-18405)

         10.66   Queen Lane Investors Amendment No. 1             Exhibit 10.7 to Form 10-Q
                 to Amended and Restated Agreement                Report dated December 31, 1990
                 and Certificate of Limited Partnership           (File No. 0-18405)

         10.67   Renova Properties, L.P. Amended                  Exhibit 10.3 to Form 10-Q
                 and Restated Agreement of                        Report dated December 30, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.68   Santa Juanita Limited Dividend                   Exhibit 10.5 to Form 10-Q
                 Partnership Amended and Restated                 Report dated December 30, 1989
                 Agreement of Limited Partnership                 (File No. 33-25337)

         10.69   Second Amendment of Limited Partnership          Exhibit 10.68 to Form 10-K
                 of Santa Juanita Limited Dividend Partnership    Report dated March 30, 1994
                 and Amendment No. 2 to the Amended and           (File No. 0-18405)
                 Restated Agreement of Limited Partnership

         10.70   Amendment No. 1 to Santa Juanita Limited         Exhibit 10.1 to Form 10-Q
                 Dividend Partnership L.P. Amended and            Report dated September 29, 1995
                 Restated Agreement of Limited Partnership        (File No. 0-18405)
                 (Replaces in its entirety Exhibit 10.69 hereof.)

         10.71   Amendment No. 2 to Santa Juanita Limited         Exhibit 10.2 to Form 10-Q
                 Dividend Partnership L.P. Amended and            Report dated September 29, 1995
                 Restated Agreement of Limited Partnership        (File No. 0-18405)

         10.72   Simpson County Family, L.P.                      Exhibit 10.4 to Form 10-Q
                 Amended and Restated Agreement of                Report dated December 30, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.73   Summers Village Limited Partnership              Exhibit 10.7 to Form 10-Q
                 Amended and Restated Certificate                 Report dated June 29, 1990
                 of Limited Partnership and                       (File No. 0-18405)
                 Limited Partnership Agreement

         10.74   Tchula Courts Apartments, L.P.                   Exhibit 10.33 to Form 10-K
                 Amended and Restated Agreement and               Report dated March 30, 1990
                 Certificate of Limited Partnership               (File No. 0-18405)

                                                                  Incorporated by
                 Exhibit                                          Reference to
                 -------                                          ------------
         10.75   The Pendleton (A Louisiana Partnership           Exhibit 10.7 to Form 10-Q
                 in Commendam) Third Amended and                  Report dated September 29, 1990
                 Restated Articles of Partnership                 (File No. 0-18405)

         10.76   Trenton Heights Apartments, L.P.                 Exhibit 10.34 to Form 10-K
                 Amended and Restated Agreement and               Report dated March 30, 1990
                 Certificate of Limited Partnership               (File No. 0-18405)

         10.77   Twin Pine Family, L.P. Amended and               Exhibit 10.35 to Form 10-K
                 Restated Agreement of Limited                    Report dated March 30, 1990
                 Partnership                                      (File No. 0-18405)

         10.78   Village Creek Limited Partnership                Exhibit 10.8 to Form 10-Q
                 Amended and Restated Certificate and             Report dated June 29, 1990
                 Articles of Limited Partnership                  (File No. 0-18405)


         10.79   York Park Associates Limited Partnership         Exhibit 10.1 to Form 10-Q
                 Amended and Restated Agreement of                Report dated June 29, 1989
                 Limited Partnership                              (File No. 33-25337)

         10.80   Non-Negotiable Purchase Money                    Exhibit 10.8 to Form 10-Q
                 Promissory Notes dated as of                     Report dated December 30, 1990
                 January 19, 1990                                 (File No. 0-18405)

         10.81   Non-Negotiable Purchase Money                    Exhibit 10.9 to Form 10-Q
                 Promissory Notes dated as of May 1, 1990         Report dated December 30, 1990
                                                                  (File No. 0-18405)

         10.82   Assignment and Assumption Agreements             Exhibit 10.63 to Form 10-K
                 dated as of June 28, 1991 on the                 Report dated March 30, 1991
                 Non-Negotiable Purchase Money                    (File No. 0-18405)
                 Promissory Notes dated as of January 19, 1990

         10.83   Assignment and Assumption Agreements             Exhibit 10.64 to Form 10-K
                 dated as of June 28, 1991 on the                 Report dated March 30, 1991
                 Non-Negotiable Purchase Money                    (File No. 0-18405)
                 Promissory Notes dated as of May 1, 1990

         10.84   Promissory Note and Loan Agreement               Exhibit 10.1 to Form 10-Q
                 dated November 12, 1993                          Report dated December 30, 1993
                                                                  (File No. 0-18405)

         27      Financial Data Schedule

         28.1    Pages 14 through 33, 47 through 70 and 86        Exhibit 28.1 to Form 10-K
                 through 88                                       Report dated March 30, 1990
                 of prospectus dated May 10, 1989 filed
                 pursuant to
                 Rule 424(b)(3) under the Securities Act of 1933  (File No. 0-18405)

         28.2    Supplement No. 1 dated                           Exhibit 28.2 to Form 10-K
                 July 25, 1989 of Prospectus                      Report dated March 30, 1991
                                                                  (File No. 0-18405)

         28.3    Supplement No. 2 dated                           Exhibit 28.3 to Form 10-K
                 September 18, 1989 of Prospectus                 Report dated March 30, 1991
                                                                  (File No. 0-18405)

        (b)Reports on Form 8-K

           No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

        (c)Exhibits

           See (a)(3) above.

        (d)Financial Statement Schedules

           See (a)(2) above.

                                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERICAN TAX CREDIT PROPERTIES II L.P.
                                     (a Delaware limited partnership)

                                     By: Richman Tax Credit Properties II L.P.,
                                     General Partner

                                     by: Richman Tax Credits Inc.,
                                     general partner

Dated:  June 30, 1997                /s/ Richard Paul Richman
        -------------                ------------------------
                                     by: Richard Paul Richman
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             Signature                             Title                   Date


/s/ Richard Paul Richman             President, Chief Executive   June 30, 1997
------------------------
                                                                  -------------
                                     Officer and Director of the
                                     general partner of the
                                     General Partner

/s/ Neal Ludeke                      Vice President and Treasurer June 30, 1997
--------------------------           OF the                       -------------
                                     general partner of the General
                                     Partner
                                     (Principal Financial and
                                     Accounting
                                     Officer of Registrant)