Form 10-Q
period 1997-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1997-08-13
CIK 842314

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                   -------------

                                                     FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended June 29, 1997

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

Yes   X    No     .

                                      AMERICAN TAX CREDIT PROPERTIES II L.P.

                                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                                  Table of Contents


Balance Sheets as of June 29, 1997 (Unaudited) and March 30, 1997 (Unaudited)

Statements of Operations for the three months ended June 29, 1997 (Unaudited)
   and June 29, 1996 (Unaudited).............................................

Statements of Cash Flows for the three months ended June 29, 1997 (Unaudited)
   and June 29, 1996 (Unaudited).............................................

Notes to Financial Statements as of June 29, 1997 (Unaudited)...............


                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                  BALANCE SHEETS
                                         JUNE 29, 1997 AND MARCH 30, 1997
                                                    (UNAUDITED)



                                                                                June 29,              March 30,
                                                                 Notes            1997                  1997
                                                                 -----      ----------------      ----------
ASSETS

Cash and cash equivalents                                                   $      882,895        $      674,160
Investments in bonds available-for-sale                            2             4,140,495             4,151,478
Investment in local partnerships                                   3            17,208,503            18,119,151
Interest receivable                                                                 67,545                77,340
                                                                           ---------------        ---------------

                                                                              $ 22,299,438          $ 23,022,129
                                                                              ============          ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                    $      584,785        $      561,847
   Payable to general partner                                                      508,671               486,224
   Other                                                                            62,600                62,600
                                                                           ---------------        ---------------

                                                                                 1,156,056             1,110,671
                                                                             -------------         -------------

Commitments and contingencies                                      4

Partners' equity (deficit)
   General partner                                                                (280,842)             (272,442)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                      21,473,791            22,305,343
   Unrealized loss on investments in bonds
     available-for-sale, net                                       2               (49,567)             (121,443)
                                                                            --------------         -------------

                                                                                21,143,382            21,911,458
                                                                              ------------          ------------

                                                                              $ 22,299,438          $ 23,022,129
                                                                              ============          ============


                                        See Notes to Financial Statements.


                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                   (UNAUDITED)



                                                                 Notes            1997                  1996
                                                                 -----       --------------        ---------
REVENUE
Interest                                                                     $      89,990         $      93,503
Other income from a local partnership                                                  388
                                                                           ---------------         -------------

TOTAL REVENUE                                                                       90,378                93,503
                                                                             -------------         -------------

EXPENSES

Administration fees                                                                 74,826                74,826
Management fees                                                                     74,826                74,826
Professional fees                                                                   15,170                15,836
Printing, postage and other                                                          8,628                 6,226
                                                                           ---------------        ---------------

TOTAL EXPENSES                                                                     173,450               171,714
                                                                             -------------         -------------

Loss from operations                                                               (83,072)              (78,211)

Equity in loss of investment in local partnerships                 3              (756,880)             (845,020)
                                                                              ------------          ------------

NET LOSS                                                                      $   (839,952)         $   (923,231)
                                                                              ============          ============

NET LOSS ATTRIBUTABLE TO
   General partner                                                          $       (8,400)       $       (9,232)
   Limited partners                                                               (831,552)             (913,999)
                                                                              ------------          ------------

                                                                              $   (839,952)         $   (923,231)
                                                                              ============          ============

NET LOSS per unit of limited partnership interest (55,746
   units of limited partnership interest)                                   $       (14.92)       $       (16.40)
                                                                            ==============        ==============


                                        See Notes to Financial Statements.


                           AMERICAN TAX CREDIT PROPERTIES II L.P.
                                  STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                    (UNAUDITED)



                                                                                  1997                  1996
                                                                             --------------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                            $    104,233          $     99,827
Other income from a local partnership                                                 388
Cash used from local partnerships for deferred expenses                                                  (7,000)
Cash paid for
    administration fees                                                           (52,379)              (52,380)
    management fees                                                               (52,379)              (52,380)
    professional fees                                                             (12,920)              (23,689)
    printing, postage and other expenses                                          (10,387)               (3,790)
                                                                            --------------        --------------

Net cash used in operating activities                                             (23,444)              (39,412)
                                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                        153,768                24,081
Maturity/redemption of bonds                                                      130,000
Investments in bonds, includes $1,089 of accrued interest paid at purchase
    of investment                                                                 (51,589)
                                                                             ------------          ------------

Net cash provided by investing activities                                         232,179                24,081
                                                                             ------------          ------------

Net increase (decrease) in cash and cash equivalents                              208,735               (15,331)

Cash and cash equivalents at beginning of period                                  674,160               538,912
                                                                             ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    882,895          $    523,581
                                                                             ============          ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net      $      71,876          $    (75,606)
                                                                            =============          ============
----------------------------------------------------------------------------------------------------------


See reconciliation of net loss to net cash used in operating activities on page 6.


                                        See Notes to Financial Statements.




                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                      STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                   (UNAUDITED)



                                                                                  1997                  1996
                                                                             --------------        ---------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES
Net loss                                                                      $  (839,952)          $  (923,231)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                             756,880               845,020
   Amortization of net premium on investment in bonds                              13,132                12,441
   Accretion of zero coupon bonds                                                  (9,773)               (9,773)
   Decrease in interest receivable, includes $1,089 of accrued interest
    paid at purchase of investment in bonds                                        10,884                 3,656
   Increase in payable to general partner                                          22,447                22,446
   Increase in accounts payable and accrued expenses                               22,938                17,029
   Decrease in other liabilities                                                                         (7,000)
                                                                           ------------------    --------------

NET CASH USED IN OPERATING ACTIVITIES                                        $    (23,444)         $    (39,412)
                                                                             ============          ============


                                        See Notes to Financial Statements.


                                        AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1997
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1997 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1997 are not necessarily indicative of the results that may be expected for the entire year.

2.   Investments in Bonds Available-For-Sale

     As of June 29, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross              Gross
                                                    Amortized         unrealized        unrealized         Estimated
      Description and maturity                        cost              gains            losses           fair value
      Corporate debt securities
         After one year through five years        $   747,707       $    18,490        $    (2,327)      $   763,870
         After five years through ten years         2,128,506            22,908            (63,574)        2,087,840
         After ten years                              202,866                --            (12,778)          190,088
                                                  -----------      ----------------    -----------      ------------

                                                    3,079,079            41,398            (78,679)        3,041,798
                                                  -----------      ------------        -----------       -----------

      U.S. Treasury debt securities
        After ten years                               452,215                --            (24,670)          427,545
                                                 ------------      ----------------    -----------      ------------

      U.S. government and agency securities
        After five years through ten years            608,409            18,027             --               626,436
        After ten years                                50,359                --             (5,643)           44,716
                                                -------------      ----------------   ------------      -------------

                                                      658,768            18,027             (5,643)          671,152
                                                 ------------      ------------       ------------      ------------

                                                  $ 4,190,062       $    59,425         $ (108,992)      $ 4,140,495
                                                  ===========       ===========         ==========       ===========


                                        See Notes to Financial Statements.


                        AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)



3.   Investment in Local Partnerships

     The  Partnership  owns  a  limited  partnership  interest  in  fifty  Local
     Partnerships representing capital contributions in the aggregate amount of $45,692,662. As of March 31, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $93,089,000 and accrued interest payable on such loans totaling approximately $4,014,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the  three  months  ended  June  29,  1997,  the  investment  in  Local
     Partnerships activity consists of the following:

            Investment in Local Partnerships as of March 30, 1997            $ 18,119,151

            Equity in loss of investment in Local Partnerships for
               the three months ended March 31, 1997                             (756,880) (A)

            Cash distributions received from Local Partnerships
               during the three months ended June 29, 1997                       (153,768)
                                                                            --------------

            Investment in Local Partnerships as of June 29, 1997             $ 17,208,503
                                                                             ============


     (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $139,147 and $127,426 for the three month periods ended March 31, 1997 and 1996, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1997 and 1996 are reflected on pages 9 and 10, respectively.


                       AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 1997 and December 31, 1996 are as follows:

                                                                             March 31,               December 31,
                                                                               1997                      1996
                                                                        ------------------        -----------
      ASSETS

      Cash and other investments                                          $     3,728,348           $     4,338,030
      Rental receivable                                                           327,362                   331,265
      Escrow deposits and reserves                                              5,210,890                 5,141,484
      Land                                                                      4,180,673                 4,180,673
      Buildings and improvements (net of accumulated depreciation of
         $38,314,996 and $37,016,338)                                         100,978,417               102,236,052
      Intangible assets (net of accumulated amortization of $957,737
         and $992,006)                                                          1,827,327                 1,848,817
      Other                                                                     1,080,282                   993,891
                                                                          ---------------          ----------------

                                                                            $ 117,333,299             $ 119,070,212
                                                                            =============             =============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                             $     1,478,820           $     1,520,643
        Due to related parties                                                  4,274,849                 4,650,126
        Mortgage loans                                                         93,089,222                93,336,971
        Notes payable                                                           2,753,907                 2,804,927
        Accrued interest                                                        4,014,239                 3,948,452
        Other                                                                     644,904                   628,190
                                                                          ---------------           ---------------

                                                                              106,255,941               106,889,309
                                                                            -------------             -------------
      Partners' equity (deficit)

        American Tax Credit Properties II L.P.
           Capital contributions, net of distributions                         45,023,925                45,115,322
           Cumulative loss                                                    (27,661,654)              (26,904,774)
                                                                           --------------            --------------

                                                                               17,362,271                18,210,548
                                                                          ---------------           ---------------
        General partners and other limited partners, including ATCP
           & ATCP III
           Capital contributions, net of distributions                          3,497,450                 3,503,853
           Cumulative loss                                                     (9,782,363)               (9,533,498)
                                                                          ---------------           ---------------

                                                                               (6,284,913)               (6,029,645)
                                                                          ---------------           ---------------

                                                                               11,077,358                12,180,903
                                                                          ---------------           ---------------

                                                                            $ 117,333,299             $ 119,070,212
                                                                            =============             =============


                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 1997 and 1996 are as follows:

                                                                                1997                      1996
                                                                          ---------------           ----------
      REVENUE

      Rental                                                               $  5,001,136              $  4,924,726
      Interest and other                                                        112,242                   164,932
                                                                         --------------            --------------

      TOTAL REVENUE                                                           5,113,378                 5,089,658
                                                                          -------------             -------------

      EXPENSES

       Administrative                                                           787,482                   780,353
       Utilities                                                                836,795                   786,019
       Operating, maintenance and other                                         961,163                   881,690
       Taxes and insurance                                                      596,568                   597,772
       Interest (including amortization of $21,490 and $25,307)               1,638,457                 1,695,357
       Depreciation                                                           1,298,658                 1,417,614
                                                                          -------------             -------------

      TOTAL EXPENSES                                                          6,119,123                 6,158,805
                                                                          -------------             -------------

      NET LOSS                                                             $ (1,005,745)             $ (1,069,147)
                                                                           ============              ============

      NET LOSS ATTRIBUTABLE TO
         American Tax Credit Properties II L.P.                           $    (756,880)            $    (845,020)
         General partners and other limited partners, including ATCP
           & ATCP III, which includes $139,147 and $127,426 of
           American Tax Credit Properties II L.P. loss in excess of
           investment                                                          (248,865)                 (224,127)
                                                                          -------------             -------------

                                                                           $ (1,005,745)             $ (1,069,147)
                                                                           ============              ============

     The combined results of operations of the Local Partnerships for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

4.   Commitments and contingencies

     On July 16, 1997, the Partnership received a demand for certain information with respect to the holders of Units, the stated purpose which was to assist such party in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. Subsequently, the Partnership requested certain information from such party in order to assess the appropriateness of the demand. On July 28, 1997, a complaint was filed against the Partnership, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. As of August 13, 1997, such information has not been provided.

                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)


5.   Additional Information

     Additional  information,  including  the audited  March 30, 1997  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1997 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

As of June 29, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the three months ended June 29, 1997, Registrant received cash from interest earnings and distributions from the Local Partnerships and utilized cash for operating expenses. In addition, Registrant received $130,000 from the maturity of investment in bonds, and purchased bonds in an amount of $51,589, which includes accrued interest of $1,089 paid at purchase. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $198,000 during the three months ended June 29, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $72,000, the amortization of net premium on investments in bonds of approximately $13,000 and the accretion of zero coupon bonds of approximately $10,000. During three months ended June 29, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1997 of $756,880 and cash distributions received from Local Partnerships of $153,768. Accounts payable and accrued expenses and payable to general partner are comprised primarily of accrued administration fees and management fees, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, which cover certain rental units, are scheduled to expire in 1997, three of which expired during 1996 and were extended for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, a Local Partnership's operating information indicates below break even operations after taking into account its mortgage and financing structure and the required deferral of property management fees.

During the three months ended March 31, 1997, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $9,000. Although the property experienced occupancy fluctuations throughout the first quarter, occupancy has recently stabilized at approximately 94% and payments on the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Forest Village Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local General Partners have informed Registrant that the Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") and 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership") have not made the required principal and interest payments under their first mortgage obligations since December 1996 and that the lender has declared both mortgages in default. The Local General Partners have approached the lender and are currently in the process of negotiating a workout, but the lender has clearly indicated that in connection with any proposed workout, the Local General Partners would be responsible for funding a portion of any remaining deficit after taking into account the benefits of the workout. However, the Local General Partners have informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. Such amounts would likely be significant. There can be no assurance that any such workout will be achieved. Of Registrant's total annual Low-income Tax Credits, approximately 5% and 3% are allocated from the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, respectively.

The first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") was in default due to insufficient deposits to the replacement reserve and the lender has alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a foreclosure action and a motion for summary judgment. Registrant has replaced the Local General Partner and the management agent of the Ann Ell Local Partnership effective July 10, 1997 and advanced approximately $125,000 to cure defaults and sufficiently fund the replacement reserve and escrows. The foreclosure action has been voluntarily dismissed.

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

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the
Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, regardless of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Material Changes in Financial Condition regarding a Local Partnership currently operating below economic break even level.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended June 29, 1997

For the three months ended June 29, 1997, Registrant had a net loss of approximately $840,000, which included an equity in loss of investment in Local Partnerships of approximately $757,000 for the three months ended March 31, 1997. Registrant's loss from operations for the three months ended June 29, 1997 of approximately $83,000 was attributable to interest revenue of approximately $90,000, exceeded by operating expenses of approximately $173,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $139,000.

The Local Partnerships' net loss of approximately $1,006,000 for the three months ended March 31, 1997 was attributable to rental and other revenue of approximately $5,113,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,799,000 and approximately $1,320,000 of depreciation and amortization expenses.

Three Months Ended June 29, 1996

For the three months ended June 29, 1996, Registrant had a net loss of approximately $923,000, which included an equity in loss of investment in Local Partnerships of approximately $845,000 for the three months ended March 31, 1996. Registrant's loss from operations for the three months ended June 29, 1997 of approximately $78,000 was attributable to interest revenue of approximately $94,000, exceeded by operating expenses of approximately $172,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $127,000.

The Local Partnerships' net loss of approximately $1,069,000 for the three months ended March 31, 1996 was attributable to rental and other revenue of approximately $5,090,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,716,000 and approximately $1,443,000 of depreciation and amortization expenses.

Three Months Ended June 29, 1997 v.
Three Months Ended June 29, 1996

Registrant's operations for the three months ended June 29, 1997 resulted in a net loss of approximately $840,000, as compared to a net loss of approximately $923,000 for the three months ended June 29, 1996. The decrease in net loss is primarily attributed to a decrease in the equity in loss of investment in Local Partnerships of approximately $88,000, which is primarily the result of the increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships in accordance with the equity method of accounting.

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

          On July 16, 1997, Everest Properties, Inc. ("Everest") demanded certain information with respect to the holders of Units. Everest stated that the purpose of the demand was to assist Everest in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. On July 25, 1997, Registrant requested certain information from Everest in order to assess the appropriateness of the demand. To date, the information has not been provided. On July 28, 1997, Everest filed a complaint against Registrant, the General Partner and its general partner in the Court of Chancery of the State of Delaware in and for New Castle County
          seeking,  among other things,  an order  directing  the  defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages.

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local
          Partnership") was in default due to insufficient deposits to the replacement reserve and the lender has alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a foreclosure action and a motion for summary judgment. Registrant has replaced the Local General Partner and the management agent of the Ann Ell Local Partnership effective July 10, 1997 and advanced approximately $125,000 to cure defaults and sufficiently fund the replacement reserve and escrows. The foreclosure action has been voluntarily dismissed.

          Registrant is not aware of any other material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None; see Items 1 and 5 regarding mortgage defaults of certain Local Partnerships.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, both first mortgages of the Christian Street Associates Limited Partnership and 2000-2100 Christian Street Associates are in default due to the non payment of required principal and interest payments since December 1996. The Local General Partners have approached the lender and are currently in the process of negotiating a workout.

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


Dated: August 13, 1997              /s/  Richard Paul Richman
       ---------------               -------------------------
                                         Richard Paul Richman
                                         President, Chief Executive Officer and
                                         Director of the general partner of the
                                         General Partner


Dated: August 13, 1997                /s/  Neal Ludeke
       ---------------               ----------------
                                           Neal Ludeke
                                           Treasurer of the general partner
                                           of the General Partner
                                           (Principal Financial and Accounting
                                           Officer of Registrant)