Form 10-Q
period 1997-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1997-11-13
CIK 842314

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                -------------

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1997

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

Yes   X    No     .

                    AMERICAN TAX CREDIT PROPERTIES II L.P.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                               Table of Contents


Balance  Sheets as of September 29, 1997 (Unaudited) and March 30, 1997
(Unaudited)

Statements of Operations for the three and six month periods ended September 29, 1997 (Unaudited) and September 29, 1996 (Unaudited)

Statements of Cash Flows for the six months ended September 29, 1997 (Unaudited) and September 29, 1996 (Unaudited)

Notes to Financial Statements as of September 29, 1997 (Unaudited)


                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                                BALANCE SHEETS
                                  (UNAUDITED)



                                                   September 29,    March 30,
                                            Notes     1997            1997
                                            -----  --------------------------
ASSETS

Cash and cash equivalents                          $    672,457  $      674,160
Investments in bonds available-for-sale       2       4,218,402       4,151,478
Investment in local partnerships              3      16,572,215      18,119,151
Interest receivable                                      73,613          77,340
                                                   --------------- ------------

                                                   $ 21,536,687    $ 23,022,129
                                                   ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses            $    566,918  $      561,847
  Payable to general partner                            531,120         486,224
  Other                                                  55,600          62,600
                                                   --------------- ---------------

                                                      1,153,638       1,110,671

Commitments and contingencies                 4

Partners' equity (deficit)

  General partner                                      (289,207)       (272,442)
  Limited partners (55,746 units of
   limited partnership interest
   outstanding)                                      20,645,585      22,305,343
  Unrealized gain (loss) on investments
   in bonds available-for-sale, net           2          26,671        (121,443)
                                                   --------------- -------------

                                                     20,383,049      21,911,458

                                                   $ 21,536,687    $ 23,022,129
                                                   ============    ============


                      See Notes to Financial Statements.









                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        Three      Six       Three        Six
                                       Months     Months     Months     Months
                                       Ended      Ended      Ended       Ended
                                     September   September September  September
                               Notes     29,       29,        29,         29,
                                        1997      1997       1996        1996
                                     -------------------------------------------------
REVENUE

Interest                            $  89,805    $ 179,795   $  91,486  $184,989
Other income from local partnerships                   388
                                   ---------------------------------------------------
TOTAL REVENUE                          89,805      180,183      91,486   184,989


EXPENSES

Administration fees                    74,827      149,653      74,827   149,653
Management fees                        74,827      149,653      74,827   149,653
Professional fees                      13,796       28,966       8,489    24,325
Printing, postage and other             6,425       15,053       2,899     9,125
                                   ----------------------------------------------------

TOTAL EXPENSES                        169,875      343,325     161,042   332,756
                                     --------------------------------------------------

Loss from operations                  (80,070)    (163,142)   (69,556)  (147,767)

Equity in loss of investment
  in local partnerships          3   (756,501)  (1,513,381)  (737,316)(1,582,336)
                                     --------------------------------------------------

NET LOSS                         $   (836,571) $(1,676,523) $(806,872)$(1,730,103)
                                     ======================== ========================

NET LOSS ATTRIBUTABLE TO

  General partner                  $  (8,366)    $ (16,765)   $(8,069) $  (17,301)
  Limited partners                  (828,205)   (1,659,758)  (798,803) (1,712,802)
                                     --------------------------------------------------

                                  $ (836,571) $ (1,676,523) $(806,872)$(1,730,103)
                                     ======================== ========================

NET LOSS per unit of limited
  partnership interest
  (55,746 units of limited        $  (14.86)  $     (29.77) $ (14.33) $  (30.73)
    partnership interest)          ===================================================



                      See Notes to Financial Statements.


                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                           STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED SEPTEMBER 29, 1997 AND 1996
                                   (UNAUDITED)



                                                        1997            1996
                                                   --------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                  $    186,301    $    187,893
Other income from local partnerships                        388
Cash used from local partnerships for deferred           (7,000)         (7,000)
expenses
Cash paid for
  administration fees                                  (104,757)       (104,757)
  management fees                                      (104,757)       (104,757)
  professional fees                                     (60,968)        (51,677)
  printing, postage and other expenses                  (22,876)         (3,840)
                                                   -------------   --------------

Net cash used in operating activities                  (113,669)        (84,138)
                                                     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships              158,058          24,081
Maturity/redemption of bonds                            130,000         200,000
Investment in a local partnership                      (124,503)
Investments in bonds, includes $1,089 of accrued
  interest paid at purchase of investment               (51,589)
                                                   ------------    ------------

Net cash provided by investing activities               111,966         224,081
                                                   ------------    ------------

Net increase (decrease) in cash and cash
equivalents                                              (1,703)        139,943

Cash and cash equivalents at beginning of period        674,160         538,912
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    672,457     $   678,855
                                                    ===========     ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
 available-for-sale, net                           $   148,114     $   (75,688)
                                                    ===========     ===========
-------------------------------------------------------------------------


--------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.



                      See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1997 AND 1996
                                   (UNAUDITED)




                                                         1997            1996

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                           $ (1,676,523)   $ (1,730,103)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
  partnerships                                        1,513,381       1,582,336
  Amortization of net premium on investments in
  bonds                                                  22,797          24,875
  Accretion of zero coupon bonds                        (21,107)        (19,547)
  Decrease (increase) in interest receivable              4,816          (2,424)
  Increase in payable to general partner                 44,896          44,896
  Increase in accounts payable and accrued expenses       5,071          22,829
  Decrease in other liabilities                          (7,000)         (7,000)
                                                      --------------------------
NET CASH USED IN OPERATING ACTIVITIES              $   (113,669)    $   (84,138)
                                                     ===========    ============



                      See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1997
                                   (UNAUDITED)


1. Basis of Presentation

   The  accompanying  unaudited  financial  statements  have  been  prepared  in
   accordance  with  generally  accepted   accounting   principles  for  interim
   financial  information.  They do not include all  information  and  footnotes required by generally accepted  accounting  principles for complete financial statements.  The results of  operations  are  impacted  significantly  by the combined results of operations of the Local Partnerships,  which are provided by the Local  Partnerships  on an  unaudited  basis during  interim  periods.
   Accordingly,  the  accompanying  financial  statements  are dependent on such unaudited  information.  In the opinion of the General Partner, the financial statements include all adjustments  necessary to present fairly the financial position as of  September  29, 1997 and the  results of  operations  and cash flows for the interim  periods  presented.  All  adjustments  are of a normal recurring  nature.  The  results  of  operations  for the three and six month periods  ended  September  29,  1997 are not  necessarily  indicative  of the results that may be expected for the entire year.

2. Investments in Bonds Available-For-Sale

   As of September 29, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                Gross        Gross
                                  Amortized   unrealized   unrealized   Estimated
    Description and maturity            cost       gains      losses      fair
                                                                           value

    Corporate debt securities
      After one year through
      five years                $    747,153  $  22,051    $--     $    769,204
      After five years through
      ten years                    2,127,352     41,623   (35,797)    2,133,178
      After ten years                202,799       --      (4,629)      198,170
                                 ------------------------------------- -------------

                                   3,077,304     63,674   (40,426)    3,100,552
                                 ------------------------ -----------  ------------

    U.S. Treasury debt
    securities After ten years       463,548       --     (10,600)      452,948

                                 ------------------------------------  -------------

    U.S. government and agency
    securities
      After five years through
      ten years                      600,528     17,413       --        617,941
      After ten years                 50,351       --      (3,390)       46,961
                                 ------------------------------------- --------------

                                     650,879     17,413    (3,390)      664,902
                                 ------------------------ ------------ -------------

                                 $ 4,191,731 $   81,087 $ (54,416)   $4,218,402
                                 =========== ===========  ===========  ===========



                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1997
                                   (UNAUDITED)



3. Investment in Local Partnerships

   The  Partnership  owns  a  limited   partnership   interest  in  fifty  Local
   Partnerships  representing  capital  contributions in the aggregate amount of
   $45,817,165.  As of June 30, 1997, the Local  Partnerships  have  outstanding
   mortgage  loans  payable  totaling  approximately   $92,828,000  and  accrued
   interest payable on such loans totaling approximately  $4,256,000,  which are secured by security interests and liens common to mortgage loans on the Local
   Partnerships' real property and other assets.

   For the six  months  ended  September  29,  1997,  the  investment  in  Local
   Partnerships activity consists of the following:

        Investment in Local Partnerships as of
          March 30, 1997                                    $ 18,119,151

        Investment in a Local Partnership during
          the six months ended September 29, 1997                124,503

        Equity in loss of investment in Local
          Partnerships for the
          six months ended June 30, 1997                      (1,513,381) (A)

        Cash distributions received from Local
          Partnerships during the six months
          ended September 29, 1997                             (158,058)

        Investment in Local Partnerships as of
           September 29, 1997                               $ 16,572,215
                                                             ============




   (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $216,612 for the six months ended June 30, 1997 as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 and 1996 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1997
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 1997 and December 31, 1996 are as follows:

                                                    June 30,       December 31,
                                                       1997              1996
                                                -----------------------------
    ASSETS
    Cash and other investments                  $  3,825,165   $     4,338,030
    Rental receivable                                342,937           331,265
    Escrow deposits and reserves                   5,373,454         5,141,484
    Land                                           4,180,673         4,180,673
    Buildings and improvements (net of
      accumulated depreciation of $39,762,152
      and $37,016,338)                            99,708,621       102,236,052
    Intangible assets (net of accumulated
      amortization of $982,220 and $992,006)       1,802,843         1,848,817
    Other                                            911,607           993,891
                                                ----------------  ----------------

                                               $ 116,145,300     $ 119,070,212
                                                =============     =============

    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
    Liabilities

      Accounts payable and accrued expenses     $  1,399,450   $     1,520,643
      Due to related parties                       4,365,504         4,650,126
      Mortgage loans                              92,827,648        93,336,971
      Notes payable                                2,696,902         2,804,927
      Accrued interest                             4,256,443         3,948,452
      Other                                          639,378           628,190
                                                ----------------  ----------------

                                                 106,185,325       106,889,309
    Partners' equity (deficit)

      American Tax Credit Properties II L.P.
         Capital contributions, net of            44,870,157        45,115,322
         distributions
         Cumulative loss                         (28,418,155)      (26,904,774)
                                                -------------     -------------

                                                  16,452,002        18,210,548

      General partners and other limited
       partners, including ATCP & ATCP III
         Capital contributions, net of
         distributions                             3,483,091         3,503,853
         Cumulative loss                          (9,975,118)       (9,533,498)
                                                ---------------   ---------------

                                                  (6,492,027)       (6,029,645)

                                                   9,959,975        12,180,903

                                               $ 116,145,300     $ 119,070,212
                                                =============     =============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1997
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 and 1996 are as follows:

                                     Three     Six Months     Three     Six Months
                                    Months       Ended        Months       Ended
                                     Ended      June 30,      Ended      June 30,
                                   June 30,                  June 30,
                                    1997         1997         1996         1996
                                  --------------------------------------------------
    REVENUE

    Rental                    $   5,025,072 $  10,026,208 $   4,905,129 $   9,829,855
    Interest and other              108,533       220,775       190,416       355,348
                                ----------------------------------------------------

    TOTAL REVENUE                 5,133,605    10,246,983     5,095,545    10,185,203
                              ----------------------------------------------------

    EXPENSES

     Administrative                 806,555     1,594,037       786,547     1,566,900
     Utilities                      574,729     1,411,524       601,754     1,387,773
     Operating, maintenance and     989,416     1,950,579     1,017,431     1,899,121
    other
     Taxes and insurance            605,345     1,201,913       562,651     1,160,423
    Interest (including
      amortization of $24,484,
      $45,974, $25,307 and        1,659,660     3,298,117     1,677,714     3,373,071
      $50,614)
     Depreciation                 1,447,156     2,745,814     1,369,938     2,787,552
                                  ----------------------------------------------------

    TOTAL EXPENSES                6,082,861    12,201,984     6,016,035    12,174,840
                                  ---------------------------------------------------

    NET LOSS                   $  (949,256)  $ (1,955,001)  $  (920,490) $ (1,989,637)
                                  ======================== =========================

    NET LOSS ATTRIBUTABLE TO

      American Tax Credit     $   (756,501) $  (1,513,381)  $  (737,316) $ (1,582,336)
       Properties II L.P.
      General  partners and
       other limited  partners,
       including ATCP & ATCP III,
       which includes $77,465, $216,612,
       $66,841 and $194,267 of    (192,755)     (441,620)      (183,174)    (407,301)
                                  ---------------------------------------------------
       American Tax Credit
       Properties II L.P. loss
       in excess of investmen   $ (949,256) $ (1,955,001)  $   (920,490) $(1,989,637)
                                  ======================== =========================



   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

------------------------------------------------------------------------------


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1997
                                   (UNAUDITED)


4. Commitments and Contingencies

   On July 16, 1997, the Partnership received a demand for certain information with respect to the holders of Units, the stated purpose of which was to assist such party in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. Subsequently, the Partnership requested certain information from such party in order to assess the appropriateness of the demand. On July 28, 1997, a complaint was filed against the Partnership, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A trial was held on September 29, 1997 and the parties have submitted post-trial briefs to the Court. A hearing for post-trial oral argument is scheduled for November 17, 1997.

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

                      AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships and payment of a capital contribution to a Local Partnership. During the six months ended September 29, 1997, Registrant received cash from interest earnings, maturity of a bond and distributions from Local Partnerships and utilized cash for operating expenses, investing in bonds and for a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $65,000 during the six months ended September 29, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $148,000, the amortization of net premium on investments in bonds of approximately $23,000 and the accretion of zero coupon bonds of approximately $21,000. During the six months ended September 29, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1997 of $1,513,381 and cash distributions received from Local Partnerships of $158,058, partially offset by the increase in investment in Ann Ell Apartments Associates, Ltd. of $124,503. Accounts payable and accrued expenses and payable to general partner are comprised primarily of accrued administration fees and management fees, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract, which covers certain rental units, is scheduled to expire in 1997 and six Local Partnerships'
Section 8 contracts, which cover certain rental units, are scheduled to expire in 1998 after being renewed in 1997 for a one year period. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

During the six months ended June 30, 1997, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $18,000. Although the property experienced occupancy fluctuations throughout the second quarter, occupancy has recently stabilized at approximately 97% and payments on the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Forest Village Local Partnership.

                      AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of De Queen Villas Limited Partnership (the "De Queen Villas Local Partnership") require the Local General Partners of the De Queen Villas Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The De Queen Villas Local Partnership incurred operating deficit for the six months ended June 30, 1997 of approximately $10,000 which includes property management fees of approximately $6,000. Accordingly, the net operating deficit was approximately $4,000. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the De Queen Villas Local Partnership.

The Local General Partners have informed Registrant that the Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") and 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership") have not made the required principal and interest payments under their first mortgage obligations since December 1996 and that the lender has declared both mortgages in default. The Local General Partners have approached the lender and are currently in the process of negotiating a workout, but the lender has clearly indicated that in connection with any proposed workout, the Local General Partners would be responsible for funding a portion of any remaining deficit after taking into account the benefits of the workout. However, the Local General Partners have informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. Such amounts would likely be significant. There can be no assurance that any such workout will be achieved. Of Registrant's total annual Low-income Tax Credits, approximately 6% and 3% are allocated from the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, respectively.

The first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") had been in default due to insufficient deposits to the replacement reserve and the lender had alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a foreclosure action and a motion for summary judgment. Registrant replaced the Local General Partner and the management agent of the Ann Ell Local Partnership effective July 10, 1997 and advanced approximately $125,000 to cure defaults and sufficiently fund the replacement reserve and escrows. The foreclosure action has been voluntarily dismissed.

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

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Three Months Ended September 29, 1997

For the three months ended September 29, 1997, Registrant had a net loss of approximately $837,000, which included an equity in loss of investment in Local Partnerships of approximately $757,000 for the three months ended June 30, 1997. Registrant's loss from operations for the three months ended September 29, 1997 of approximately $80,000 was attributable to interest revenue of approximately $90,000, exceeded by operating expenses of approximately $170,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $77,000.

The Local Partnerships' net loss of approximately $949,000 for the three months ended June 30, 1997 was attributable to rental and other revenue of approximately $5,134,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,611,000 and approximately $1,472,000 of depreciation and amortization expenses.

Three Months Ended September 29, 1996

For the three months ended September 29, 1996, Registrant had a net loss of approximately $807,000, which included an equity in loss of investment in Local Partnerships of approximately $737,000 for the three months ended June 30, 1996. Registrant's loss from operations for the three months ended September 29, 1996 of approximately $70,000 was attributable to interest revenue of approximately $91,000, exceeded by operating expenses of approximately $161,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $67,000.

The Local Partnerships' net loss of approximately $920,000 for the three months ended June 30, 1996 was attributable to rental and other revenue of approximately $5,096,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,621,000 and approximately $1,395,000 of depreciation and amortization expenses.

Six Months Ended September 29, 1997

For the six months ended September 29, 1997, Registrant had a net loss of approximately $1,677,000, which included an equity in loss of investment in Local Partnerships of approximately $1,513,000 for the six months ended June 30, 1997. Registrant's loss from operations for the six months ended September 29, 1997 of approximately $164,000 was attributable to interest revenue of approximately $180,000, exceeded by operating expenses of approximately $344,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $217,000.

The Local Partnerships' net loss of approximately $1,955,000 for the six months ended June 30, 1997 was attributable to rental and other revenue of approximately $10,247,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $9,410,000 and approximately $2,792,000 of depreciation and amortization expenses.

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

                      AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's loss from operations for the six months ended September 29, 1996 of approximately $148,000 was attributable to interest revenue of approximately $185,000, exceeded by operating expenses of approximately $333,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $194,000.

The Local Partnerships' net loss of approximately $1,990,000 for the six months ended June 30, 1996 was attributable to rental and other revenue of approximately $10,185,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $9,337,000 and approximately $2,838,000 of depreciation and amortization expenses.

Three and Six Month Periods Ended September 29, 1997 v.
Three and Six Month Periods Ended September 30, 1996

Registrant's operations for the three months ended September 29, 1997 resulted in a net loss of approximately $837,000, as compared to a net loss of approximately $807,000 for the three months ended September 29, 1996. The increase in net loss is primarily attributed to an increase in the equity in loss of investment in Local Partnerships of approximately $19,000, which is primarily the result of an increase in the net operating loss of the Local Partnerships, partially offset by an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships in accordance with the equity method of accounting.

Registrant's operations for the six months ended September 29, 1997 resulted in a net loss of approximately $1,677,000, as compared to a net loss of approximately $1,730,000 for the six months ended September 29, 1996. The decrease in net loss is primarily attributed to a decrease in the equity in loss of investment in Local Partnerships of approximately $69,000, which is primarily the result of (i) an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships in accordance with the equity method of accounting and (ii) a decrease in the net operating loss of the Local Partnerships.

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

       On July 16, 1997, Everest Properties, Inc. ("Everest") demanded certain information with respect to the holders of Units. Everest stated that the purpose of the demand was to assist Everest in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. On July 25, 1997, Registrant requested certain information from Everest in order to assess the appropriateness of the demand. To date, the information has not been provided. On July 28, 1997, Everest filed a complaint against Registrant, the General Partner, and its general partner in the Court of Chancery of the State of Delaware in and for New Castle County seeking, among other things, an order directing the defendants to furnish immediately the requested information and awarding the plaintiff any resulting damages (the "Delaware Action"). A trial in connection with the Delaware Action was held on September 29, 1997 and the parties have submitted post-trial briefs to the Court. A hearing for post-trial oral argument is scheduled for November 17, 1997.

       As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") had been in default due to insufficient deposits to the replacement reserve and the lender had alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a foreclosure action and a motion for summary judgment. Registrant replaced the Local General Partner and the management agent of the Ann Ell Local Partnership effective July 10, 1997 and advanced approximately $125,000 to cure defaults and sufficiently fund the replacement reserve and escrows. The foreclosure action has been voluntarily dismissed.

       Registrant is not aware of any other material legal proceedings.

Item 2.     Changes in Securities

       None

Item 3.     Defaults Upon Senior Securities

       None; see Items 1 and 5 regarding mortgage defaults of certain Local Partnerships.

Item 4.     Submission of Matters to a Vote of Security Holders

       None

Item 5.     Other Information

       As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, both first mortgages of Christian Street Associates Limited Partnership and 2000-2100 Christian Street Associates are in default due to the non payment of required principal and interest payments since December 1996. The Local General Partners have approached the lender and are currently in the process of negotiating a workout.

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


Dated: November 13, 1997        /s/   Richard Paul Richman
                                      Richard Paul Richman
                                      President, Chief Executive Officer and
                                      Director of the general partner of the
                                      General Partner


Dated: November 13, 1997        /s/   Neal Ludeke
                                      Neal Ludeke
                                      Treasurer of the general partner
                                      of the General Partner
                                     (Principal Financial and Accounting
                                      Officer of Registrant)