Form 10-Q
period 1997-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1998-02-13
CIK 842314

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                   -------------

                                                     FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 30, 1997

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

               13-3495678
   (I.R.S. Employer
incorporation or organization)
   Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
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

Yes   X    No     .



                                      AMERICAN TAX CREDIT PROPERTIES II L.P.

                                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                            Table of Contents                                                  Page

Balance Sheets as of December 30, 1997 (Unaudited) and March 30, 1997                                           3
(Unaudited)

Statements of Operations for the three and nine month periods ended                                             4
December 30, 1997 (Unaudited) and December 30, 1996 (Unaudited)


Statements of Cash Flows for the nine months ended December 30, 1997 (Unaudited)
and December 30, 1996 (Unaudited)                                                                               5

Notes to Financial Statements as of December 30, 1997 (Unaudited)                                               7



                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                  BALANCE SHEETS
                                                    (UNAUDITED)



                                                                              December 30,            March 30,
                                                                 Notes            1997                  1997
                                                                 -----      ----------------      ----------

ASSETS

Cash and cash equivalents                                                   $      508,914        $      674,160
Investments in bonds available-for-sale                            2             4,263,646             4,151,478
Investment in local partnerships                                   3            16,057,802            18,119,151
Interest receivable                                                                 68,311                77,340
                                                                           ---------------        ---------------

                                                                              $ 20,898,673          $ 23,022,129
                                                                              ============          ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                    $      565,321        $      561,847
   Payable to general partner                                                      523,565               486,224
   Other                                                                            55,600                62,600
                                                                           ---------------        ---------------

                                                                                 1,144,486             1,110,671
                                                                             -------------         -------------

Commitments and contingencies                                      4

Partners' equity (deficit)

   General partner                                                                (295,954)             (272,442)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                      19,977,698            22,305,343
   Unrealized gain (loss) on investments in bonds
     available-for-sale, net                                       2                72,443              (121,443)
                                                                           ---------------         -------------

                                                                                19,754,187            21,911,458
                                                                              ------------          ------------

                                                                              $ 20,898,673          $ 23,022,129
                                                                              ============          ============


                                        See Notes to Financial Statements.


                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                           STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)



                                                        Three Months       Nine Months       Three Months       Nine Months
                                                           Ended              Ended             Ended              Ended
                                                        December 30,      December 30,       December 30,      December 30,
                                              Notes           1997              1997               1996              1996
                                              -----   -------------------------------------------------------------------

REVENUE

Interest                                              $       87,207     $     267,002     $       87,364     $     272,353
Other income from local partnerships                                               388

TOTAL REVENUE                                                 87,207           267,390             87,364           272,353
                                                      --------------     -------------     --------------     -------------

EXPENSES

Administration fees                                          74,826            224,479            74,826            224,479
Management fees                                              74,826            224,479            74,826            224,479
Professional fees                                            30,342             59,308            16,815             41,140
Printing, postage and other                                   9,934             24,987             7,372             16,497
                                                            -------          ---------            ------       ------------

        TOTAL EXPENSES                                      189,928            533,253           173,839            506,595
                                                      -------------      -------------     -------------      -------------

Loss from operations                                       (102,721)          (265,863)          (86,475)          (234,242)

Equity in loss of investment in local
   partnerships                                 3          (571,913)        (2,085,294)         (805,029)        (2,387,365)
                                                      -------------      -------------     -------------      -------------

NET LOSS                                               $   (674,634)      $ (2,351,157)     $   (891,504)      $ (2,621,607)
                                                       ============       ============      ============       ============

NET LOSS ATTRIBUTABLE TO

   General partner                                    $      (6,746)   $       (23,512)    $      (8,915)   $       (26,216)
   Limited partners                                        (667,888)        (2,327,645)         (882,589)        (2,595,391)
                                                      -------------      -------------     -------------      -------------

                                                       $   (674,634)      $ (2,351,157)     $   (891,504)      $ (2,621,607)
                                                       ============       ============      ============       ============

NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                              $      (11.98)   $        (41.75)   $       (15.83)   $        (46.56)
                                                      ==============    ===============    ==============    ===============


                                        See Notes to Financial Statements.


                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                             STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED DECEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                                  1997                  1996
                                                                             --------------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                            $    279,338          $    290,574
Other income from local partnerships                                                  388
Cash used from local partnerships for deferred expenses                            (7,000)               (7,000)
Cash paid for
   administration fees                                                           (187,138)             (187,138)
   management fees                                                               (187,138)             (187,138)
   professional fees                                                              (79,055)              (51,890)
   printing, postage and other expenses                                           (39,107)              (13,761)
                                                                            -------------         -------------

Net cash used in operating activities                                            (219,712)             (156,353)
                                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                        160,558                26,602
Maturity/redemption of bonds                                                      130,000               200,000
Investment in a local partnership                                                (184,503)
Investments in bonds, includes $1,089 of accrued interest paid at purchase
   of investment                                                                  (51,589)
                                                                            -------------         -------------

Net cash provided by investing activities                                          54,466               226,602
                                                                           --------------         -------------

Net increase (decrease) in cash and cash equivalents                             (165,246)               70,249

Cash and cash equivalents at beginning of period                                  674,160               538,912
                                                                           --------------        --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     508,914         $     609,161
                                                                            =============         =============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net      $     193,886        $        (8,483)
                                                                            =============        ===============
----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.



                                          See Notes to Financial Statements.

-----------------------------------------------------------------------------



                                        AMERICAN TAX CREDIT PROPERTIES II L.P.
                                        STATEMENTS OF CASH FLOWS - (Continued)
                                    NINE MONTHS ENDED DECEMBER 30, 1997 AND 1996
                                                   (UNAUDITED)




                                                                                  1997                  1996
                                                                            ----------------      ----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES

Net loss                                                                     $  (2,351,157)        $  (2,621,607)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                            2,085,294             2,387,365
   Amortization of net premium on investments in bonds                              33,175                38,691
   Accretion of zero coupon bonds                                                  (30,957)              (29,321)
   Decrease in interest receivable                                                  10,118                 8,851
   Increase in payable to general partner                                           37,341                37,341
   Increase in accounts payable and accrued expenses                                 3,474                29,327
   Decrease in other liabilities                                                    (7,000)               (7,000)
                                                                           ---------------       ---------------

NET CASH USED IN OPERATING ACTIVITIES                                        $    (219,712)         $   (156,353)
                                                                             =============          ============









                                        See Notes to Financial Statements.

--------------------------------------------------------------------------



                                        AMERICAN TAX CREDIT PROPERTIES II L.P.
                            NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1997
                                   (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited  information.  In the opinion of the General Partner, the financial  statements  include all adjustments  necessary to present fairly the  financial  position  as of  December  30,  1997  and  the  results  of
     operations  and  cash  flows  for  the  interim  periods   presented.   All
     adjustments are of a normal recurring nature. The results of operations for the  three  and  nine  month  periods  ended  December  30,  1997  are  not necessarily  indicative  of the results that may be expected for the entire year.

2.   Investments in Bonds Available-For-Sale

     As of December 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross              Gross
                                                    Amortized         unrealized        unrealized         Estimated
      Description and maturity                         cost              gains            losses           fair value
      ------------------------                  ------------------ -----------------  --------------      -----------

      Corporate debt securities
         After one year through five years       $     950,401      $     28,902     $         --        $    979,303
         After five years through ten years          1,922,396           247,417          (216,942)         1,952,871
         After ten years                               202,732               --             (5,480)           197,252
                                                 -------------     -------------       ------------------       ------------

                                                     3,075,529           276,319          (222,422)         3,129,426
                                                  ------------      ------------       -----------        -----------

      U.S. Treasury debt securities
        After ten years                                473,399             6,676             --               480,075
                                                 -------------     -------------      -----------------   ------------

      U.S. government and agency securities
        After five years through ten years             591,933            13,590             --                 605,523
        After ten years                                 50,342               --             (1,720)            48,622
                                                --------------     -------------       ----------------     --------------

                                                       642,275            13,590            (1,720)           654,145
                                                 -------------     --------------    --------------     -------------

                                                   $ 4,191,203      $    296,585       $  (224,142)       $ 4,263,646
                                                   ===========      ============       ===========        ===========


3.   Investment in Local Partnerships

     The Partnership owns a limited partnership interest in fifty Local Partnerships representing capital contributions in the aggregate amount of $45,877,165. As of September 30, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $92,538,000 and accrued interest payable on such loans totaling approximately $4,357,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

----------------------------------------------------------------------------



                                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                                         DECEMBER 30, 1997
                                           (UNAUDITED)



3.   Investment in Local Partnerships (continued)

     For the nine months  ended  December  30,  1997,  the  investment  in Local
     Partnerships activity consists of the following:

            Investment in Local Partnerships as of March 30, 1997                               $ 18,119,151

            Investment in a Local Partnership                                                        184,503

            Equity in loss of investment in Local Partnerships                                    (2,085,294) (A)

            Cash distributions received from Local Partnerships                                     (160,558)
                                                                                               -------------

            Investment in Local Partnerships as of December 30, 1997                            $ 16,057,802
                                                                                                ============


     (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $298,283 for the nine months ended September 30, 1997 as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 and 1996 are reflected on pages 9 and 10, respectively.

----------------------------------------------------------------------------


                                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                           DECEMBER 30, 1997
                                             (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The  combined  balance  sheets of the Local  Partnerships  as of  September  30, 1997 and December 31, 1996 are as
     follows:
                                                                            September 30,            December 31,
                                                                                1997                     1996
                                                                         -------------------      -----------

      ASSETS

      Cash and other investments                                         $      4,104,764          $      4,338,030
      Rental receivable                                                           388,797                   331,265
      Escrow deposits and reserves                                              5,610,701                 5,141,484
      Land                                                                      4,180,673                 4,180,673
      Buildings and improvements (net of accumulated depreciation of
         $41,054,616 and $37,016,338)                                          98,459,441               102,236,052
      Intangible assets (net of accumulated amortization of $997,708
         and $992,006)                                                          1,780,035                 1,848,817
      Other                                                                     1,030,696                   993,891
                                                                         ----------------         -----------------

                                                                            $ 115,555,107             $ 119,070,212
                                                                            =============             =============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                             $     1,560,895           $     1,520,643
        Due to related parties                                                  4,455,451                 4,650,126
        Mortgage loans                                                         92,537,654                93,336,971
        Notes payable                                                           2,645,372                 2,804,927
        Accrued interest                                                        4,356,907                 3,948,452
        Other                                                                     653,303                   628,190
                                                                         ----------------          ----------------

                                                                              106,209,582               106,889,309
                                                                            -------------             -------------
      Partners' equity (deficit)

        American Tax Credit Properties II L.P.
           Capital contributions, net of distributions                         44,990,370                45,115,322
           Cumulative loss                                                    (28,990,068)              (26,904,774)
                                                                           --------------             -------------

                                                                               16,000,302                18,210,548
                                                                          ---------------            --------------

        General partners and other limited partners, including ATCP
           & ATCP III
             Capital contributions, net of distributions                        3,478,651                 3,503,853
             Cumulative loss                                                  (10,133,428)               (9,533,498)
                                                                           --------------           ---------------

                                                                               (6,654,777)               (6,029,645)
                                                                          ---------------           ---------------

                                                                                9,345,525                12,180,903
                                                                         ----------------           ---------------

                                                                            $ 115,555,107             $ 119,070,212
                                                                            =============             =============

------------------------------------------------------------------------------



                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 and 1996 are as follows:

                                                    Three Months       Nine Months       Three Months      Nine Months
                                                       Ended              Ended             Ended             Ended
                                                   September 30,      September 30,     September 30,     September 30,
                                                           1997             1997               1996              1996
                                                  -------------------------------------------------------------------

      REVENUE

      Rental                                      $     4,993,299    $   15,019,507    $     4,945,521   $   14,775,376
      Interest and other                                  130,599           351,374            159,783          515,131
                                                  ----------------  -----------------  ----------------  -----------------

      TOTAL REVENUE                                     5,123,898        15,370,881          5,105,304       15,290,507
                                                  ---------------   ---------------    ---------------   ---------------

      EXPENSES

       Administrative                                    783,192          2,377,229           732,855         2,299,755
       Utilities                                         498,229          1,909,753           516,557         1,904,330
       Operating, maintenance and other                1,065,494          3,016,073         1,217,644         3,116,765
       Taxes and insurance                               581,498          1,783,411           568,235         1,728,658
      Interest (including amortization of
        $23,134, $68,782, $22,520 and $73,134)
                                                       1,633,244          4,931,361         1,684,370         5,057,441
       Depreciation                                    1,292,464          4,038,278         1,380,093         4,167,645
                                                  ---------------   ---------------    ---------------   --------------

      TOTAL EXPENSES                                   5,854,121         18,056,105         6,099,754        18,274,594
                                                  ---------------    --------------    ---------------   ---------------

      NET LOSS                                    $    (730,223)   $     (2,685,224)   $     (994,450)  $    (2,984,087)
                                                  ===============    ==============    ===============   ==============

      NET LOSS ATTRIBUTABLE TO

         American Tax Credit Properties II L.P.   $    (571,913)   $     (2,085,294)   $     (805,029)  $    (2,387,365)
        General partners and other limited
        partners,   including  ATCP  &  ATCP  III,
        which  includes  $81,671,
        $298,283, $82,487 and $276,754 of
        American Tax Credit Properties II
        L.P. loss in excess of investment              (158,310)          (599,930)          (189,421)         (596,722)
                                                  ----------------  ---------------    ----------------  ---------------

                                                  $    (730,223)   $    (2,685,224)   $      (994,450)  $    (2,984,087)
                                                  ===============    ==============    ===============   ==============


     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

-------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)


4.   Commitments and Contingencies

     On July 16, 1997, the Partnership received a demand for certain information with respect to the holders of Units, the stated purpose of which was to assist such party in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. Subsequently, the Partnership requested certain information from such party in order to assess the appropriateness of the demand. To date, the information has not been provided. On July 28, 1997, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Partnership, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A one day trial was held on September 29, 1997. On December 5, 1997, the Court of Chancery issued a memorandum opinion and order, holding that plaintiff is entitled to the requested information regarding Unit holders. On December 15, 1997, defendants filed a Notice of Appeal to the Supreme Court of Delaware, and briefing on that appeal is currently in progress. The Court of Chancery has stayed enforcement of its December 5, 1997 memorandum opinion and order pending resolution of defendants' appeal.

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

-------------------------------------------------------------------------------
               AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Material Changes in Financial Condition

As of December 30, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships and payment of a capital contribution to a Local Partnership. During the nine months ended December 30, 1997, Registrant received cash from interest earnings, maturity of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investing in bonds and for a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $53,000 during the nine months ended December 30, 1997, which decrease includes a net unrealized gain recorded on investments in bonds of approximately $194,000, the amortization of net premium on investments in bonds of approximately $33,000 and the accretion of zero coupon bonds of approximately $31,000. During the nine months ended December 30, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1997 of $2,085,294 and cash distributions received from Local Partnerships of $160,558, partially offset by the increase in investment in Ann Ell Apartments Associates, Ltd. of $184,503. Accounts payable and accrued expenses and payable to general partner are comprised primarily of accrued administration fees and management fees, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. Six Local Partnerships' HAP Contracts, which cover certain rental units, are scheduled to expire in 1998 after being renewed in 1997 for a one year period. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 1997, revenue from operations and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The Local General Partners have informed Registrant that the Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") and 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership"), which have common Local General Partners and first mortgage lenders, have not made the required principal and interest payments under their first mortgage obligations since December 1996 and that the lender has declared both mortgages in default. The Local General Partners have approached the lender and are currently in the process of negotiating a workout; however the lender has clearly indicated that in connection with any proposed workout, the Local General Partners would be responsible for funding a portion of any remaining operating deficit after taking into account the economic benefits of a workout. However, the Local General Partners, which have fulfilled their respective deficit guarantees, informed Registrant that they do not intend to continue to solely fund the operating deficits of the properties. Such amounts would likely be significant. There can be no assurance that any workout agreement with the lender will be achieved. Of Registrant's total annual Low-income Tax Credits, approximately 6% and 3% are allocated from the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, respectively, and are scheduled to expire in 2000.

During the nine months ended September 30, 1997, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $10,000. Although the property experienced occupancy
fluctuations  throughout  the  first quarter,   occupancy  has  stabilized  at
approximately 94% and payments on the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Forest Village Local Partnership.

-------------------------------------------------------------------------------
               AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (continued)

The terms of the partnership agreement of De Queen Villas Limited Partnership (the "De Queen Villas Local Partnership") require the Local General Partners of the De Queen Villas Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The De Queen Villas Local Partnership incurred an operating deficit for the nine months ended September 30, 1997 of approximately $12,000 which includes property management fees of approximately $9,000. Accordingly, the net operating deficit was approximately $3,000. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the De Queen Villas Local Partnership.

The first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") had been in default due to insufficient deposits to the replacement reserve and the lender had alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a foreclosure action and a motion for summary judgment. Registrant replaced the Local General Partner and the management agent of the Ann Ell Local Partnership effective July 10, 1997 and advanced approximately $185,000 to cure defaults and sufficiently fund the replacement reserve and escrows. The foreclosure action has been voluntarily dismissed.

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

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Three Months Ended December 30, 1997

For the three months ended December 30, 1997, Registrant had a net loss of approximately $675,000, which included an equity in loss of investment in Local Partnerships of approximately $572,000 for the three months ended September 30,

-------------------------------------------------------------------------------
                   AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (continued)

1997. Registrant's loss from operations for the three months ended December 30, 1997 of approximately $103,000 was attributable to interest revenue of approximately $87,000, exceeded by operating expenses of approximately $190,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $82,000.

The Local Partnerships' net loss of approximately $730,000 for the three months ended September 30, 1997 was attributable to rental and other revenue of approximately $5,124,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,538,000 and approximately $1,316,000 of depreciation and amortization expenses.

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

Nine Months Ended December 30, 1997

For the nine months ended December 30, 1997, Registrant had a net loss of approximately $2,351,000, which included an equity in loss of investment in Local Partnerships of approximately $2,085,000 for the nine months ended September 30, 1997. Registrant's loss from operations for the nine months ended December 30, 1997 of approximately $266,000 was attributable to interest revenue of approximately $267,000, exceeded by operating expenses of approximately $533,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $298,000.

The Local Partnerships' net loss of approximately $2,685,000 for the nine months ended September 30, 1997 was attributable to rental and other revenue of approximately $15,371,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $13,949,000 and approximately $4,107,000 of depreciation and amortization expenses.

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

-------------------------------------------------------------------------------




                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations (continued)

Three and Nine Month Periods Ended December 30, 1997 v.
Three and Nine Month Periods Ended December 30, 1996

Registrant's operations for the three months ended December 30, 1997 resulted in a net loss of approximately $675,000, as compared to a net loss of approximately $892,000 for the three months ended December 30, 1996. The decrease in net loss is primarily attributed to a decrease in the equity in loss of investment in Local Partnerships of approximately $233,000, which is primarily the result of a decrease in the net rental income of certain Local Partnerships, partially offset by an increase in Registrant's professional fees of approximately $14,000 as a result of legal expenses incurred in connection with the matter described in Note 4 to the financial statements.

Registrant's operations for the nine months ended December 30, 1997 resulted in a net loss of approximately $2,351,000, as compared to a net loss of approximately $2,622,000 for the nine months ended December 30, 1996. The decrease in net loss is primarily attributed to a decrease in the equity in loss of investment in Local Partnerships of approximately $302,000, which is primarily the result of a decrease in the net rental income of certain Local Partnerships, partially offset by an increase in Registrant's professional fees of approximately $18,000 as a result of legal expenses incurred in connection with the matter described in Note 4 to the financial statements.

------------------------------------------------------------------------------




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

         On July 16, 1997, Everest Properties, Inc. ("Everest") demanded certain information with respect to the holders of Units. Everest stated that the purpose of the demand was to assist Everest in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. On July 25, 1997, Registrant requested certain information from Everest in order to assess the appropriateness of the demand. To date, the information has not been provided. On July 28, 1997, Everest filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County against the Registrant, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A one day trial was held on September 29, 1997. On December 5, 1997, the Court of Chancery issued a memorandum opinion and order, holding that plaintiff is entitled to the requested information regarding Unit holders. On December 15, 1997, defendants filed a Notice of Appeal to the Supreme Court of Delaware, and briefing on that appeal is currently in progress. The Court of Chancery has stayed enforcement of its December 5, 1997 memorandum opinion and order pending resolution of defendants' appeal.

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") had been in default due to insufficient deposits to the replacement reserve and the lender had alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a foreclosure action and a motion for summary judgment. Registrant replaced the Local General Partner and the management agent of the Ann Ell Local Partnership effective July 10, 1997 and advanced approximately $185,000 to cure defaults and sufficiently fund the replacement reserve and escrows. The foreclosure action has been voluntarily dismissed.

         Registrant is not aware of any other material legal proceedings.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None; see Items 1 and 5 regarding mortgage defaults of certain Local Partnerships.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

-------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                    PART II - OTHER INFORMATION- (continued)


Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the first mortgages of both Christian Street Associates Limited Partnership and 2000-2100 Christian Street Associates are in default due to the non payment of required principal and interest payments since December 1996. The Local General Partners have approached the lender and are currently in the process of negotiating a workout.

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


Dated: February 13, 1998           /s/  Richard Paul Richman
       -----------------                -------------------------
                                        Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner


Dated: February 13, 1998           /s/  Neal Ludeke
                                        Neal Ludeke
                                        Treasurer of the general partner
                                        of the General Partner
                                       (Principal Financial and Accounting
                                        Officer of Registrant)