Form 10-K
period 1998-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1998-06-30
CIK 842314

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549

                                                       FORM 10-K
                           (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1998

                                                           OR

                      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________

                                                         0-18405
                                                (Commission File Number)

                         American Tax Credit Properties II L.P.
         (Exact name of registrant as specified in its governing instruments)

                        Delaware                                   13-3495678
(State or other jurisdiction of organization)
(I.R.S. Employer Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                              06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (203) 869-0900
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:

           None                                                 None
(Title of each Class)               (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                        (Title of Class)

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

--------------------------------------------------------------------------------
                                                       PART I
--------------------------------------------------------------------------------

Item 1.  Business

Formation

American Tax Credit Properties II L.P. ("Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in fifty such Properties including one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

Richman Tax Credit Properties II L.P. (the "General Partner"), a Delaware limited partnership, was formed on October 26, 1988 to act as the general partner of Registrant. The general partner of the General Partner is Richman TaxCredits Inc. ("Richman Tax Credits"), a Delaware corporation which is wholly-owned by Richard Paul Richman. Richman Tax Credits is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on April 21, 1989 pursuant to the Securities Act of 1933 under Registration Statement No. 33-25337, and was declared effective on May 9, 1989. Reference is made to the prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 47 through 70 of the Prospectus is incorporated herein by reference.

On June 14, 1989, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 100,000 units of limited partnership interest ("Unit") at $1,000 per Unit. On June 28, 1989, July 31, 1989 and September 22, 1989, the closings for 13,533, 20,560 and 21,653
Units, respectively, took place, amounting to aggregate limited partners' capital contributions of $55,746,000.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act and Taxpayer Relief Act of 1997 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

--------------------------------------------------------------------------------
Item 2.  Properties
--------------------------------------------------------------------------------

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1997, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. (the "Santa Juanita Local Partnership"); the ownership percentages of Registrant and ATCP of the Santa Juanita Local Partnership are 64.36% and 34.64%, respectively. In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in certain Local Partnerships as follows:

                                                     Registrant  ATCP III
Batesville Family, L.P. ..........................       37.25%    61.75%
Bruce Housing Associates, L.P. ...................       37.25     61.75
Carrington Limited Dividend Housing
  Association Limited Partnership ................       33.05     65.95
Ivy Family, L.P. .................................       37.25     61.75
Lawrence Road Properties, Ltd. ...................       37.25     61.75
Mirador del Toa Limited Partnership ..............       39.94     59.06
Purvis Heights Properties, L.P. ..................       37.25     61.75
Queen Lane Investors .............................       50.50     48.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act whereby the United States Department of Housing and Urban Development ("HUD") has been given authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998 where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has additional programs which, in general, provide for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships have one or more Section 8 contracts, certain of which cover only certain rental units, which are scheduled to expire in 1998.

--------------------------------------------------------------------------------
Item 2.  Properties (continued)
--------------------------------------------------------------------------------

                                                           Mortgage
Name of Local Partnership ........                      loans payable
                                      Number                as of       Subsidy,
Name of apartment complex ........ of rental   Capital   December 31,   (see
Apartment complex location .......    units  contribution     1997    footnotes)
----------------------------------   ------   ----------   ----------   --------

1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas ..................       60   $  130,796   $  528,748       (1a)

2000-2100 Christian Street Associates
Christian Street Apartments II
Philadelphia, Pennsylvania .......       57    1,390,449    2,822,479     (1a&f)

Ann Ell Apartments Associates, Ltd.
Ann Ell Apartments
Miami Beach, Florida .............       54      790,162    2,350,410     (1a&c)

Auburn Hills Apartments Limited
Partnership
Auburn Hills Apartments
Cabot, Arkansas ..................       24      201,649      800,535       (1c)

Auburn Hills Townhouses Limited
Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan ................      250    3,206,110    6,517,826     (1a&g)

Batesville Family, L.P.
Westridge Apartments                                   2
Batesville, Mississippi ..........       48     160,741     1,443,783       (1c)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi ...........       60      197,808      860,934       (1c)

Bruce Housing Associates, L.P. ...
Bruce Family Apartments                                2
Bruce, Mississippi ...............       40     122,814     1,112,700     (1c&d)

Canton Partners, L.P. ............
Pecan Village
Canton, Mississippi ..............       48      380,199    1,449,534       (1c)

Carrington Limited Dividend Housing
Association Limited Partnership
Carrington Place                                       2
Farmington Hills, Michigan .......      100   1,058,976     3,464,852       (1e)

Christian Street Associates Limited
Partnership
Christian Street Apartments
Philadelphia, Pennsylvania .......       72    2,334,353    2,815,516   (1a,c&f)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey ..............      107    6,592,092    7,625,959       (1a)

Cleveland Square, Ltd. ...........
Cleveland Square Apartments
Cleveland, Texas .................       48      223,327      848,367       (1c)

--------------------------------------------------------------------------------
                                                           15
--------------------------------------------------------------------------------
Item 2.  Properties (continued)

                                                            Mortgage
Name of Local Partnership                              loans payable
                                   Number                  as of         Subsidy
Name of apartment complex        of rental    Capital     December 31,   (see
Apartment complex location         units    contribution      1997    footnotes)
--------------------------        ------    ----------     ---------- ----------

College Avenue Apartments Limited
Partnership
College Avenue Apartments
Natchitoches, Louisiana ..............   41  $  324,847  $  606,954      (1a)

Corrigan Square, Ltd. ................
Corrigan Square Apartments
Corrigan, Texas ......................   96     372,833   1,459,790      (1c)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas ...................   37     296,051   1,171,606      (1c)

Dermott Villas Limited Partnership
Dermott Villas
Dermott, Arkansas ....................   32     272,802   1,068,171      (1c)

Eagle View, Ltd. .....................
Eagle View Apartments
Clearfield, Kentucky .................   24     102,850     415,863      (1c)

Elm Hill Housing Limited Partnership
Elm Hill Housing
Boston, Massachusetts ................  142   5,712,391   6,945,821      (1a)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas .....................   24     188,838     753,953      (1c)

Forest Village Housing Partnership
Forest Village Apartments
Auburn, Washington ...................   89     465,588   1,550,458      (1b)

Harborside Housing Limited Partnership
Cal-View Apartments
East Chicago, Indiana ................  255   1,789,434   3,625,485  (1a,c&g)

Hill Com I Associates Limited
Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania .............   67     887,635   1,349,104    (1a&g)

Hill Com II Associates Limited
Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania .............   48     683,172   1,061,757    (1a&g)

Hughes Manor Limited Partnership
Hughes Manor
Hughes, Arkansas .....................   32     287,261   1,118,194      (1c)

Ivy Family, L.P. .....................
Ivy Apartments                                        2
Louisville, Mississippi ..............   32     90,878      801,919    (1c&d)

Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana                   312   3,147,863   7,985,174  (1a,c&g)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 2.  Properties (continued)

                                                       Mortgage
Name of Local Partnership ..                      loans payable
                                Number                    as of       Subsidy
Name of apartment complex .. of rental   Capital    December 31,      (see
Apartment complex location ...  units    contribution       1997     footnotes)
                               ---------   ---------  ----------  -------------

Lawrence Road Properties, Ltd. .........
Hillcrest Apartments                                     2
Newton, Mississippi ....................  24    $  83,013    $ 762,171    (1c&d)

Lexington Estates Ltd.,
A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi .................  24       176,225     711,055      (1c)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey ..................... 102     3,087,138   4,303,080    (1a&c)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi ......................  24       176,645     703,005      (1c)

Magee Elderly, L.P. ....................
Eastgate Manor
Magee, Mississippi .....................  24       150,952     592,809    (1c&d)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments                               2
Toa Alta, Puerto Rico ..................  48      186,717    1,891,902    (1c&d)

Nixa Heights Apartments, L.P.
Nixa Heights Apartments
Nixa, Missouri .........................  40       250,030   1,009,653      (1c)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan ...................... 525     3,443,762   2,994,864    (1a&g)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts .............  24       794,044     985,550      (1a)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi .............  24       152,268     601,762      (1c)

Powelton Gardens Associates
Powelton Gardens Apartments
West Philadelphia, Pennsylvania ........  25       782,958   1,025,667    (1a&f)

Purvis Heights Properties, L.P.
Pineview Apartments                                       2
Purvis, Mississippi ....................  40       128,419   1,153,999      (1c)

Queen Lane Investors
Queen's Row                                               2
Philadelphia, Pennsylvania .............  29       603,552   1,580,073    (1c&f)


--------------------------------------------------------------------------------
Item 2.  Properties (continued)
--------------------------------------------------------------------------------

                                                          Mortgage
Name of Local Partnership ....     Number              loans payable
                                                          as of         Subsidy,
Name of apartment complex ....  of rental    Capital    December 31,   (see
Apartment complex location ...     units    Contribution    1997      footnotes)
------------------------------  ----------  -----------  -----------  ----------

Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi ..........          24   $  165,582  $  640,657       (1c&d)

Santa Juanita Limited Dividend
Partnership L.P.
Santa Juanita Apartments                              2
Bayamon, Puerto Rico .........          45     584,117    1,508,243         (1a)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi ...........          24    211,823      816,364          (1d)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia ..          24    194,674      812,180          (1c)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi ..........          24    150,984      739,611          (1c)

The Pendleton (A Louisiana
Partnership in Commendam)
The Pendleton
Shreveport, Louisiana ........          36    444,321      651,771        (1a&c)

Trenton Heights Apartments, L P.
Trenton Heights Apartments
Trenton, Mississippi .........          40    100,434      441,960          (1c)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi ......          24    163,172      618,833          (1c)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas ........          40    288,216    1,218,140          (1c)

York Park Associates Limited Partnership
York Park Apartments
Dundalk, Maryland ............          80  2,146,200    3,971,885          (1a)
                                           ----------  ------------
                                          $45,877,165  $92,291,126
                                           ==========  ===========

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

--------------------------------------------------------------------------------
Item 2.  Properties (continued)
--------------------------------------------------------------------------------

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

              (g) At least one of the Local  Partnership's  Section 8 contracts, which cover certain rental units, is scheduled to expire in 1998.

          (2)    The capital contribution reflects Registrant's obligation only.

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

On July 16, 1997, Everest Properties, Inc. ("Everest") demanded certain information with respect to the holders of Units. Everest stated that the purpose of the demand was to assist Everest in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. On July 25, 1997, Registrant requested certain information from Everest in order to assess the appropriateness of the demand. On July 28, 1997, Everest filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County against the Registrant, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A one day trial was held on September 29, 1997. On December 5, 1997, the Court of Chancery issued a memorandum opinion and order, holding that the plaintiff is entitled to the requested information regarding Unit holders. On December 15, 1997, defendants filed a Notice of Appeal to the Supreme Court of Delaware, which appeal was heard and denied. Registrant has complied with the Court of Chancery's order.

The first mortgage of Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") had been in default due to insufficient deposits to the replacement reserve and the lender had alleged certain other incidents of default including, among other things, inadequate funding of real estate tax and insurance escrows and failure to procure certain minimum insurance coverage, resulting in the lender filing a Complaint to Foreclose Mortgage And For Other Relief and filing an Entry Of A Final Judgement Of Foreclosure in Circuit Court for Dade County, Florida on January 31, 1997. Registrant replaced the local general partner and the management agent of the Ann Ell Local Partnership effective July 10, 1997 and advanced approximately $185,000 to cure defaults and sufficiently fund the replacement reserve and escrows. The foreclosure action has been voluntarily dismissed.

Registrant is not aware of any other material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

--------------------------------------------------------------------------------
                                                        PART II
--------------------------------------------------------------------------------

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 20, 1998 was 3,440, holding 55,746 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May month-end client account statements and (2) on the prior March 31st for reporting on June through November month-end client account statements of the same year. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant's assets over its remaining life.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1998 and 1997.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset Federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1997 and 1996 and the cumulative Tax Credits allocated from inception through December 31, 1997 are as follows:

                                         Historic
                                      Rehabilitation                Low-income
                                       Tax Credits                 Tax Credits
   Tax year ended December 31, 1997  $     --                      $    144.49
   Tax year ended December 31, 1996        --                           144.49

   Cumulative  totals $ 6.56 $  1,158.33

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 Properties, herein), Registrant expects to generate total Tax Credits from investments in Local Partnerships of approximately $1,500 per Unit through December 31, 2001.

--------------------------------------------------------------------------------
Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                         Years Ended March 30,
                                       1998                1997            1996               1995               1994
                                    -------------  ---------------    --------------     --------------       ----------
Interest and other revenue       $       352,811   $      359,806    $      360,324     $      335,780     $      446,683
                                    =============   ==============    ==============     ==============     ==============

Equity in loss of investment
   in local partnerships            $ (2,806,299)    $ (5,180,297)     $ (3,514,333)      $ (3,914,008)    $ (4,323,884)
                                    =============     ============      ============       ============     ============

Net loss                            $ (3,189,990)    $ (5,506,972)    $  (3,837,432)      $ (4,266,419)    $ (4,620,850)
                                    =============     ============      ============       ============     ============

Net loss per unit of limited
   partnership interest             $    (56.65)    $      (97.80)    $     (68.15)      $      (75.77)    $     (82.06)
                                    ============    ==============     =============     ===============    ============

                                                           As of March 30,
                                      1998               1997              1996               1995               1994
                                  ------------      ------------      ------------       ------------       ------------
Total assets                      $ 20,162,596      $ 23,022,129      $ 28,509,605       $ 32,573,919       $ 36,497,595
                                  ============      ============      ============       ============       ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in three closings with aggregate limited partners' capital contributions of $55,746,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit under
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"); one Local Partnership owns a Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Any adjustments to the capital contributions made by Registrant to the Local Partnerships under the terms of the Local Partnerships' partnership agreements have resulted in an adjustment to Registrant's working capital reserve. Registrant has utilized Net Proceeds, after making any necessary adjustments, in acquiring an interest in fifty Local Partnerships.

As of March 30, 1998, Registrant has cash and cash equivalents and investments in bonds totaling $4,783,802 which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 1998, Registrant's investments in bonds represent corporate bonds of $3,186,166, U.S. Treasury bonds of $488,688 and U.S. government agency bonds of $595,412 with various maturity dates ranging from 1999 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 1998, Registrant received cash from interest revenue, maturity of a bond and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and providing capital to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $42,000 during the year ended March 30, 1998 (which included a net unrealized gain on investments in bonds of approximately $200,000, the amortization of net premium on investments in bonds of approximately $42,000 and the accretion of zero coupon bonds of approximately $41,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

--------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)
--------------------------------------------------------------------------------


During the year ended March 30, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1997 of $2,806,299 and cash distributions received from Local Partnerships of $192,939 (exclusive of distributions from Local Partnerships of $1,348 classified as other income), partially offset by an investment paid to a Local Partnership of $184,503. Payable to general partner in the accompanying balance sheet as of March 30, 1998 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under
Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 1998, 1997 and 1996 resulted in net losses of $3,189,990, $5,506,972 and $3,837,432, respectively. The decrease in net loss from 1997 to 1998 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $2,374,000, partially offset by an increase in professional fees of approximately $46,000. The decrease in equity in loss of investment in Local Partnerships is primarily the result of (i) a decrease in net loss of the Local Partnerships of approximately $8,373,000 resulting primarily from the recorded impairment for the year ended December 31, 1996 in connection with Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") and 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership") of $7,314,852, partially offset by (ii) a decrease in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $5,871,000 in accordance with the equity method of accounting. The increase in professional fees is primarily the result of costs incurred in connection with an outside party's desire to purchase Units. The increase in net loss from 1996 to 1997 is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $1,666,000, which is primarily the result of the adjustment to reduce the Christian Street Local Partnership and the 2000 Christian Street Local Partnership properties to their estimated fair value in accordance with applicable accounting practices and an increase in depreciation expense of two Local Partnerships associated with payments in connection with acquisition notes which were originally not recorded due to the uncertainty of ultimate repayment at the time the respective Properties were placed in service, partially offset by an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $5,960,000 in accordance with the equity method of accounting.

The Local Partnerships' net loss of approximately $3,570,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $5,272,000 and interest on non-mandatory debt of approximately $698,000, and does not include principal payments on permanent mortgages of approximately $1,031,000. The Local Partnerships' net loss of approximately $11,942,000 for the year ended December 31, 1996 includes depreciation and amortization expense of approximately $6,115,000, interest on non-mandatory debt of approximately $695,000 and a loss from impairment of long-lived assets of approximately $7,315,000, and does not include principal payments on permanent mortgages of approximately $1,045,000. The Local Partnerships' net loss of approximately $4,159,000 for the year ended December 31, 1995 includes depreciation and amortization expense of approximately $5,734,000 and interest on non-mandatory debt of approximately $690,000, and does not include principal payments on permanent mortgages of approximately $942,000. The results of operations of the Local Partnerships for the year ended December 31, 1997 are not necessarily indicative of results that may be expected in the future periods.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. Six Local Partnerships have one or more HAP Contracts, certain of which cover only certain rental units, which are scheduled to expire in 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreements of Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") and 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership") (collectively, the "Christian Street Local Partnerships"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, require the Local General Partners to advance funds to cover operating deficits up to $182,500 (through March 1996) and $130,000 (through December 1996), respectively, and to cause the management agent to defer property management fees in order to avoid a default under the respective mortgages. The properties have experienced ongoing operating deficits and as of December 31, 1997, the Local General Partners have advanced approximately $404,000 to the Christian Street Local Partnership and approximately $330,000 to the 2000 Christian Street Local Partnership. However, the Local General Partners, which have fulfilled their respective deficit guarantees, have informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. The Local General Partners have also informed Registrant that the Christian Street Local Partnerships are current under their respective first mortgage obligations as a result of the Local General Partners' funding of operating deficits. The Local General Partners have approached the lender and are attempting to restructure the loans; however the lender has indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. There can be no assurance that any such restructuring will be achieved. The Christian Street Local Partnership and the 2000 Christian Street Local Partnership incurred operating deficits for the year ended December 31, 1997 of approximately $140,000 and $99,000, respectively (exclusive of property management fees of approximately $19,000 and $16,000, respectively). The Christian Street Local Partnerships have allocated approximately 7.5 years of Low-income Tax Credits to Registrant through December 31, 1997. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant may incur substantial recapture of Low-income Tax Credits. Of Registrant's total annual Low-income Tax Credits, approximately 6% and 3% are allocated from the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, respectively, and are scheduled to expire in 2000.

Due to the continuing operating deficits and the uncertainty of future operating income of the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, the combined financial statements of the Local Partnerships as of and for the year ended December 31, 1996 include a loss from impairment of long-lived assets totaling $7,314,852, which represents an adjustment of the real property of the Christian Street Local Partnership and the 2000 Christian Street Local Partnership of $3,986,977 and $3,327,875, respectively, based on estimates of expected future cash flows. Registrant recorded additional equity in loss of investment in Local Partnerships during the year ended March 30, 1997 of $1,371,790 as a result of such impairment.

During the year ended December 31, 1997, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $13,000, resulting primarily from costs associated with tenant turnover and unscheduled maintenance. Payments on the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Forest Village Local Partnership.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)

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

Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") is a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability is approximately $300,000. The Littleton Local Partnership has appealed the result of the trial and has filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit. Although the Local General Partner expects the incident to be covered by insurance, it has agreed to indemnify the Littleton Local Partnership and has established an escrow of approximately $325,000 from development proceeds in the event the Littleton Local Partnership is unsuccessful in its appeal and its action against the construction period insurance companies.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Adoption of Accounting Standard

Registrant has adopted Statement of Financial  Accounting  Standard ("SFAS")
No. 128, "Earnings Per Share" and SFAS No.129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS
Nos. 128 and 129 has not materially impacted the Registrant's reported earnings, financial condition, cash flows or presentation of the financial statements.

Accounting Standard not yet Adopted

On March 31, 1998, Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on Registrant's financial position and results of operations.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 8.  Financial Statements and Supplementary Data


                         Table of Contents
                                                                          Page

Independent Auditors' Report................................................15

Balance Sheets as of March 30, 1998 and 1997................................16

Statements of Operations for the years ended March 30, 1998, 1997 and 1996..17

Statements of Changes in Partners' Equity (Deficit) for the years ended
     March 30, 1998, 1997 and 1996..........................................18

Statements of Cash Flows for the years ended March 30, 1998, 1997 and 1996..19

Notes to Financial Statements as of March 30, 1998, 1997 and 1996...........21




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                                              Independent Auditors' Report


To the Partners
American Tax Credit Properties II L.P.


         We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1998, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder and Silverman

Bethesda, Maryland
May 11, 1998

--------------------------------------------------------------------------------
                       AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                                                     BALANCE SHEETS
                                                MARCH 30, 1998 AND 1997



                                                                           Notes          1998                1997
                                                                           -----   ----------------      --------------
ASSETS

Cash and cash equivalents                                                   3,9     $      513,536       $      674,160
Investments in bonds available-for-sale                                     4,9          4,270,266            4,151,478
Investment in local partnerships                                            5,8         15,304,416           18,119,151
Interest receivable                                                          9              74,378               77,340
                                                                                   ----------------      --------------

                                                                                      $ 20,162,596         $ 23,022,129
                                                                                      ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                     8      $      639,905       $      561,847
   Payable to general partner                                               6,8            546,015              486,224
   Other                                                                                    55,600               62,600
                                                                                   ----------------    ----------------

                                                                                         1,241,520            1,110,671
                                                                                    --------------       --------------

Commitments and contingencies                                                8

Partners' equity (deficit)                                                  2,4

   General partner                                                                        (304,342)            (272,442)
   Limited partners (55,746 units of limited partnership interest
     outstanding)                                                                       19,147,253           22,305,343
   Unrealized gain (loss) on investments in bonds available-for-sale,                       78,165             (121,443)
                                                                                   ----------------      --------------
   net

                                                                                        18,921,076           21,911,458
                                                                                     -------------        -------------

                                                                                      $ 20,162,596         $ 23,022,129
                                                                                      ============         ============















                                           See Notes to Financial Statements.

--------------------------------------------------------------------------------
                      AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                                                STATEMENTS OF OPERATIONS
                                       YEARS ENDED MARCH 30, 1998, 1997 AND 1996

                                               Notes          1998                     1997                    1996
                                               -----   ------------------       ------------------      ---------------

REVENUE

Interest                                               $        351,463         $        359,806        $       360,143
Other income from local partnerships                              1,348                                             181
                                                       -------------------      -----------------       ---------------
TOTAL REVENUE                                                   352,811                  359,806                360,324
                                                       -----------------        -----------------       ---------------


EXPENSES

Administration fees                              8             299,307                  299,307                 299,307
Management fees                                 6,8            299,307                  299,307                 299,307
Professional fees                                              102,651                   57,140                  56,071
Printing, postage and other                                     35,237                   30,727                  28,738
                                                       -------------------      -----------------       ----------------

TOTAL EXPENSES                                                 736,502                  686,481                 683,423
                                                       ------------------       ----------------        -----------------

Loss from operations                                          (383,691)                (326,675)               (323,099)

Equity in loss of investment in local
   partnerships                                  5           (2,806,299)             (5,180,297)             (3,514,333)
                                                       ----------------         ----------------        ----------------

NET LOSS                                               $    (3,189,990)         $    (5,506,972)        $    (3,837,432)
                                                       ===============          ===============         ===============


NET LOSS ATTRIBUTABLE TO                         2

   General partner                                     $       (31,900)         $       (55,070)        $      (38,374)
   Limited partners                                         (3,158,090)              (5,451,902)            (3,799,058)
                                                       ----------------         ----------------        ---------------

                                                       $    (3,189,990)         $    (5,506,972)        $   (3,837,432)
                                                       ===============          ===============         ===============


NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                               $        (56.65)         $        (97.80)        $        (68.15)
                                                       ================         ================        ================












                                           See Notes to Financial Statements.

--------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                   YEARS ENDED MARCH 30, 1998, 1997 AND 1996

                                                                                             Unrealized Gain
                                                                                                (Loss) on
                                                                                             Investments in
                                                                                                  Bonds
                                                 General Partner      Limited Partners        Available-
                                                                                              For-Sale                   Total
                                                                                                 Net
Partners' equity (deficit), March 30, 1995     $       (178,998)       $   31,556,303      $        (92,946)      $ 31,284,359

Net loss                                                (38,374)           (3,799,058)                              (3,837,432)

Unrealized gain on investments in bonds
   available-for-sale, net                                                                           85,694             85,694
                                               ------------------------------------------- ----------------     ---------------

Partners' equity (deficit), March 30, 1996            (217,372)            27,757,245               (7,252)         27,532,621

Net loss                                               (55,070)           (5,451,902)                              (5,506,972)

Unrealized loss on investments in bonds
   available-for-sale, net                                                                        (114,191)           (114,191)
                                               ------------------------------------------- ---------------      --------------

Partners' equity (deficit), March 30, 1997            (272,442)            22,305,343             (121,443)         21,911,458

Net loss                                               (31,900)            (3,158,090)                              (3,189,990)

Unrealized gain on investments in bonds
   available-for-sale, net                                                                         199,608             199,608
                                               ------------------------------------------- ---------------      --------------

Partners' equity (deficit), March 30, 1998     $        (304,342)       $  19,147,253      $        78,165        $ 18,921,076
                                               =================        =============      ===============        ============























                                           See Notes to Financial Statements.

--------------------------------------------------------------------------------
                      AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 30, 1998, 1997 AND 1996

                                                                                1998               1997                1996
                                                                          ----------------   ----------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                          $    356,833        $    370,043       $    395,194
Cash used for local partnerships for deferred expenses                           (7,000)             (7,000)            (7,000)
Cash paid for
   administration fees                                                         (239,513)           (239,513)          (239,508)
   management fees                                                             (239,516)           (239,523)          (241,894)
   professional fees                                                            (76,622)            (51,890)           (53,571)
   printing, postage and other expenses                                         (43,001)            (14,868)           (25,467)
   interest on an outstanding capital contribution                                                                     (83,100)
                                                                         --------------------------------------  -------------

Net cash used in operating activities                                          (248,819)           (182,751)          (255,346)
                                                                           ------------        ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                     194,287             117,999            187,014
Maturity/redemption of bonds                                                    130,000             200,000
Investment in local partnerships                                               (184,503)                              (360,000)
Transfer from restricted cash                                                                                          428,559
Investments in bonds (includes $1,089 of accrued interest in 1998)              (51,589)                            (1.002,661)
                                                                           ------------     -------------------   ------------

Net cash provided by (used in) investing activities                               88,195            317,999           (747,088)
                                                                         ---------------      -------------       ------------

Net increase (decrease) in cash and cash equivalents                           (160,624)            135,248         (1,002,434)

Cash and cash equivalents at beginning of year                                  674,160             538,912          1,541,346
                                                                         --------------       -------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     513,536       $     674,160      $     538,912
                                                                          =============       =============      =============


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net    $     199,608        $   (114,191)    $       85,694
                                                                          =============        ============     ==============

------------------------------------------------------------------------ ------------------ ------------------- ------------------
See reconciliation of net loss to net cash used in operating activities on page 20.













                                           See Notes to Financial Statements.

--------------------------------------------------------------------------------
                    AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                    STATEMENTS OF CASH FLOWS - (Continued)
                  YEARS ENDED MARCH 30, 1998, 1997 AND 1996


                                                                       1998               1997               1996
                                                                ------------------ ------------------ -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES

Net loss                                                         $ (3,189,990)      $ (5,506,972)       $ (3,837,432)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships               2,806,299          5,180,297           3,514,333
   Distributions from local partnerships classified as other
     income                                                            (1,348)                                  (181)
   Amortization of net premium on investments in bonds                 41,917             50,524              69,667
   Accretion of zero coupon bonds                                     (40,597)           (39,095)            (39,095)
   Decrease (increase) in interest receivable                           4,051             (1,192)            (10,062)
   Increase in payable to general partner                              59,791             59,784              57,413
   Increase in accounts payable and accrued expenses                   78,058             80,903              65,570
   Decrease in other liabilities                                       (7,000)            (7,000)             (7,000)
   Decrease in interest payable                                                                              (68,559)
                                                               -------------------------------------- --------------

NET CASH USED IN OPERATING ACTIVITIES                            $   (248,819)      $   (182,751)       $   (255,346)
                                                                 ============       ============        ============





























                                           See Notes to Financial Statements.

--------------------------------------------------------------------------------
                    AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       MARCH 30, 1998, 1997 AND 1996


1.     Organization, Purpose and Summary of Significant Accounting Policies

       American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 28, 1989. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Property which also qualifies for the historic rehabilitation tax credit in accordance with
       Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the general partner of the Partnership.

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

       The Partnership accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from Local Partnerships.

       The Partnership regularly assesses its investments in Local Partnerships for the existence of impairment. If an investment in a Local Partnership is considered to be permanently impaired, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in Local Partnerships.

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

       Adoption of Accounting Standard

       The Partnership has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS
       No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS Nos. 128 and 129 has not materially impacted the Partnership's reported earnings, financial condition, cash flows or presentation of the financial statements.

       Accounting Standard not yet Adopted

       On March 31, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses,

--------------------------------------------------------------------------------
                      AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                           MARCH 30, 1998, 1997 AND 1996


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

       gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on the Partnership's financial position and results of operations.

       Cash and Cash Equivalents

       For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

       Investments in Bonds Available-For-Sale

       Investments in bonds classified as available-for-sale represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of partners' equity (deficit).

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

       Interest on Capital Contributions Payable to Local Partnerships

       Pursuant to agreements with certain Local Partnerships, interest was accrued on certain installments of capital contributions. Such amounts were recorded as a liability and an offset to interest revenue.

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

2.     Capital Contributions

       On June 14, 1989, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On June 28, 1989, July 31, 1989 and September 22, 1989, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership in three closings. At these closings, subscriptions for a total of 55,746 Units representing $55,746,000 in limited partners' capital contributions were accepted. In connection with the offering of Units, the Partnership incurred organization and offering costs of $6,534,064, of which $75,000 was capitalized as organization costs and $6,459,064 was charged to the limited partners' equity as syndication costs. The Partnership received a capital contribution of $100 from the General Partner.

       Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.

--------------------------------------------------------------------------------
                    AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1998, 1997 AND 1996

3.     Cash and Cash Equivalents

       As of March 30, 1998, the Partnership has $513,536 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

4.     Investments in Bonds Available-For-Sale

       The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances which may arise in connection with the Local Partnerships. Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

       As of March 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                           Gross               Gross         Estimated
                                                        Amortized        unrealized         unrealized         fair
                                                          cost             gains              losses           value

          Description and maturity

          Corporate debt securities
             Within one year                           $   202,580      $      4,534     $         --          $   207,114
             After one year through five years             999,290            32,660                --           1,031,950
             After five years through ten years          1,719,550            38,362            (10,124)         1,747,788
             After ten years                               202,667                --             (3,353)           199,314
                                                      ------------     -----------------  -------------      -------------

                                                         3,124,087            75,556            (13,477)         3,186,166
                                                       -----------     --------------      ------------       ------------

          U.S. Treasury debt securities
            After ten years                                483,036             5,652                --             488,688
                                                      ------------     ----------------  -----------------   -------------

          U.S. government and agency securities
            After five years through ten years             584,978            10,434                --             595,412
                                                      ------------     --------------    -----------------   -------------

                                                       $ 4,192,101      $     91,642        $   (13,477)       $ 4,270,266
                                                       ===========      ============-       ===========        ===========

       As of March 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                           Gross               Gross            Estimated
                                                        Amortized        unrealized         unrealized            fair
                                                          cost              gains             losses             value

          Description and maturity

          Corporate debt securities
             Within one year                           $   130,001     $         915     $         --         $    130,916
             After one year through five years             748,260            15,402             (6,457)           757,205
             After five years through ten years          2,079,161            10,635            (98,034)         1,991,762
             After ten years                               253,300                --            (20,571)           232,729
                                                      ------------     -------------        ------------      -------------

                                                         3,210,722            26,952           (125,062)         3,112,612
                                                       -----------     -------------        -----------       ------------

          U.S. Treasury debt securities
            After ten years                                442,441                --            (39,596)           402,845
                                                     -------------     -------------        ------------      -------------

          U.S. government and agency securities
            After five years through ten years             619,758            16,263                  --           636,021
                                                     -------------     --------------       ------------     -------------

                                                       $ 4,272,921      $     43,215        $  (164,658)       $ 4,151,478
                                                       ===========      =============       ============       ===========

--------------------------------------------------------------------------------
                    AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                         MARCH 30, 1998, 1997 AND 1996

5.     Investment in Local Partnerships

       As of March 30, 1998, the Partnership owns a limited partnership interest in the following Local Partnerships:


      1    1989 Westview Arms Limited Partnership;
      2 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership");
      3    Ann Ell Apartments Associates, Ltd.*;
      4    Auburn Hills Apartments Limited Partnership;
      5    Auburn Hills Townhouses Limited Partnership;
      6    Batesville Family, L.P.;
      7    Browning Road Phase I, L.P.;
      8    Bruce Housing Associates, L.P.;
      9    Canton Partners, L.P.;
     10    Carrington Limited Dividend Housing Association Limited Partnership;
     11 Christian Street Associates Limited Partnership (the "Christian Street Local Partnership");
     12    Cityside Apartments, Phase II, L.P.*;
     13    Cleveland Square, Ltd.;
     14    College Avenue Apartments Limited Partnership;
     15    Corrigan Square, Ltd.;
     16    De Queen Villas Limited Partnership;
     17    Dermott Villas Limited Partnership;
     18    Eagle View, Ltd.;
     19    Elm Hill Housing Limited Partnership;
     20    Eudora Manor Limited Partnership;
     21 Forest Village Housing Partnership (the "Forest Village Local Partnership")*;
     22    Harborside Housing Limited Partnership;
     23    Hill Com I Associates Limited Partnership;
     24    Hill Com II Associates Limited Partnership;
     25    Hughes Manor Limited Partnership;
     26    Ivy Family, L.P.;
     27    Lakeside Housing Limited Partnership;
     28    Lawrence Road Properties, Ltd.;
     29    Lexington Estates Ltd., A Mississippi Limited Partnership;
     30    Littleton Avenue Community Village, L.P.;
     31    Lula Courts Ltd., L.P.;
     32    Magee Elderly, L.P.;
     33    Mirador del Toa Limited Partnership;
     34    Nixa Heights Apartments, L.P.;
     35    North Hills Farms Limited Partnership;
     36    Patton Place Limited Partnership;
     37    Plantersville Family, L.P.;
     38    Powelton Gardens Associates;
     39    Purvis Heights Properties, L.P.;
     40    Queen Lane Investors;
     41    Renova Properties, L.P.;
     42 Santa Juanita Limited Dividend Partnership L.P. (the "Santa Juanita Local Partnership");
     43    Simpson County Family, L.P.;
     44    Summers Village Limited Partnership;
     45    Tchula Courts Apartments, L.P.;
     46    The Pendleton (A Louisiana Partnership in Commendam);
     47    Trenton Heights Apartments, L.P.;
     48    Twin Pine Family, L.P.;
     49    Village Creek Limited Partnership; and
     50    York Park Associates Limited Partnership*.

     * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

--------------------------------------------------------------------------------
                    AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                       MARCH 30, 1998, 1997 AND 1996


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

                                                      The
                                                  Partnership         ATCP III
Batesville Family, L.P. ........................     37.25%           61.75%
Bruce Housing Associates, L.P. .................     37.25            61.75
Carrington Limited Dividend Housing
   Association Limited Partnership .............     33.05            65.95
Ivy Family, L.P. ...............................     37.25            61.75
Lawrence Road Properties, Ltd. .................     37.25            61.75
Mirador del Toa Limited Partnership ............     39.94            59.06
Purvis Heights Properties, L.P. ................     37.25            61.75
Queen Lane Investors ...........................     50.50            48.50

       The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership made capital contributions in the aggregate amount of $45,877,165. As of December 31, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $92,291,000 and accrued interest payable on such loans totaling approximately $4,604,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

       Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see
       Note 1). The amount of such excess losses applied to other partners' capital was $430,912, $6,301,666 and $341,567 for the years ended December 31, 1997, 1996 and 1995, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

       The combined balance sheets of the Local Partnerships as of December 31, 1997 and 1996 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1997, 1996 and 1995 are reflected on pages 26 and 27, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   AMERICAN TAX CREDIT PROPERTIES II L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                       MARCH 30, 1998, 1997 AND 1996


5.     Investment in Local Partnerships (continued)

       The combined balance sheets of the Local Partnerships as of December 31, 1997 and 1996 are as follows:

                                                                     1997         1996
                                                             ---------------    -------------
ASSETS

Cash and other investments .......................           $  4,208,629       $  4,338,030
Rents receivable .................................                334,976            331,265
Escrow deposits and reserves .....................              5,438,953          5,141,484
Land .............................................              4,180,673          4,180,673
Buildings and improvements (net of accumulated
    depreciation of $42,156,402 and $37,016,338) .             97,712,120        102,236,052
Intangible assets (net of accumulated amortization
    of $962,322 and $992,006) ....................              1,718,369          1,848,817
Other ............................................              1,082,118            993,891
                                                             ----------------   ------------

                                                             $114,675,838       $119,070,212
                                                             ================   ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

    Accounts payable and accrued expenses ........           $  1,386,630       $  1,520,643
    Due to related parties .......................              4,763,846          4,650,126
    Mortgage loans ...............................             92,291,126         93,336,971
    Notes payable ................................              2,599,572          2,804,927
    Accrued interest .............................              4,603,549          3,948,452
    Other ........................................                630,192            628,190
                                                             ---------------    ------------

                                                              106,274,915        106,889,309
                                                             ---------------    ------------

Partners' equity (deficit)

    American Tax Credit Properties II L.P. .......
       Capital contributions, net of distributions             45,045,349         45,115,322
       Cumulative loss ...........................            (29,711,073)        (26,904,774)
                                                             ---------------    -------------

                                                               15,334,276         18,210,548
                                                             ---------------    -------------

    General partners and other limited partners, including
       ATCP and ATCP III
         Capital contributions, net of distributions            3,363,369          3,503,853
         Cumulative loss .........................            (10,296,722)         (9,533,498)
                                                             ---------------    -------------

                                                               (6,933,353)         (6,029,645)
                                                             ---------------    -------------

                                                                8,400,923         12,180,903
                                                             ---------------    ------------

                                                             $114,675,838       $119,070,212
                                                             ===============    ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   AMERICAN TAX CREDIT PROPERTIES II L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                      MARCH 30, 1998, 1997 AND 1996


5.     Investment in Local Partnerships (continued)

       The combined statements of operations of the Local Partnerships for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                             1997                     1996                    1995
                                                                      -------------------      -------------------     ------------
        REVENUE

        Rental                                                       $   20,068,350           $   19,816,507          $   19,516,587
        Interest and other                                                  647,155                  774,491                 646,027
                                                                      -------------------      -------------------     -------------
        TOTAL REVENUE                                                    20,715,505               20,590,998              20,162,614
                                                                      -------------------      -------------------     -------------


        EXPENSES

        Administrative                                                    3,326,215                3,061,254               3,098,156
        Utilities                                                         2,601,460                2,572,103               2,413,637
        Operating, maintenance and other                                  4,180,233                4,511,247               4,026,163
        Taxes and insurance                                               2,354,860                2,335,380               2,272,595
        Interest (including amortization of
            $130,448, $93,966 and $165,690)                               6,680,294                6,717,508               6,943,019
        Depreciation                                                      5,141,966                6,020,910               5,568,319
        Loss from impairment of long-lived assets                                                  7,314,852
                                                                       ------------------       ----------------      --------------

        TOTAL EXPENSES                                                   24,285,028               32,533,254              24,321,889
                                                                       ------------------       ----------------      --------------

        NET LOSS                                                    $    (3,569,523)         $   (11,942,256)        $   (4,159,275)
                                                                       ==================       ================       ============


        NET LOSS ATTRIBUTABLE TO

            American Tax Credit Properties II L.P.                   $   (2,806,299)          $   (5,180,297)        $   (3,514,333)
        General partners and other limited partners,
        including ATCP & ATCP III, which  includes
        specially allocated  items  of  revenue  to
        certain general  partners  of $22,425,  $38,171
        and  $139,376,  and  $430,912, $6,301,666
        and $341,567 of American Tax Credit Properties
        II L.P. loss in excess of investment
                                                                          (763,224)              (6,761,959)               (644,942)
                                                                      ---------------          -----------------         -----------
                                                                     $  (3,569,523)          $  (11,942,256)          $  (4,159,275)
                                                                      ===============           ==============           ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        AMERICAN TAX CREDIT PROPERTIES II L.P.
                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

5.     Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 1998 is as follows:

                                                                                                                 Cash
                                                                                                Cash        distributions
                                             Investment                   Partnership's     distributions    classified   Investment
                                              in Local     Investment       equity in         received         as other     in Local
                                            Partnership    during the     income (loss)      during the        income    Partnership
                                             balance as    year ended      for the year      year ended       during the  balance as
                                              of March      March 30,         ended           March 30,       year ended    of March
Name of Local Partnership                     30, 1997        1998         December 31,          1998          March 30,    30, 1998
                                                                               1997                              1998
------------------------------------------- ------------- -------------- ----------------- ---------------- -------------- --------
1989 Westview Arms Limited Partnership      $  54,461  $     --         $    9,591         $ --               $  --        $  64,052
2000-2100 Christian Street Associates          --            --             --     (2)       --                  --           --
Ann Ell Apartments Associates, Ltd.            --            184,503     (184,503) (1)       --                  --           --
Auburn Hills Apartments Limited                52,531        --           (32,082)           --                  --           20,449
    Partnership
Auburn Hills Townhouses Limited             1,068,341        --          (207,929)            (5,000)            --          855,412
    Partnership
Batesville Family, L.P.                         8,218        --            (8,218) (1)       --                  --           --
Browning Road Phase I, L.P.                    34,129        --           (24,728)            (1,200)            --            8,201
Bruce Housing Associates, L.P.                 59,372        --            (9,669)           --                  --           49,703
Canton Partners, L.P.                          57,096        --           (42,052)            (3,580)            --           11,464
Carrington Limited Dividend Housing
    Association Limited Partnership           533,540        --           (57,720)           --                  --          475,820
Christian Street Associates Limited            --            --             --      (2)      --                  --           --
    Partnership
Cityside Apartments, Phase II, L.P.         2,962,238        --          (543,744)            (2,500)            --        2,415,994
Cleveland Square, Ltd.                         38,183        --           (34,978)              (600)            --            2,605
College Avenue Apartments Limited              69,196        --           (35,336)              (820)            --           33,040
    Partnership
Corrigan Square, Ltd.                         101,955        --           (61,179)            (1,200)            --           39,576
De Queen Villas Limited Partnership            --            --             --      (2)       --                 --           --
Dermott Villas Limited Partnership            104,833        --           (28,996)            --                 --           75,837
Eagle View, Ltd.                               27,807        --            (9,818)            --                 --           17,989
Elm Hill Housing Limited Partnership        3,066,618        --          (420,028)            --                 --        2,646,590
Eudora Manor Limited Partnership               48,431        --           (17,849)            --                 --           30,582
Forest Village Housing Partnership               --          --             --      (2)       --                 --           --
Harborside Housing Limited Partnership      1,481,827        --           100,823            (13,527)            --        1,569,123
Hill Com I Associates Limited Partnership     813,579        --            (8,372)           (12,072)            --          793,135
Hill Com II Associates Limited Partnership    562,428        --           (25,201)            (2,500)            --          534,727
Hughes Manor Limited Partnership              109,065        --           (32,733)            --                 --           76,332
Ivy Family, L.P.                               42,428        --           (10,317)            --                 --           32,111
Lakeside Housing Limited Partnership        1,229,071        --          (262,690)          (133,441)            --          832,940
Lawrence Road Properties, Ltd.                  7,732        --            (7,732) (1)       --                  --           --
Lexington Estates Ltd.                           --          --            --      (2)         (480)              480         --
Littleton Avenue Community Village, L.P.      684,961        --          (390,581)           (2,500)             --          291,880
Lula Courts Ltd., L.P.                          5,947        --            (5,467) (1)         (480)             --           --
Magee Elderly, L.P.                            35,993        --            (7,153)           --                  --           28,840
Mirador del Toa Limited Partnership              --          --            --      (2)         (388)              388         --
Nixa Heights Apartments, L.P.                  36,326        --            (7,360)           --                  --           28,966
North Hills Farms Limited Partnership       2,482,774        --           138,659            (5,000)             --        2,616,433
Patton Place Limited Partnership              465,226        --           (26,999)           --                  --          438,227
Plantersville Family, L.P.                     42,356        --           (16,625)           --                  --           25,731
Powelton Gardens Associates                   383,695        --           (49,750)           --                  --          333,945
Purvis Heights Properties, L.P.                50,520        --           (13,834)           --                  --           36,686
Queen Lane Investors                          262,002        --           (61,032)           (3,781)             --          197,189
Renova Properties, L.P.                        20,606        --           (17,763)           --                  --            2,843
Santa Juanita Limited Dividend                241,870        --           (26,665)           --                  --          215,205
    Partnership L.P.
Simpson County Family, L.P.                      --          --             --      (2)      --                  --           --
Summers Village Limited Partnership            52,538        --           (19,182)           --                  --           33,356
Tchula Courts Apartments, L.P.                   --          --             --      (2)       (480)               480         --
The Pendleton                                 183,135        --           (27,501)            (720)              --          154,914
Trenton Heights Apartments, L.P.               14,824        --            (9,734)           --                  --            5,090
Twin Pine Family, L.P.                         57,622        --           (16,442)           --                  --           41,180
Village Creek Limited Partnership             139,379        --           (45,764)          (1,518)              --           92,097
York Park Associates Limited Partnership      426,298        --          (247,646)          (2,500)              --          176,152
                                            ------------- -----------    -----------       -----------   ------------   ------------
                                          $18,119,151   $   184,503    $(2,806,299)      $ (194,287)   $      1,348   $ 15,304,416
                                            ===========   ===========    ===========       ==========    ============   ============

     (1) The  Partnership's   equity  in  loss  of  an  investment  in  a  Local
         Partnership is limited to the remaining investment balance.
     (2) Additional equity in  loss of investment is not allocated to the
         Partnership until equity in income is earned.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

5.     Investment in Local Partnerships (continued)

       Investment activity with respect to each Local Partnership for the year ended March 30, 1997 is as follows:

                                                    Investment in                                Cash
                                                        Local           Partnership's       distributions      Investment in
                                                     Partnership       equity in income        received            Local
                                                    balance as of    (loss) for the year   during the year      Partnership
                                                      March 30,             ended               ended          balance as of
        Name of Local Partnership                       1996             December 31,         March 30,          March 30,
                                                                             1996                1997              1997
        ----------------------------------------- ------------------ --------------------- ----------------- ------------------
        1989 Westview Arms Limited Partnership    $      61,055     $     (6,594)      $         --      $          54,461
        2000-2100 Christian Street Associates           423,066         (423,066)  (1)           --                 --
        Ann Ell Apartments Associates, Ltd.              --                --      (2)           --                 --
        Auburn Hills Apartments Limited                  75,563          (23,032)                --                 52,531
            Partnership
        Auburn Hills Townhouses Limited               1,424,845         (354,004)                (2,500)         1,068,341
            Partnership
        Batesville Family, L.P.                          28,529          (20,311)                --                  8,218
        Browning Road Phase I, L.P.                      57,453          (23,324)                --                 34,129
        Bruce Housing Associates, L.P.                   73,339          (13,967)                --                 59,372
        Canton Partners, L.P.                            90,063          (31,177)                (1,790)            57,096
        Carrington Limited Dividend Housing
            Association Limited Partnership             616,836          (83,296)                --                533,540
        Christian Street Associates Limited           1,301,190       (1,301,190)  (1)           --                 --
            Partnership
        Cityside Apartments, Phase II, L.P.           3,445,971         (478,733)                (5,000)         2,962,238
        Cleveland Square, Ltd.                           63,799          (25,616)                --                 38,183
        College Avenue Apartments Limited               111,975          (41,959)                  (820)            69,196
            Partnership
        Corrigan Square, Ltd.                           139,780          (37,825)                --                101,955
        De Queen Villas Limited Partnership              30,661          (30,661)  (1)           --                 --
        Dermott Villas Limited Partnership              138,098          (33,265)                --                104,833
        Eagle View, Ltd.                                 32,801           (4,994)                --                 27,807
        Elm Hill Housing Limited Partnership          3,438,461         (366,843)                (5,000)         3,066,618
        Eudora Manor Limited Partnership                 69,579          (21,148)                --                 48,431
        Forest Village Housing Partnership               --                --      (2)           --                   --
        Harborside Housing Limited Partnership        1,450,111            34,096                (2,380)         1,481,827
        Hill Com I Associates Limited                   867,814             1,351               (55,586)           813,579
            Partnership
        Hill Com II Associates Limited                  604,883          (13,147)               (29,308)           562,428
            Partnership
        Hughes Manor Limited Partnership                138,546          (29,481)                --                109,065
        Ivy Family, L.P.                                 52,330           (9,902)                --                 42,428
        Lakeside Housing Limited Partnership          1,560,517         (331,446)                --              1,229,071
        Lawrence Road Properties, Ltd.                   12,734           (5,002)                --                  7,732
        Lexington Estates Ltd.                           12,536          (12,536)  (1)           --                   --
        Littleton Avenue Community Village, L.P.      1,088,264         (403,303)                --                684,961
        Lula Courts Ltd., L.P.                           27,975          (22,028)                --                  5,947
        Magee Elderly, L.P.                              55,544          (18,820)                  (731)            35,993
        Mirador del Toa Limited Partnership              --                --      (2)           --                   --
        Nixa Heights Apartments, L.P.                    79,198          (42,872)                --                 36,326
        North Hills Farms Limited Partnership         2,936,302         (451,028)                (2,500)         2,482,774
        Patton Place Limited Partnership                515,576          (50,350)                --                465,226
        Plantersville Family, L.P.                       56,290          (13,934)                --                 42,356
        Powelton Gardens Associates                     426,749          (43,054)                --                383,695
        Purvis Heights Properties, L.P.                  54,023           (3,503)                --                 50,520
        Queen Lane Investors                            323,757          (55,874)                (5,881)           262,002
        Renova Properties, L.P.                          38,278          (17,672)                --                 20,606
        Santa Juanita Limited Dividend                  286,739          (44,869)                --                241,870
            Partnership L.P.
        Simpson County Family, L.P.                       1,848           (1,848)  (1)           --                   --
        Summers Village Limited Partnership              76,280          (23,742)                --                 52,538
        Tchula Courts Apartments, L.P.                   --                --      (2)           --                   --
        The Pendleton                                   217,353          (34,218)                --                183,135
        Trenton Heights Apartments, L.P.                 29,275          (14,451)                --                 14,824
        Twin Pine Family, L.P.                           77,279          (19,657)                --                 57,622
        Village Creek Limited Partnership               159,435          (18,553)                (1,503)           139,379
        York Park Associates Limited Partnership        644,747         (213,449)                (5,000)           426,298
                                                  ---------------    --------------        -------------     ---------------
                                                   $ 23,417,447      $(5,180,297)          $   (117,999)      $ 18,119,151
                                                   ============      ============           ===========       ============

       (1)  The  Partnership's  equity  in  loss  of an  investment  in a  Local
       Partnership  is  limited  to  the  remaining   investment  balance.   (2)
       Additional  equity  in  loss  of  investment  is  not  allocated  to  the
       Partnership until equity in income is earned.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1997 is as follows:

                                                                   Mortgage                       Buildings and      Accumulated
      Name of Local Partnership                                 loans payable        Land          improvements     depreciation
      --------------------------------------------------------- --------------- ---------------- ----------------- ----------------
      1989 Westview Arms Limited Partnership                    $    528,748   $     20,275     $      736,245     $  (173,819)
      2000-2100 Christian Street Associates                        2,822,479         --                 --               --
      Ann Ell Apartments Associates, Ltd.                          2,350,410        199,645          2,838,576        (759,764)
      Auburn Hills Apartments Limited Partnership                    800,535         48,245          1,009,662        (220,118)
      Auburn Hills Townhouses Limited Partnership                  6,517,826        225,000         10,246,589      (3,809,452)
      Batesville Family, L.P.                                      1,443,783         52,000          1,806,202        (474,324)
      Browning Road Phase I, L.P.                                    860,934         43,000            999,617        (313,209)
      Bruce Housing Associates, L.P.                               1,112,700         16,000          1,418,598        (408,466)
      Canton Partners, L.P.                                        1,449,534         35,000          1,812,723        (517,312)
      Carrington Limited Dividend Housing
          Association Limited Partnership                          3,464,852        200,000          6,364,620      (1,803,962)
      Christian Street Associates Limited Partnership              2,815,516         --                    721           --
      Cityside Apartments, Phase II, L.P.                          7,625,959         87,997         14,242,965      (4,032,450)
      Cleveland Square, Ltd.                                         848,367         20,000          1,133,387        (334,100)
      College Avenue Apartments Limited Partnership                  606,954         24,600            997,538        (272,099)
      Corrigan Square, Ltd.                                        1,459,790         63,358          1,862,552        (539,523)
      De Queen Villas Limited Partnership                          1,171,606         37,000          1,453,688        (343,283)
      Dermott Villas Limited Partnership                           1,068,171         15,000          1,348,882        (285,762)
      Eagle View, Ltd.                                               415,863         35,000            496,686        (111,042)
      Elm Hill Housing Limited Partnership                         6,945,821        119,200         12,345,131      (3,746,810)
      Eudora Manor Limited Partnership                               753,953         16,000            936,661        (202,179)
      Forest Village Housing Partnership                           1,550,458        250,000          2,273,454        (652,784)
      Harborside Housing Limited Partnership                       3,625,485         39,400          6,583,302      (1,760,511)
      Hill Com I Associates Limited Partnership                    1,349,104        143,404          2,745,006        (762,289)
      Hill Com II Associates Limited Partnership                   1,061,757        112,110          2,105,354        (594,312)
      Hughes Manor Limited Partnership                             1,118,194         16,007          1,422,747        (302,779)
      Ivy Family, L.P.                                               801,919         11,000          1,035,459        (304,284)
      Lakeside Housing Limited Partnership                         7,985,174         50,000         11,882,506      (3,420,710)
      Lawrence Road Properties, Ltd.                                 762,171         50,000            928,273        (238,923)
      Lexington Estates Ltd.                                         711,055         30,750            867,869        (289,959)
      Littleton Avenue Community Village, L.P.                     4,303,080        512,331          6,944,418      (1,858,439)
      Lula Courts Ltd., L.P.                                         703,005         19,600            878,231        (282,252)
      Magee Elderly, L.P.                                            592,809         30,000            714,094        (196,603)
      Mirador del Toa Limited Partnership                          1,891,902        105,000          2,327,341        (682,219)
      Nixa Heights Apartments, L.P.                                1,009,653         31,500          1,278,193        (350,728)
      North Hills Farms Limited Partnership                        2,994,864        525,000         11,487,928      (5,272,264)
      Patton Place Limited Partnership                               985,550         56,015          1,764,078        (352,694)
      Plantersville Family, L.P.                                     601,762         12,000            751,194        (231,181)
      Powelton Gardens Associates                                  1,025,667         29,207          1,934,005        (534,459)
      Purvis Heights Properties, L.P.                              1,153,999         47,000          1,443,465        (367,819)
      Queen Lane Investors                                         1,580,073         60,301          2,735,277        (670,274)
      Renova Properties, L.P.                                        640,657         22,700            791,905        (246,924)
      Santa Juanita Limited Dividend Partnership L.P.              1,508,243        228,718          2,321,226        (688,156)
      Simpson County Family, L.P.                                    816,364         24,700          1,010,582        (289,077)
      Summers Village Limited Partnership                            812,180         71,000            942,632        (208,116)
      Tchula Courts Apartments, L.P.                                 739,611         10,000            911,318        (408,110)
      The Pendleton                                                  651,771         40,000          1,269,163        (397,398)
      Trenton Heights Apartments, L.P.                               441,960         29,200            563,381        (176,251)
      Twin Pine Family, L.P.                                         618,833          7,000            782,816        (231,553)
      Village Creek Limited Partnership                            1,218,140         37,950          1,465,634        (342,411)
      York Park Associates Limited Partnership                     3,971,885        321,460          5,656,628      (1,695,249)
                                                                --------------- --------------   ----------------- ---------------
                                                                $    92,291,126 $   4,180,673    $   139,868,522   $ (42,156,402)
                                                                =============== =============    ===============   ==============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                       MARCH 30, 1998, 1997 AND 1996

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1996 is as follows:

                                                                   Mortgage                       Buildings and      Accumulated
      Name of Local Partnership                                 loans payable        Land          improvements     depreciation
      --------------------------------------------------------- --------------- ---------------- ----------------- ----------------
      1989 Westview Arms Limited Partnership                    $    546,363   $       20,275  $        736,245  $     (153,879)
      2000-2100 Christian Street Associates                        2,837,145           --                --               --
      Ann Ell Apartments Associates, Ltd.                          2,378,972          199,645         2,837,476        (655,470)
      Auburn Hills Apartments Limited Partnership                    802,220           48,245         1,009,662        (192,880)
      Auburn Hills Townhouses Limited Partnership                  6,574,035          225,000        10,030,745      (3,373,834)
      Batesville Family, L.P.                                      1,446,124           52,000         1,792,092        (430,084)
      Browning Road Phase I, L.P.                                    866,374           43,000           998,604        (274,290)
      Bruce Housing Associates, L.P.                               1,115,155           16,000         1,418,598        (354,315)
      Canton Partners, L.P.                                        1,455,722           35,000         1,801,673        (449,526)
      Carrington Limited Dividend Housing Association Limited
          Partnership                                              3,487,158          200,000         6,359,188      (1,571,765)
      Christian Street Associates Limited Partnership              2,830,407           --                --               --
      Cityside Apartments, Phase II, L.P.                          7,702,485           87,997        14,242,965      (3,514,576)
      Cleveland Square, Ltd.                                         852,988           20,000         1,129,215        (288,929)
      College Avenue Apartments Limited Partnership                  609,266           24,600           997,538        (235,559)
      Corrigan Square, Ltd.                                        1,467,570           63,358         1,849,084        (468,023)
      De Queen Villas Limited Partnership                          1,174,439           37,000         1,453,688        (301,846)
      Dermott Villas Limited Partnership                           1,070,453           15,000         1,348,314        (248,645)
      Eagle View, Ltd.                                               418,251           35,000           496,686         (99,206)
      Elm Hill Housing Limited Partnership                         6,973,034          119,200        12,345,131      (3,297,957)
      Eudora Manor Limited Partnership                               755,311           16,000           936,661        (177,428)
      Forest Village Housing Partnership                           1,639,925          250,000         2,273,454        (565,842)
      Harborside Housing Limited Partnership                       3,782,222           39,400         6,583,302      (1,514,628)
      Hill Com I Associates Limited Partnership                    1,398,864          143,404         2,739,801        (659,012)
      Hill Com II Associates Limited Partnership                   1,094,108          112,110         2,092,549        (513,513)
      Hughes Manor Limited Partnership                             1,120,365           16,007         1,407,231        (264,616)
      Ivy Family, L.P.                                               805,507           11,000         1,034,698        (264,504)
      Lakeside Housing Limited Partnership                         8,098,721           50,000        11,882,506      (2,986,046)
      Lawrence Road Properties, Ltd.                                 763,628           50,000           928,273        (214,369)
      Lexington Estates Ltd.                                         712,592           30,750           867,869        (258,803)
      Littleton Avenue Community Village, L.P.                     4,303,080          512,331         6,906,845      (1,602,998)
      Lula Courts Ltd., L.P.                                         704,276           19,600           877,442        (250,277)
      Magee Elderly, L.P.                                            593,802           30,000           714,094        (178,147)
      Mirador del Toa Limited Partnership                          1,896,098          105,000         2,327,341        (586,192)
      Nixa Heights Apartments, L.P.                                1,011,892           31,500         1,276,419        (326,744)
      North Hills Farms Limited Partnership                        3,170,532          525,000        11,262,375      (4,720,513)
      Patton Place Limited Partnership                               989,870           56,015         1,764,078        (308,592)
      Plantersville Family, L.P.                                     603,300           12,000           751,194        (202,965)
      Powelton Gardens Associates                                  1,053,208           29,207         1,919,136        (464,360)
      Purvis Heights Properties, L.P.                              1,156,152           47,000         1,439,927        (329,168)
      Queen Lane Investors                                         1,587,345           60,301         2,731,943        (570,265)
      Renova Properties, L.P.                                        641,829           22,700           787,908        (217,789)
      Santa Juanita Limited Dividend Partnership L.P.              1,521,268          228,718         2,320,159        (603,379)
      Simpson County Family, L.P.                                    817,698           24,700         1,009,620        (251,746)
      Summers Village Limited Partnership                            813,721           71,000           942,038        (179,754)
      Tchula Courts Apartments, L.P.                                 741,111           10,000           910,747        (380,781)
      The Pendleton                                                  685,914           40,000         1,269,163        (349,345)
      Trenton Heights Apartments, L.P.                               442,886           29,200           561,080        (166,056)
      Twin Pine Family, L.P.                                         621,916            7,000           782,816        (201,726)
      Village Creek Limited Partnership                            1,220,350           37,950         1,465,634        (305,606)
      York Park Associates Limited Partnership                     3,981,319          321,460         5,639,183      (1,490,390)
                                                                -------------------------------- ----------------- ---------------
                                                                $    93,336,971 $      4,180,673 $    139,252,390  $ (37,016,338)
                                                                =============== ================ ================  =============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 1998, 1997 AND 1996


5.    Investment in Local Partnerships (continued)

      The summary of property activity during the year ended December 31, 1997 is as follows:

                                                                     Net change during
                                               Balance as of           the year ended           Balance as of
                                             December 31, 1996       December 31, 1997        December 31, 1997
                                             -----------------       -----------------        -----------------
       Land                                    $     4,180,673         $                        $     4,180,673
       Buildings and improvements                  139,252,390                 616,132              139,868,522
                                                 -------------          --------------            -------------
                                                   143,433,063                 616,132              144,049,195
       Accumulated depreciation                    (37,016,338)             (5,140,064)             (42,156,402)
                                                --------------          --------------           --------------
                                                 $ 106,416,725           $  (4,523,932)           $ 101,892,793
                                                 =============           =============            =============

      An affiliate of the General Partner is the temporary local general partner of the Forest Village Local Partnership. Since March 30, 1995, the Partnership has had a zero investment balance in the Forest Village Local Partnership and continues to account for such investment under the equity method of accounting. The mortgage loans of the Forest Village Local Partnership are nonrecourse to the Partnership. Selected balance sheet data of the Forest Village Local Partnership as of December 31, 1997 includes land and building of $1,870,670 net of accumulated depreciation of $652,784, total assets of $1,916,450, mortgage loans and accrued interest of $1,610,286, total liabilities of $2,082,568 (of which $387,624 represents advances due to the Partnership) and partners' deficit of $166,118. Selected balance sheet data of the Forest Village Local Partnership as of December 31, 1996 includes land and building of $1,957,612 net of accumulated depreciation of $565,842, total assets of $2,022,455, mortgage loans and accrued interest of $1,691,511, total liabilities of $2,166,132 (of which $387,624 represents advances due to the Partnership) and partners' deficit of $143,677. Selected statement of operations data for the year ended December 31, 1997 includes rental income of $402,404, interest and other revenue of $49,573, interest expense of $146,814, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $44,803, administrative expenses of $91,868, utilities expenses of $51,598 and taxes and insurance expenses of $49,407. Selected statement of operations data for the year ended December 31, 1996 includes rental income of $395,538, interest and other revenue of $37,390, interest expense of $154,745, depreciation and amortization expenses of $91,569, operating and maintenance expenses of $63,959, administrative expenses of $73,725, utilities expenses of $42,291 and taxes and insurance expenses of $48,183. Selected statement of operations data for the year ended December 31, 1995 includes rental income of $400,151, interest and other revenue of $37,390, interest expense of $161,913, depreciation and amortization expenses of $92,452, operating and maintenance expenses of $66,838, administrative expenses of $88,935, utilities expenses of $27,595 and taxes and insurance expenses of $47,939.

      Due to the continuing operating deficits and the uncertainty of future operating income of the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, the combined financial statements of the Local Partnerships for the year ended December 31, 1996 included a loss from impairment of long-lived assets totaling $7,314,852, which represented an adjustment of the real property of the Christian Street Local Partnership and the 2000 Christian Street Local Partnerships of $3,986,977 and $3,327,875, respectively, based on estimates of expected future cash flows.

6.    Transactions with General Partner and Affiliates

      For the years ended March 30, 1998, 1997 and 1996, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                         1998                        1997                        1996
                                          --------------------------------------------------------------------------------
                                              Paid        Incurred        Paid        Incurred        Paid        Incurred
          Management fees (see Note 8)      $239,516      $299,307      $239,523      $299,307      $241,894      $299,307




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                       MARCH 30, 1998, 1997 AND 1996


6.    Transactions with General Partner and Affiliates (continued)

      For the years ended December 31, 1997, 1996 and 1995, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                                           1997                        1996                        1995
                                            ---------------------------------------------------------------------------
                                                Paid        Incurred                    Incurred        Paid        Incurred
                                                                          Paid
         Property management fees              $117,817      $117,694      $121,649      $124,326      $120,350      $120,298

         Insurance                               69,999        70,078        62,504        64,315       102,147       104,595

         Property development fees                --            --            --            --          102,807         --

       The property development fees were capitalized by the Local Partnerships.

7.    Taxable Loss

      A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1998, 1997 and 1996 to the tax return net loss for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                                               1997
                                                                       1998                                             1996
                                                                 ------------------      ----------------           -----------
        Financial statement net loss for the years ended
           March 30, 1998, 1997 and 1996                           $ (3,189,990)           $ (5,506,972)          $ (3,837,432)

        Add (less) net transactions occurring between:
           January 1, 1995 to March 30, 1995                             --                      --                    (86,678)
           January 1, 1996 to March 30, 1996                             --                     (76,176)                76,176
           January 1, 1997 to March 30, 1997                            (92,433)                 92,433                     --
           January 1, 1998 to March 30, 1998                             117,828                                            --
                                                                -----------------       -------------------     --------------

        Adjusted financial statement net loss for the years
           ended December 31, 1997, 1996 and 1995                    (3,164,595)             (5,490,715)            (3,847,934)

        Adjustment to management fees pursuant to Internal
           Revenue Code Section 267                                      57,344                  59,791                 59,792

        Differences arising from equity in loss of investment
           in Local Partnerships                                         204,609                673,859               (162,376)

        Other differences                                                  2,986                  2,180                 (9,196)
                                                                -----------------       ---------------         --------------

        Tax return net loss for the years ended December 31,
           1997, 1996 and 1995                                     $ (2,899,656)           $ (4,754,885)          $ (3,959,714)
                                                                   =============           ============           ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                       MARCH 30, 1998, 1997 AND 1996


7.    Taxable Loss (continued)

      The differences between the equity in the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1997 and 1996 are as follows:

                                                                            1997              1996
                                                                     -----------------------------

        Investment in Local Partnerships - financial reporting          $ 15,334,276     $ 18,210,548
        Investment in Local Partnerships - tax                            16,338,795       19,008,326
                                                                       --------------   -------------

                                                                      $   (1,004,519)   $    (797,778)
                                                                      ===============   ==============

       Payable to the general partner in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

8.     Commitments and Contingencies

       Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $209,514 for each of the three years ended March 30, 1998. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $89,793 for each of the three years ended March 30, 1998. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees in the amount of $546,015 and $486,224 are recorded as payable to general partner in the accompanying balance sheets as of March 30, 1998 and 1997, respectively.

       In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for its administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $209,514 for each of the three years ended March 30, 1998. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $89,793 for each of the three years ended March 30, 1998. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees in the amount of $546,025 and $486,231 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1998 and 1997, respectively.

       In connection with the Forest Village Local Partnership, the Partnership facilitated the purchase of the first mortgage bonds (the "Series A Bonds") at par by a group of investors (the "Group"). Though no member of the Partnership is a participant of the Group, the individuals are closely associated with the General Partner. Notwithstanding the close association between the General Partner and the Group, the Group has all the rights and remedies of the former first mortgagee. In connection with this transaction, on November 12, 1993, the Partnership entered into a Promissory Note and Loan Agreement (the "Note") with the Group for the purpose of assisting the Partnership by providing advances to it so it may help fund part of future operating deficits of the Forest Village Local Partnership. The rate of interest is 10.5% per annum on the principal balance from time to time outstanding. In the event that no balance is outstanding under this Note, it shall continue as an effective instrument at the option of the Group, to evidence future advances or re-advances made by the Group. The entire outstanding principal balance and all accrued and unpaid interest thereon shall be due and payable in full on the earliest of (i) the final maturity of the Series A Bonds,
       (ii) the prepayment in full or default under the terms of the loan or the Series A bonds or (iii) the sale or other disposition of the Forest Village Local Partnership. The Note is nonrecourse except to the extent that the sum of the amounts advanced under the Note and amounts received by the Partnership from the Forest Village Local Partnership exceeds amounts paid by the Partnership in connection with the Forest Village Local Partnership. As of March 30, 1998 and 1997, the Partnership has no outstanding advance due under the Note and has incurred no interest charges for the years ended March 30,

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                       MARCH 30, 1998, 1997 AND 1996


8.     Commitments and Contingencies (continued)

       1998, 1997 and 1996. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act whereby the United States Department of Housing and Urban Development ("HUD") has been given authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has additional programs which, in general, provide for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships have one or more
       Section 8 contracts, certain of which cover only certain rental units, which are scheduled to expire in 1998.

       On July 16, 1997, the Partnership received a demand for certain information with respect to the holders of Units, the stated purpose of which was to assist such party in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. Subsequently, the Partnership requested certain information from such party in order to assess the appropriateness of the demand. On July 28, 1997, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Partnership, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A one day trial was held on September 29, 1997. On December 5, 1997, the Court of Chancery issued a memorandum opinion and order, holding that the plaintiff is entitled to the requested information regarding Unit holders. On December 15, 1997, defendants filed a Notice of Appeal to the Supreme Court of Delaware, which appeal was heard and denied. The Partnership has complied with the Court of Chancery's order.

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


       The estimated fair value of the Partnership's financial instruments as of March 30, 1998 and 1997 are disclosed elsewhere in the financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and directors of Richman Tax Credits are:

                                Served in present
                          Name                                capacity since (1)                     Position held
       --------------------------------------------     -------------------------------     ---------------------------------
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


       ----------------------------------------------------------------------------------------------------------------------

      (1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 50, is the sole Director and President of Richman Tax Credits. Mr. Richman is the President and sole stockholder of Richman Group. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Eric P. Richelson, age 46, is a Vice President of Richman Tax Credits. Mr. Richelson is President of Wilder Richman Management Corporation, a property management company affiliated with Richman Tax Credits. In addition, Mr. Richelson is a Vice President of Richman Asset Management, LLC ("RAM"), an affiliate of Richman Tax Credits. Mr. Richelson's responsibilities in connection with RAM include advisory services provided to a small business investment company.

Neal Ludeke, age 40, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of RAM. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

David A. Salzman, age 37, is a Vice President of Richman Tax Credits. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 42, is the Secretary of Richman Tax Credits. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 1998, Richman Tax Credits did not pay any remuneration to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of May 20, 1998, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly-owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1997 allocated to the General Partner were $28,997 and $81,360, respectively. The tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1997 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $18,384 and $51,577, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1998.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  Financial Statements, Financial Statement Schedules and Exhibits

         (1)  Financial Statements

              See Item 8 - "Financial Statements and Supplementary Data."

         (2)  Financial Statement Schedules

              No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

         (3)  Exhibits

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
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

          10.32      Elm Hill Housing Limited Partnership                       Exhibit 10.13 to Form 10-K
                     Second Amended and Restated                                Report dated March 30, 1990
                     Agreement and Certificate of Limited Partnership           (File No. 0-18405)

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                                                                                Incorporated by
                     Exhibit                                                    Reference to
                     -------                                                    ------------
          10.36      Hill Com I Associates Limited                              Exhibit 10.9 to Form 10-Q
                     Partnership Amended and Restated                           Report dated December 30, 1989
                     Agreement and Certificate of Limited Partnership           (File No. 33-25337)

          10.37      Hill Com I Associates                                      Exhibit 10.35 to Form 10-K
                     Limited Partnership First Amendment                        Report dated March 30, 1992
                     to Amended and Restated Agreement and                      (File No. 0-18405)
                     Certificate of Limited Partnership

          10.38      Hill Com II Associates Limited                             Exhibit 10.10 to Form 10-Q
                     Partnership Amended and Restated                           Report dated December 30, 1989
                     Agreement and Certificate of Limited Partnership           (File No. 33-25337)

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




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



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




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

          10.84      Promissory Note and Loan Agreement                         Exhibit 10.1 to Form 10-Q
                     dated November 12, 1993                                    Report dated December 30, 1993
                                                                                (File No. 0-18405)

          27         Financial Data Schedule

          28.1       Pages 14  through  33,  47  through  70 and 86  through  88
                     Exhibit 28.1 to Form 10-K of prospectus  dated May 10, 1989
                     filed   pursuant  to  Report  dated  March  30,  1990  Rule
                     424(b)(3)  under  the  Securities  Act of  1933  (File  No.
                     0-18405)

          28.2       Supplement No. 1 dated                                     Exhibit 28.2 to Form 10-K
                     July 25, 1989 of Prospectus                                Report dated March 30, 1991
                                                                                (File No. 0-18405)

          28.3       Supplement No. 2 dated                                     Exhibit 28.3 to Form 10-K
                     September 18, 1989 of Prospectus                           Report dated March 30, 1991
                                                                                (File No. 0-18405)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

         (c)  Exhibits

              See (a)(3) above.

         (d)  Financial Statement Schedules

              See (a)(2) above.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                           SIGNATURES


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

Dated:        June 29, 1998        /s/ Richard Paul Richman
        -------------------------      ------------------------
                                       by: Richard Paul Richman
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 Signature                                     Title                             Date

/s/  Richard Paul Richman                 President, Chief Executive Officer              June 29, 1998
-------------------------                 and Director of the general partner
                                          of the General Partner                     ----------------------



/s/  Neal Ludeke                          Vice President and Treasurer of the             June 29, 1998
---------------------------               general partner of the General Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)                     ----------------------


