Form 10-Q
period 1998-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1998-08-14
CIK 842314

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -------------

                                  FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 ---
For the quarterly period ended June 29, 1998

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 ---
For the transition period from   ____________ to ___________


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

                       AMERICAN TAX CREDIT PROPERTIES II L.P.

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   Table of Contents                                       Page

Balance Sheets as of June 29, 1998 (Unaudited) and March 30, 1998 (Unaudited)................................3

Statements of Operations for the three months ended June 29, 1998 (Unaudited)
   and June 29, 1997 (Unaudited).............................................................................4

Statements of Cash Flows for the three months ended June 29, 1998 (Unaudited)
   and June 29, 1997 (Unaudited).............................................................................5

Notes to Financial Statements as of June 29, 1998 (Unaudited)................................................7



                                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                BALANCE SHEETS
                                                 (UNAUDITED)

                                                                                June 29,              March 30,
                                                                 Notes            1998                  1998
                                                                 -----      --------------        --------------
ASSETS

Cash and cash equivalents                                                   $      676,508        $      513,536
Investments in bonds available-for-sale                            3             4,257,446             4,270,266
Investment in local partnerships                                   4            14,560,656            15,304,416
Interest receivable                                                                 65,774                74,378
                                                                              ------------          ------------

                                                                           $    19,560,384       $    20,162,596
                                                                              ============          ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                    $      667,000        $      639,905
   Payable to general partner                                                      620,841               546,015
   Other                                                                            55,600                55,600
                                                                             -------------         -------------

                                                                                 1,343,441             1,241,520
                                                                             -------------         -------------

Partners' equity (deficit)

   General partner                                                                (311,564)             (304,342)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                      18,432,286            19,147,253
   Accumulated other comprehensive income                         2,3               96,221                78,165
                                                                            --------------         -------------

                                                                                18,216,943            18,921,076
                                                                            --------------         -------------

                                                                            $   19,560,384        $   20,162,596
                                                                              ============          ============
















                                        See Notes to Financial Statements.

                                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                            STATEMENTS OF OPERATIONS
                                    THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                                 (UNAUDITED)

                                                                 Notes            1998                  1997
                                                                 -----       --------------        ------------
REVENUE

Interest                                                                     $      83,384        $       89,990
Other income from local partnerships                                                   388                   388
                                                                             -------------        --------------

TOTAL REVENUE                                                                       83,772                90,378
                                                                             -------------        --------------

EXPENSES

Administration fees                                                                 74,826                74,826
Management fees                                                                     74,826                74,826
Professional fees                                                                   24,598                15,170
Printing, postage and other                                                         12,478                 8,628
                                                                             -------------        --------------

TOTAL EXPENSES                                                                     186,728               173,450
                                                                             -------------         -------------

Loss from operations                                                              (102,956)              (83,072)

Equity in loss of investment in local partnerships                 4              (619,233)             (756,880)
                                                                             -------------         -------------

NET LOSS                                                                          (722,189)             (839,952)

Other comprehensive income                                        2,3               18,056                71,876
                                                                            --------------        --------------

COMPREHENSIVE LOSS                                                          $     (704,133)       $     (768,076)
                                                                            ==============        ==============

NET LOSS ATTRIBUTABLE TO

   General partner                                                          $       (7,222)       $       (8,400)
   Limited partners                                                               (714,967)             (831,552)
                                                                             --------------        --------------

                                                                            $     (722,189)       $     (839,952)
                                                                              ============        ==============

NET LOSS per unit of limited partnership interest (55,746
   units of limited partnership interest)                                   $       (12.83)       $       (14.92)
                                                                            ==============        ==============










                                             See Notes to Financial Statements.

                                         AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                STATEMENTS OF CASH FLOWS
                                       THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                                     (UNAUDITED)

                                                                                  1998                  1997
                                                                             --------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                           $      89,864          $    104,233
Cash paid for
   administration fees                                                            (52,379)              (52,379)
   management fees                                                                                      (52,379)
   professional fees                                                              (12,347)              (12,920)
   printing, postage and other expenses                                           (20,081)              (10,387)
                                                                            --------------        --------------

Net cash provided by (used in) operating activities                                 5,057               (23,832)
                                                                            --------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                       124,915               154,156
Maturity/redemption of bonds                                                       33,000               130,000
Investments in bonds (includes $1,089 of accrued interest)                                              (51,589)
                                                                           --------------          -------------

Net cash provided by investing activities                                         157,915               232,567
                                                                             ------------          ------------

Net increase in cash and cash equivalents                                         162,972               208,735

Cash and cash equivalents at beginning of period                                  513,536               674,160
                                                                            -------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      676,508         $     882,895
                                                                             ============          ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net            $       18,056         $      71,876
                                                                            =============         =============

---------------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash provided by (used in) operating activities on page 6.















                                             See Notes to Financial Statements.

                                 AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 STATEMENTS OF CASH FLOWS - (Continued)
                               THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                               (UNAUDITED)

                                                                                 1998                   1997
                                                                            --------------         ---------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES

Net loss                                                                     $  (722,189)           $  (839,952)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Equity in loss of investment in local partnerships                            619,233                756,880
   Distributions from local partnerships classified as other income                 (388)                  (388)
   Amortization of net premium on investments in bonds                             7,619                 13,132
   Accretion of zero coupon bonds                                                 (9,743)                (9,773)
   Decrease in interest receivable                                                 8,604                 10,884
   Increase in payable to general partner                                         74,826                 22,447
   Increase in accounts payable and accrued expenses                              27,095                 22,938
                                                                            ------------         --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         $     5,057            $    (23,832)
                                                                            ============           ============




























                                             See Notes to Financial Statements.

                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 29, 1998
                                  (UNAUDITED)
1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1998 are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Comprehensive Income

     On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations includes an amount for other comprehensive income, as well as comprehensive loss. Other comprehensive income consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive income in the accompanying statement of operations for the three months ended June 29, 1998 resulted from a net unrealized gain on investments in bonds available-for-sale of $18,056. Accumulated other comprehensive income in the accompanying balance sheet as of June 29, 1998 reflects the cumulative net unrealized gain on investments in bonds available-for-sale. The balance sheet as of March 30, 1998 and the statement of operations for the three months ended June 29, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.


3.   Investments in Bonds Available-For-Sale

     As of June 29, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                        Gross              Gross
                                                    Amortized         unrealized        unrealized         Estimated
      Description and maturity                         cost              gains            losses           fair value
      Corporate debt securities
        Within one year                          $   202,150     $       3,146     $         --       $     205,296
        After one year through five years          1,016,154            31,649             (2,212)        1,045,591
        After five years through ten years         1,668,400            50,098             (3,504)        1,714,994
        After ten years                              202,600              --               (3,562)          199,038
                                                  -----------        -----------     -------------      ------------

                                                    3,089,304           84,893             (9,278)         3,164,919
                                                  -----------      -------------     -------------       -----------

      U.S. Treasury debt securities
        After five years through ten years            492,779            14,087              --              506,866
                                                 ------------      -------------     -------------       ------------

      U.S. government and agency securities
        After five years through ten years            579,142             6,519              --              585,661
                                                 ------------      -------------     -------------      -------------


                                                  $ 4,161,225      $    105,499      $      (9,278)      $ 4,257,446
                                                  ===========      ============      =============       ===========

                        AMERICAN TAX CREDIT PROPERTIES II L.P.
                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                                   JUNE 29, 1998
                                    (UNAUDITED)


4.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $45,877,165. As of March 31, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $91,933,000 and accrued interest payable on such loans totaling approximately $4,593,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 1998, the investment in Local Partnerships activity consists of the following:

            Investment in Local Partnerships as of March 30, 1998           $  15,304,416

            Equity in loss of investment in Local Partnerships                  (619,233)   *

            Cash distributions received from Local Partnerships                 (124,915)

            Cash distributions classified as other income                            388
                                                                            ------------


            Investment in Local Partnerships as of June 29, 1998            $ 14,560,656
                                                                            ============

     * Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $204,845 for the three months ended March 31, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                JUNE 29, 1998
                                (UNAUDITED)
4.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 1998 and December 31, 1997 are as follows:

                                                                             March 31,               December 31,
                                                                               1998                      1997
                                                                        ------------------        -----------
      ASSETS

      Cash and other investments                                          $     3,764,309           $     4,208,629
      Rents  receivable                                                           446,623                   334,976
      Escrow deposits and reserves                                              5,376,673                 5,438,953
      Land                                                                      4,180,673                 4,180,673
      Buildings and improvements (net of accumulated depreciation of
         $43,453,264 and $42,156,402)                                          96,522,326                97,712,120
      Intangible assets (net of accumulated amortization of $983,187
         and $962,322)                                                          1,697,504                 1,718,369
      Other                                                                     1,202,851                 1,082,118
                                                                          ---------------          ----------------

                                                                            $ 113,190,959             $ 114,675,838
                                                                            =============             =============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                             $     1,402,511           $     1,386,630
        Due to related parties                                                  4,609,586                 4,763,846
        Mortgage loans                                                         91,932,603                92,291,126
        Notes payable                                                           2,545,634                 2,599,572
        Accrued interest                                                        4,593,476                 4,603,549
        Other                                                                     649,623                   630,192
                                                                          ---------------           ---------------

                                                                              105,733,433               106,274,915
                                                                            -------------             -------------
      Partners' equity (deficit)

        American Tax Credit Properties II L.P.
            Capital contributions, net of distributions                        45,015,442                45,045,349
            Cumulative loss                                                   (30,330,306)              (29,711,073)
                                                                           --------------            --------------

                                                                               14,685,136                15,334,276
                                                                          ---------------           ---------------

        General partners and other limited partners, including ATCP
           & ATCP III
            Capital contributions, net of distributions                         3,344,347                 3,363,369
            Cumulative loss                                                   (10,571,957)              (10,296,722)
                                                                           --------------            --------------

                                                                               (7,227,610)               (6,933,353)
                                                                          ---------------           ----------------

                                                                                7,457,526                 8,400,923
                                                                          ---------------           ----------------

                                                                            $ 113,190,959             $ 114,675,838
                                                                            =============             =============

                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                JUNE 29, 1998
                                 (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 1998 and 1997 are as follows:

                                                                                1998                      1997
                                                                          ---------------           ----------
      REVENUE

      Rental                                                               $  5,089,713              $  5,001,136
      Interest and other                                                        127,000                   112,242
                                                                         --------------            --------------

      TOTAL REVENUE                                                           5,216,713                 5,113,378
                                                                          -------------             -------------

      EXPENSES

       Administrative                                                           865,536                   787,482
       Utilities                                                                794,989                   836,795
       Operating, maintenance and other                                         923,294                   961,163
       Taxes and insurance                                                      595,745                   596,568
       Financial  (including amortization of $20,865 and $21,490)             1,634,755                 1,638,457
       Depreciation                                                           1,296,862                 1,298,658
                                                                          -------------             -------------

      TOTAL EXPENSES                                                          6,111,181                 6,119,123
                                                                          -------------             -------------

      NET LOSS                                                            $    (894,468)            $  (1,005,745)
                                                                           ============              ============

      NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties II L.P.                              $    (619,233)            $    (756,880)
      General partners and other limited partners, including ATCP &
        ATCP III, which includes $204,845 and $139,147 of American
        Tax Credit Properties II L.P. loss in excess of investment
                                                                               (275,235)                 (248,865)
                                                                          -------------             -------------

                                                                          $    (894,468)             $ (1,005,745)
                                                                          =============              ============

     The combined results of operations of the Local Partnerships for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

5.   Additional Information

     Additional  information,  including  the audited  March 30, 1998  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1998 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1998, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit under Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 1998, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $150,000 during the three months ended June 29, 1998 (which included a net unrealized gain on investments in bonds of approximately $18,000, the amortization of net premium on investments in bonds of approximately $8,000 and the accretion of zero coupon bonds of approximately $10,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1998 of $619,233 and cash distributions received from Local Partnerships of $124,527 (exclusive of distributions from Local Partnerships of $388 classified as other income). Accounts payable and accrued expenses and payable to general partner in the accompanying balance sheet as of June 29, 1998 represents deferred administration fees and management fees, respectively.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 4 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended June 29, 1998 and 1997 resulted in net losses of $722,189 and $839,952, respectively. The decrease in net loss from 1997 to 1998 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $138,000, which is primarily the result of a decrease in the net operating losses of those Local Partnerships that continue to have an investment balance as of June 29, 1998. Other comprehensive income for the three months ended June 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $18,056 and $71,876, respectively.

The Local Partnerships' net loss of approximately $894,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $5,217,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,793,000 and approximately $1,318,000 of depreciation and amortization

                    AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expense. The Local Partnerships' net loss of approximately $1,006,000 for the three months ended March 30, 1997 was attributable to rental and other revenue of approximately $5,113,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,799,000 and approximately $1,320,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. Six Local Partnerships have one or more HAP Contracts, certain of which cover only certain rental units, which are scheduled to expire in 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 1998, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and any required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreements of Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") and 2000-2100 Christian Street Associates (the "2000 Christian Street Local Partnership") (collectively, the "Christian Street Local Partnerships"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, require the Local General Partners to advance funds to cover operating deficits up to $182,500 (through March 1996) and $130,000 (through December 1996), respectively, and to cause the management agent to defer property management fees in order to avoid a default under the respective mortgages. The properties have experienced ongoing operating deficits and as of March 31, 1998, the Local General Partners have advanced approximately $573,000 to the Christian Street Local Partnership and approximately $445,000 to the 2000 Christian Street Local Partnership. However, the Local General Partners, which have fulfilled their respective deficit guarantees, have informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. The Local General Partners have also informed Registrant that the Christian Street Local Partnerships are current under their respective first mortgage obligations as a result of the Local General Partners' funding of operating deficits. The Local General Partners have approached the lender and are attempting to restructure the loans; however the lender has indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. There can be no assurance that any such restructuring will be achieved. The Christian Street Local Partnership and the 2000 Christian Street Local Partnership have continued to incur significant operating deficits for the three months ended March 31, 1998. The Christian Street Local Partnerships have allocated approximately 7.5 years of Low-income Tax Credits to Registrant through December 31, 1997. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant may incur substantial recapture of Low-income Tax Credits. Of Registrant's total annual Low-income Tax Credits, approximately 6% and 3% are allocated from the Christian Street Local Partnership and the 2000 Christian Street Local Partnership, respectively, and are scheduled to expire in 2000.

During the three months ended March 31, 1998, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $14,000, resulting primarily from costs associated with tenant turnover and maintenance costs. Payments on the mortgages and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Forest Village Local Partnership.

                   AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended March 31, 1998, Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") incurred an operating deficit of approximately $27,000. Payments on mortgage and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately .7% is allocated from the Ann Ell Local Partnership.

The terms of the partnership agreement of Batesville Family, L.P. (the "Batesville Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Batesville Local Partnership incurred an operating deficit of approximately $7,000 for the three months ended March 31, 1998, which includes property management fees of approximately $500. Of Registrant's total annual income Low-income Tax Credits, approximately .3% is allocated from the Batesville Local Partnership.

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

Adoption of Accounting Standard

On March 31, 1998, Registrant adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not materially impacted Registrant's financial position and results of operations.

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

          None

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


Dated: August 13, 1998            /s/  Richard Paul Richman
       ---------------             -------------------------
                                       Richard Paul Richman
                                       President, Chief Executive Officer and
                                       Director of the general partner of the
                                       General Partner


Dated: August 13, 1998             /s/  Neal Ludeke
       ---------------              ----------------
                                        Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)