Form 10-Q
period 1998-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1998-11-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1998

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

Yes   X    No____.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION



     Item 1. Financial Statements


     Table of Contents


     Balance Sheets as of September 29, 1998 (Unaudited) and March 30, 1998
       (Unaudited)

     Statements of Operations for the three and six month periods ended
        September 29, 1998 (Unaudited) and September 29, 1997 (Unaudited)

     Statements of Cash Flows for the six months ended September 29, 1998
       (Unaudited)and September 29, 1997 (Unaudited)

     Notes to Financial Statements as of September 29, 1998 (Unaudited)

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                             September 29,           March 30,
                                                                 Notes           1998                  1998
                                                                 -----       -------------         -------------
ASSETS

Cash and cash equivalents                                                    $     862,443         $     513,536
Investments in bonds available-for-sale                            3             4,113,655             4,270,266
Investment in local partnerships                                   4            14,120,145            15,304,416
Interest receivable                                                                 68,213                74,378
                                                                             -------------         -------------

                                                                             $  19,164,456         $  20,162,596
                                                                             =============         =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                     $     657,490         $     639,905
   Payable to general partner                                                      643,289               546,015
   Other                                                                            48,600                55,600
                                                                             -------------         -------------

                                                                                 1,349,379             1,241,520
                                                                             -------------         -------------

Partners' equity (deficit)

   General partner                                                                (316,700)             (304,342)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                      17,923,828            19,147,253
   Accumulated other comprehensive income, net                    2,3              207,949                78,165
                                                                             -------------         -------------

                                                                                17,815,077            18,921,076
                                                                             -------------         -------------

                                                                             $  19,164,456         $  20,162,596
                                                                             =============         =============




















                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months       Six Months        Three Months       Six Months
                                                           Ended              Ended             Ended              Ended
                                                       September 29,      September 29,     September 29,      September 29,
                                              Notes        1998               1998              1997               1997
                                              -----    -------------      -------------     -------------      ------------
REVENUE

Interest                                               $      99,040     $      182,424     $      89,805      $    179,795
Other income from local partnerships                                                388                                 388
                                                       -------------     --------------     -------------      ------------

TOTAL REVENUE                                                 99,040            182,812            89,805           180,183
                                                       -------------     --------------     -------------      ------------

EXPENSES

Administration fees                                           74,827            149,653            74,827           149,653
Management fees                                               74,827            149,653            74,827           149,653
Professional fees                                             17,967             42,565            13,796            28,966
Printing, postage and other                                    7,002             19,480             6,425            15,053
                                                       -------------     --------------      ------------      ------------

TOTAL EXPENSES                                               174,623            361,351           169,875           343,325
                                                       ------------      -------------      ------------       ------------

Loss from operations                                         (75,583)          (178,539)          (80,070)         (163,142)

Equity in loss of investment in local
   partnerships                                 4           (438,011)        (1,057,244)         (756,501)       (1,513,381)
                                                       -------------     --------------     -------------      ------------

NET LOSS                                                    (513,594)        (1,235,783)         (836,571)       (1,676,523)

Other comprehensive income                     2,3           111,728            129,784            76,238           148,114
                                                       -------------     --------------     -------------      ------------

COMPREHENSIVE LOSS                                     $    (401,866)    $   (1,105,999)    $    (760,333)     $ (1,528,409)
                                                       =============     ==============     =============      ============


NET LOSS ATTRIBUTABLE TO

   General partner                                     $      (5,136)    $      (12,358)    $      (8,366)     $    (16,765)
   Limited partners                                         (508,458)        (1,223,425)         (828,205)       (1,659,758)
                                                       -------------     --------------     -------------      ------------

                                                       $    (513,594)    $   (1,235,783)    $    (836,571)     $ (1,676,523)
                                                       =============     ==============     =============      ============

NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                               $       (9.12)    $       (21.95)    $      (14.86)     $     (29.77)
                                                       =============     ==============     =============      ============








                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1998 AND 1997
                                   (UNAUDITED)


                                                                                      1998              1997
                                                                                ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $    174,984        $   186,301
Cash used for local partnerships for deferred expenses                                (7,000)            (7,000)
Cash paid for
   administration fees                                                              (104,758)          (104,757)
   management fees                                                                   (52,379)          (104,757)
   professional fees                                                                 (66,565)           (60,968)
   printing, postage and other expenses                                              (22,790)           (22,876)
                                                                                ------------        -----------

Net cash used in operating activities                                                (78,508)          (114,057)
                                                                                ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                          127,415            158,446
Maturity/redemption of bonds                                                         300,000            130,000
Investment in local partnerships                                                                       (124,503)
Investments in bonds (includes $1,089 of accrued interest)                                              (51,589)
                                                                                ------------        -----------

Net cash provided by investing activities                                            427,415            112,354
                                                                                ------------        -----------

Net increase (decrease) in cash and cash equivalents                                 348,907             (1,703)

Cash and cash equivalents at beginning of period                                     513,536            674,160
                                                                                ------------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    862,443        $   672,457
                                                                                ============        ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                 $    129,784        $   148,114
                                                                                ============        ===========

 --------------------------------------------------------------------------------------------------------------
 See reconciliation of net loss to net cash used in operating activities on page
6.
















                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1998 AND 1997
                                   (UNAUDITED)


                                                                                     1998               1997
                                                                                 ------------       ------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                         $ (1,235,783)      $ (1,676,523)

Adjustments to reconcile net loss to net cash used in operating activities

      Equity in loss of investment in local partnerships                            1,057,244          1,513,381
      Distributions from local partnerships classified as other income                   (388)             (388)
      Gain on maturity/redemption of investments in bonds                             (11,403)
      Amortization of net premium on investments in bonds                              17,392             22,797
      Accretion of zero coupon bonds                                                  (19,594)           (21,107)
      Decrease in interest receivable                                                   6,165              4,816
      Increase in payable to general partner                                           97,274             44,896
      Increase in accounts payable and accrued expenses                                17,585              5,071
      Decrease in other liabilities                                                    (7,000)            (7,000)
                                                                                 ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                            $    (78,508)      $   (114,057)
                                                                                 ============       ============





























                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 1998 are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

 2.  Comprehensive Income

     On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income, as well as comprehensive loss. Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive income in the accompanying statements of operations for the three and six month periods ended September 29, 1998 resulted from a net unrealized gain on investments in bonds available-for-sale of $111,728 and $129,784, respectively. Accumulated other comprehensive income in the accompanying balance sheet as of September 29, 1998 reflects the net unrealized gain on investments in bonds available-for-sale of $207,949. The balance sheet as of March 30, 1998 and the statements of operations for the three and six month periods ended September 29, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

3.   Investments in Bonds Available-For-Sale

     As of September 29, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                       Gross              Gross
                                                   Amortized         unrealized         unrealized       Estimated
        Description and maturity                     cost              gains              losses         fair value
      --------------------------                 -------------      -----------         -----------      -----------

      Corporate debt securities
        Within one year                          $     201,720      $     2,110         $       --       $   203,830
        After one year through five years              760,088           34,371                 --           794,459
        After five years through ten years           1,667,581          108,513                 --         1,776,094
        After ten years                                202,533              --                 (83)          202,450
                                                 -------------      -----------         ----------       -----------
                                                     2,831,922          144,994                (83)        2,976,833
                                                 -------------      -----------         ----------       -----------

      U.S. Treasury debt securities
        After five years through ten years             502,630           59,516                 --           562,146
                                                 -------------      -----------         ----------       -----------

      U.S. government and agency securities
        After five years through ten years             571,154            3,522                 --           574,676
                                                 -------------      -----------         ----------       -----------
                                                 $   3,905,706      $   208,032         $      (83)      $ 4,113,655
                                                 =============      ===========         ==========       ===========


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $45,877,165. As of June 30, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $91,641,000 and accrued interest payable on such loans totaling approximately $4,698,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 1998, the investment in Local Partnerships activity consists of the following:

         Investment in Local Partnerships as of March 30, 1998                  $ 15,304,416

         Equity in loss of investment in Local Partnerships                       (1,057,244)*

         Cash distributions received from Local Partnerships                        (127,415)

         Cash distributions classified as other income                                   388
                                                                                ------------
         Investment in Local Partnerships as of September 29, 1998              $ 14,120,145
                                                                                ============


     *Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $354,726 for the six months ended June 30, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1998 and December 31, 1997 are as follows:

                                                                         June 30,                December 31,
                                                                           1998                     1997
                                                                      --------------           ---------------
     ASSETS

     Cash and cash equivalents                                         $   3,466,128             $   4,208,629
     Rents receivable                                                        631,810                   334,976
     Escrow deposits and reserves                                          5,887,883                 5,438,953
     Land                                                                  4,180,673                 4,180,673
     Buildings and improvements (net of accumulated depreciation of
        $44,712,256 and $42,156,402)                                      95,373,964                97,712,120
     Intangible assets (net of accumulated amortization of
        $1,009,098 and $962,322)                                           1,671,593                 1,718,369
     Other                                                                 1,026,872                 1,082,118
                                                                       -------------             -------------

                                                                       $ 112,238,923             $ 114,675,838
                                                                       =============             =============

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Liabilities

       Accounts payable and accrued expenses                           $   1,492,658             $   1,386,630
       Due to related parties                                              4,517,263                 4,763,846
       Mortgage loans                                                     91,640,583                92,291,126
       Notes payable                                                       2,484,981                 2,599,572
       Accrued interest                                                    4,697,511                 4,603,549
       Other                                                                 765,209                   630,192
                                                                       -------------             -------------

                                                                         105,598,205               106,274,915
                                                                       -------------             -------------
     Partners' equity (deficit)

       American Tax Credit Properties II L.P.
         Capital contributions, net of distributions                      44,895,291                45,045,349
         Cumulative loss                                                 (30,768,317)              (29,711,073)
                                                                       -------------             -------------

                                                                          14,126,974                15,334,276
                                                                       -------------             -------------

       General partners and other limited partners, including
         ATCP & ATCP III
            Capital contributions, net of distributions                    3,327,604                 3,363,369
            Cumulative loss                                              (10,813,860)              (10,296,722)
                                                                       -------------            --------------

                                                                          (7,486,256)               (6,933,353)
                                                                       -------------            --------------

                                                                           6,640,718                 8,400,923
                                                                       -------------            --------------

                                                                       $ 112,238,923            $  114,675,838
                                                                       =============            ==============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                                     Three Months        Six Months      Three Months       Six Months
                                                        Ended              Ended            Ended             Ended
                                                       June 30,           June 30,         June 30,          June 30,
                                                         1998               1998             1997              1997
                                                   ---------------     -------------     -------------   ---------------

      REVENUE

      Rental                                        $   5,205,437      $ 10,295,150     $   5,025,072     $  10,026,208
      Interest and other                                  113,467           240,467           108,533           220,775
                                                    -------------      ------------     -------------     -------------

      TOTAL REVENUE                                     5,318,904        10,535,617         5,133,605        10,246,983
                                                    -------------      ------------     -------------     -------------

      EXPENSES

      Administrative                                      906,854         1,772,390           806,555         1,594,037
      Utilities                                           575,151         1,370,140           574,729         1,411,524
      Operating, maintenance and other                  1,033,776         1,957,070           989,416         1,950,579
      Taxes and insurance                                 591,523         1,187,268           605,345         1,201,913
      Financial (including amortization of
       $25,911, $46,776, $24,484 and $45,974)           1,632,522         3,267,277         1,659,660         3,298,117
      Depreciation                                      1,258,992         2,555,854         1,447,156         2,745,814
                                                    -------------     -------------     -------------      ------------

      TOTAL EXPENSES                                    5,998,818        12,109,999         6,082,861        12,201,984
                                                    -------------     -------------     -------------      ------------

      NET LOSS                                      $    (679,914)    $  (1,574,382)    $    (949,256)     $ (1,955,001)
                                                    =============     =============     =============      ============

      NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties II L.P.        $    (438,011)    $  (1,057,244)    $    (756,501)     $ (1,513,381)
      General partners and other limited
        partners, including ATCP &
        ATCP III, which  includes  $149,881,
        $354,726,  $77,465 and $216,612 of
        American Tax Credit Properties II L.P.
        loss in excess of investment                     (241,903)         (517,138)         (192,755)         (441,620)
                                                    -------------     -------------     -------------      ------------

                                                    $    (679,914)    $  (1,574,382)    $    (949,256)     $ (1,955,001)
                                                    =============     =============     =============      ============


     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1998, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 1998, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $192,000 during the six months ended September 29, 1998 (which included a net unrealized gain on investments in bonds of approximately $130,000, amortization of net premium on investments in bonds of approximately $17,000 and accretion of zero coupon bonds of approximately $20,000). Notwithstanding circumstances that may arise in connection with the Properties (see Local Partnership Matters - Christian Street Local Partnerships below), Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1998 of $1,057,244 and cash distributions received from Local Partnerships of $127,415 (exclusive of distributions from Local Partnerships of $388 classified as other income). Accounts payable and accrued expenses and payable to general partner in the accompanying balance sheet as of September 29, 1998 include deferred administration fees and management fees, respectively.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 4 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended September 29, 1998 and 1997 resulted in net losses of $513,594 and $836,571, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $318,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $72,000 in accordance with the equity method of accounting and the decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the three months ended September 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $111,728 and $76,238, respectively.

The Local Partnerships' net loss of approximately $680,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $5,319,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,714,000 and approximately $1,285,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $949,000 for the three months ended June 30, 1997 was attributable to rental and other revenue of approximately $5,134,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,611,000 and approximately $1,472,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 1998 and 1997 resulted in net losses of $1,235,783 and $1,676,523, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $456,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $138,000 in accordance with the equity method of accounting and the decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the six months ended September 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $129,784 and $148,114, respectively.

The Local Partnerships' net loss of approximately $1,574,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $10,536,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $9,507,000 and approximately $2,603,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $1,955,000 for the six months ended June 30, 1997 was attributable to rental and other revenue of approximately $10,247,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $9,410,000 and approximately $2,792,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. Seven Local Partnerships have one or more HAP Contracts, certain of which cover only certain rental units, which are scheduled to expire in 1999, of which six Local Partnerships had HAP Contracts extended during 1998 for one year and one Local Partnership has a HAP Contract scheduled to expire in December 1998. In addition, the Local Partnerships have various financing structures which include
(i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 1998, revenue from operations of the Local Partnerships, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Christian Street Associates Limited Partnership and 2000-2100 Christian Street Associates (collectively the "Christian Street Local Partnerships"), which Local Partnerships have certain common general partner interests and a common mortgage lender, require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the respective mortgages. The properties have experienced ongoing operating deficits, and as of June 30, 1998, the Local General Partners have advanced approximately $1,065,000 to the Christian Street Local Partnerships, which amount includes deferred property management fees. However, the Local General Partners, which have fulfilled their respective deficit guarantees, have informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. The Local General Partners have also informed Registrant that the Christian Street Local Partnerships are current under their respective first mortgage obligations as a result of the Local General Partners' funding of operating deficits and deferral of property management fees. The Local General Partners have approached the lender and are attempting to restructure the loans; however the lender has indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. There can be no assurance that any such restructuring will be achieved. The
Christian Street Local Partnerships have incurred operating deficits of approximately $133,000 for the six months ended June 30, 1998, which includes property management fees of approximately $21,000. The Christian Street Local Partnerships have allocated approximately 7.5 years of Low-income Tax Credits to Registrant through December 31, 1997. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant may incur substantial recapture of Low-income Tax Credits.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In an attempt to avoid adverse tax consequences, Registrant has been conducting discussions with the Local General Partners whereby Registrant and the Local General Partners would agree to share the funding of operating deficits up to a maximum annual amount. Registrant's investment balances in the Christian Street Local Partnerships, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 9% is allocated from the Christian Street Local Partnerships and are scheduled to expire in 2000.

During the six months ended June 30, 1998, Forest Village Housing Partnership (the "Forest Village Local Partnership") incurred an operating deficit of approximately $19,000, resulting primarily from costs associated with increased vacancies, tenant turnover and maintenance costs and is in arrears under its first and second mortgages as of October 31, 1998. Registrant's investment balance in the Forest Village Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1995. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Forest Village Local Partnership.

During the six months ended June 30, 1998, Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") incurred an operating deficit of approximately $25,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Ann Ell Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1994. Of Registrant's total annual Low-income Tax Credits, less than 1% is allocated from the Ann Ell Local Partnership.

The terms of the partnership agreement of Batesville Family, L.P. (the "Batesville Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Batesville Local Partnership incurred an operating deficit of approximately $16,000 for the six months ended June 30, 1998, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Batesville Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual income Low-income Tax Credits, less than 1% is allocated from the Batesville Local Partnership.

Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") is a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability is approximately $300,000. The Littleton Local Partnership appealed the result of the trial and filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit. Although the Local General Partner expects the incident to be covered by insurance, it agreed to indemnify the Littleton Local Partnership and established an escrow of approximately $325,000 from development proceeds in the event the Littleton Local Partnership is unsuccessful in its appeal and its action against the construction period insurance companies.

Adoption of Accounting Standard

On March 31, 1998, Registrant adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not materially impacted Registrant's financial position and results of operations.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") is a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability is approximately $300,000. The Littleton Local Partnership appealed the result of the trial and filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit. Although the Local General Partner of the Littleton Local Partnership expects the incident to be covered by insurance, it agreed to indemnify the Littleton Local Partnership and established an escrow of approximately $325,000 from development proceeds in the event the Littleton Local Partnership is unsuccessful in its appeal and its action against the construction period insurance companies.

          Registrant is not aware of any other material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None; see Item 5 regarding a mortgage default of a Local Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Forest Village Housing Partnership (the "Forest Village Local Partnership") reports that the Forest Village Local Partnership is in arrears under its first and second mortgages as of October 31, 1998.

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


Dated: November 13, 1998                                /s/  Richard Paul Richman
       -----------------                                -------------------------
                                                             Richard Paul Richman
                                                             President, Chief Executive Officer and
                                                             Director of the general partner of the
                                                             General Partner


Dated: November 13, 1998                                /s/  Neal Ludeke
       -----------------                                ----------------
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
