Form 10-Q
period 1998-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1999-02-12
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

   (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 1998

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________


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

Yes   X    No     .

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION



     Item 1. Financial Statements


      Table of Contents                                                   Page


     Balance Sheets as of December 30, 1998 (Unaudited)
        and March 30, 1998 (Unaudited)......................................3

     Statements of Operations for the three and
        nine month periods ended December 30, 1998 (Unaudited)
        and December 30, 1997 (Unaudited)...................................4

     Statements of Cash Flows for the nine months
        ended December 30, 1998 (Unaudited)
        and December 30, 1997 (Unaudited)...................................5

     Notes to Financial Statements as of December 30, 1998 (Unaudited)......7

                                           AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                       BALANCE SHEETS
                                                         (UNAUDITED)

                                                                              December 30,        March 30,
                                                                Notes            1998               1998
                                                                -----         ------------      ------------

ASSETS

Cash and cash equivalents                                                    $     596,950      $     513,536
Investments in bonds available-for-sale                            3             4,041,173          4,270,266
Investment in local partnerships                                   4            13,590,637         15,304,416
Interest receivable                                                                 64,617             74,378
                                                                             -------------      -------------
                                                                             $  18,293,377      $  20,162,596
                                                                             =============      =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                     $     636,932      $     639,905
   Payable to general partner                                                      563,358            546,015
   Other                                                                            48,600             55,600
                                                                             -------------      -------------
                                                                                 1,248,890          1,241,520
                                                                             -------------      -------------
Commitments and contingencies                                      4

Partners' equity (deficit)

   General partner                                                                (323,747)          (304,342)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                      17,226,172         19,147,253
   Accumulated other comprehensive income, net                    2,3              142,062             78,165
                                                                             -------------      -------------

                                                                                17,044,487         18,921,076
                                                                             -------------      -------------
                                                                             $  18,293,377      $  20,162,596
                                                                             =============      =============



                                            See Notes to Financial Statements.

                                                  AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                        STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)

                                                     Three Months       Nine Months       Three Months       Nine Months
                                                        Ended             Ended              Ended             Ended
                                                     December 30,      December 30,       December 30,      December 30,
                                            Notes        1998              1998              1997               1997
                                            -----    ------------      ------------       -------------     -------------

REVENUE

Interest                                               $     80,253      $    262,677      $     87,207       $    267,002
Other income from local partnerships          4                                   388                                  388
                                                       ------------      ------------      ------------       ------------
TOTAL REVENUE                                                80,253           263,065            87,207            267,390
                                                       ------------      ------------      ------------       ------------

EXPENSES

Administration fees                                          74,826           224,479            74,826            224,479
Management fees                                              74,826           224,479            74,826            224,479
Professional fees                                            21,222            63,787            30,342             59,308
Printing, postage and other                                  10,272            29,752             9,934             24,987
                                                       ------------      ------------      ------------       ------------
TOTAL EXPENSES                                              181,146           542,497           189,928            533,253
                                                       ------------      ------------      ------------       ------------
Loss from operations                                       (100,893)         (279,432)         (102,721)          (265,863)

Equity in loss of investment in local
   partnerships                               4            (603,810)       (1,661,054)         (571,913)        (2,085,294)
                                                       ------------      ------------      ------------       ------------
NET LOSS                                                   (704,703)       (1,940,486)         (674,634)        (2,351,157)

Other comprehensive income (loss)            2,3            (65,887)           63,897            45,772            193,886
                                                       ------------      ------------      ------------       ------------

COMPREHENSIVE LOSS                                     $   (770,590)     $ (1,876,589)     $   (628,862)      $ (2,157,271)
                                                       ============      ============      ============       ============

NET LOSS ATTRIBUTABLE TO

   General partner                                     $     (7,047)     $    (19,405)     $     (6,746)      $    (23,512)
   Limited partners                                        (697,656)       (1,921,081)         (667,888)        (2,327,645)
                                                       ------------      ------------      ------------       ------------
                                                       $   (704,703)     $ (1,940,486)     $   (674,634)      $ (2,351,157)
                                                       ============      ============      ============       ============
NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                               $     (12.51)     $     (34.46)     $     (11.98)      $     (41.75)
                                                       ============      ============      ============       ============

                       See Notes to Financial Statements.



                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                      1998              1997
                                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                                   $ 265,428         $ 279,338
Cash used for local partnerships for deferred expenses                                 (7,000)           (7,000)
Cash paid for
   administration fees                                                               (207,136)         (187,138)
   management fees                                                                   (207,136)         (187,138)
   professional fees                                                                  (75,287)          (79,055)
   printing, postage and other expenses                                               (38,568)          (39,107)
                                                                                    ---------         ---------
Net cash used in operating activities                                                (269,699)         (220,100)
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                           129,915           160,946
Maturity/redemption of bonds                                                          300,000           130,000
Advances to local partnerships                                                        (76,802)
Investment in local partnerships                                                                       (184,503)
Investments in bonds (includes $1,089 of accrued interest)                                              (51,589)
                                                                                    ---------         ---------
Net cash provided by investing activities                                             353,113            54,854
                                                                                    ---------         ---------

Net increase (decrease) in cash and cash equivalents                                   83,414          (165,246)

Cash and cash equivalents at beginning of period                                      513,536           674,160
                                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 596,950         $ 508,914
                                                                                    =========         =========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                     $  63,897         $ 193,886
                                                                                    =========         =========


 See reconciliation of net loss to net cash used in operating activities on page 6.

                       See Notes to Financial Statements.

                                              AMERICAN TAX CREDIT PROPERTIES II L.P.
                                              STATEMENTS OF CASH FLOWS - (Continued)
                                           NINE MONTHS ENDED DECEMBER 30, 1998 AND 1997
                                                           (UNAUDITED)




                                                                                     1998               1997
                                                                                 ------------      --------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                         $  (1,940,486)      $ (2,351,157)

Adjustments to reconcile net loss to net cash used in operating activities

      Equity in loss of investment in local partnerships                             1,661,054          2,085,294
      Distributions from local partnerships classified as other income                    (388)              (388)
      Gain on maturity/redemption of investments in bonds                              (11,403)
      Amortization of net premium on investments in bonds                               33,839             33,175
      Accretion of zero coupon bonds                                                   (29,446)           (30,957)
      Decrease in interest receivable                                                    9,761             10,118
      Increase (decrease) in accounts payable and accrued expenses                      (2,973)             3,474
      Increase in payable to general partner                                            17,343             37,341
      Decrease in other liabilities                                                     (7,000)            (7,000)
                                                                                 -------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                                            $    (269,699)      $   (220,100)
                                                                                 =============       ============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1998
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications of amounts have been made to conform to the current period presentation.

 2.   Comprehensive Income

     On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income (loss), as well as comprehensive loss. Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive income (loss) in the accompanying statements of operations for the three and nine month periods ended December 30, 1998 resulted from a net unrealized gain
(loss) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheet as of December 30, 1998 reflects the net unrealized gain on investments in bonds available-for-sale. The balance sheet as of March 30, 1998 and the statements of operations for the three and nine month periods ended December 30, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

3.   Investments in Bonds Available-For-Sale

     As of December 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                          Gross              Gross
                                                     Amortized         unrealized          unrealized        Estimated
Description and maturity                                cost              gains              losses         fair value
-----------------------------------------             ---------        -----------         ----------       ----------
Corporate debt securities
   Within one year                                  $   201,290       $       526         $       -        $   201,816
   After one year through five years                    758,652            23,762             (2,412)          780,002
   After five years through ten years                 1,666,766            83,558               (202)        1,750,122
   After ten years                                      195,299                 -             (3,753)          191,546
                                                    -----------       -----------         ----------       -----------
                                                      2,822,007           107,846             (6,367)        2,923,486
                                                    -----------       -----------         ----------       -----------
U.S. Treasury debt securities
   After five years through ten years                   512,481            42,642                  -           555,123
                                                    -----------       -----------         ----------       -----------
U.S. government and agency securities
   After five years through ten years                   564,623             2,307             (4,366)          562,564
                                                    -----------       -----------         ----------       -----------
                                                    $ 3,899,111       $   152,795         $  (10,733)      $ 4,041,173
                                                    ===========       ===========         ==========       ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $45,877,165. As of September 30, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $91,338,000 and accrued interest payable on such loans totaling approximately $4,862,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 1998, the investment in Local Partnerships activity consists of the following:

         Investment in Local Partnerships as of March 30, 1998                  $  15,304,416

         Equity in loss of investment in Local Partnerships                        (1,584,252)*

         Cash distributions received from Local Partnerships                         (129,915)

         Cash distributions classified as other income                                    388
                                                                                -------------
         Investment in Local Partnerships as of December 30, 1998               $  13,590,637
                                                                                =============


     *Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates (the "2000-2100 Christian Street Local Partnership") and Christian Street Associates Limited Partnership (the "Christian Street Local Partnership") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of the Christian Street Local Partnership and through September 30, 2000 in the case of the 2000-2100 Christian Street Local
Partnership. Either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of the Christian Street Local Partnership and $132,000 in the case of the 2000-2100 Christian Street Local Partnership. The Partnership has made advances of $16,500 and $21,000 to the 2000-2100 Christian Street Local Partnership and the Christian Street Local Partnership, respectively, as of December 30, 1998. In addition, the Partnership has made advances of $39,302 to Forest Village Housing Partnership during the nine months ended December 30, 1998. All such advances have been treated as additional equity in the respective Local Partnerships and have been included in equity in loss of investment in Local Partnerships in the accompanying statements of operations for the three and nine month periods ended December 30, 1998, but are not reflected in the above reconciliation or the combined statements of operations of the Local Partnerships for the periods ended September 30, 1998 included in Note 4 herein. Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $532,417 for the nine months ended September 30, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.

     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined  balance sheets of the Local  Partnerships as of September 30,
1998 and December 31, 1997 are as follows:
                                                                       September 30,          December 31,
                                                                           1998                   1997
                                                                      --------------         --------------
ASSETS

Cash and cash equivalents                                             $    3,486,342         $    4,208,629
Rents receivable                                                             640,873                334,976
Escrow deposits and reserves                                               5,933,461              5,438,953
Land                                                                       4,180,673              4,180,673
Buildings and improvements (net of accumulated depreciation of
   $46,049,115 and $42,156,402)                                           94,224,181             97,712,120
Intangible assets (net of accumulated amortization of
   $1,025,169 and $962,322)                                                1,648,203              1,718,369
Other                                                                      1,109,771              1,082,118
                                                                      --------------         --------------
                                                                      $  111,223,504         $  114,675,838
                                                                      ==============         ==============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                               $    1,614,819         $    1,386,630
  Due to related parties                                                   4,486,271              4,763,846
  Mortgage loans                                                          91,338,418             92,291,126
  Notes payable                                                            2,428,750              2,599,572
  Accrued interest                                                         4,861,832              4,603,549
  Other                                                                      678,128                630,192
                                                                      --------------         --------------
                                                                         105,408,218            106,274,915
                                                                      --------------         --------------
Partners' equity (deficit)

  American Tax Credit Properties II L.P.
       Capital contributions, net of distributions                        44,895,291             45,045,349
       Cumulative loss                                                   (31,295,325)           (29,711,073)
                                                                      --------------         --------------
                                                                          13,599,966             15,334,276
                                                                      --------------         --------------
  General partners and other limited partners, including
       ATCP & ATCP III
          Capital contributions, net of distributions                      3,323,950              3,363,369
          Cumulative loss                                                (11,108,630)           (10,296,722)
                                                                      --------------         --------------
                                                                          (7,784,680)            (6,933,353)
                                                                      --------------         --------------
                                                                           5,815,286              8,400,923
                                                                      --------------         --------------
                                                                      $  111,223,504         $  114,675,838
                                                                      ==============         ==============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                                       Three Months       Nine Months       Three Months      Nine Months
                                                          Ended              Ended             Ended             Ended
                                                       September 30,      September 30,     September 30,     September 30,
                                                           1998              1998              1997               1997
                                                       -------------      ------------     ------------      --------------

      REVENUE

      Rental                                           $   5,075,956     $  15,371,106     $   4,993,299     $   15,019,507
      Interest and other                                     118,484           358,951           130,599            351,374
                                                       -------------     -------------     -------------     --------------

      TOTAL REVENUE                                        5,194,440        15,730,057         5,123,898         15,370,881
                                                       -------------     -------------     -------------     --------------
      EXPENSES

       Administrative                                        843,258         2,615,648           783,192          2,377,229
       Utilities                                             575,702         1,945,842           498,229          1,909,753
       Operating, maintenance and other                    1,160,151         3,117,221         1,065,494          3,016,073
       Taxes and insurance                                   500,950         1,688,218           581,498          1,783,411
      Financial (including amortization of
        $23,390, $70,166, $23,134 and $68,782)             1,596,077         4,863,354         1,633,244          4,931,361
       Depreciation                                        1,340,080         3,895,934         1,292,464          4,038,278
                                                       -------------     -------------     -------------     --------------
      TOTAL EXPENSES                                       6,016,218        18,126,217         5,854,121         18,056,105
                                                       -------------     -------------     -------------     --------------

      NET LOSS                                         $    (821,778)    $  (2,396,160)    $    (730,223)    $   (2,685,224)
                                                       =============     =============     =============     ==============

      NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties II L.P.           $    (527,008)    $  (1,584,252)    $    (571,913)    $   (2,085,294)
      General partners and other limited partners,
        including ATCP & ATCP III, which includes
        $177,691, $532,417, $81,671 and $298,283
        of Partnership loss in excess of investment         (294,770)         (811,908)         (158,310)          (599,930)
                                                       -------------     -------------     -------------     --------------
                                                       $    (821,778)    $  (2,396,160)    $    (730,223)    $   (2,685,224)
                                                       =============     =============     =============     ==============


     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

     As of December 30, 1998, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 1998, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to 2000-2100 Christian Street Associates and Christian Street Associates Limited Partnership (collectively the "Christian Street Local Partnerships") and Forest Village Housing Partnership (the "Forest Village Local Partnership") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $146,000 during the nine months ended December 30, 1998 (which included a net unrealized gain on investments in bonds of approximately $64,000, amortization of net premium on investments in bonds of approximately $34,000 and accretion of zero coupon bonds of approximately $29,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1998 of $1,584,252 and cash distributions received from Local Partnerships of $129,915 (exclusive of distributions from Local Partnerships of $388 classified as other income). Accounts payable and accrued expenses and payable to general partner in the accompanying balance sheet as of December 30, 1998 include deferred administration fees and management fees, respectively.

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

     Registrant's operations for the three months ended December 30, 1998 and 1997 resulted in net losses of $704,703 and $674,634, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $32,000, which is primarily the result of advances to certain Local Partnerships recorded as equity in loss of investment in Local Partnerships and an increase in the net operating losses of those Local Partnerships in which Registrant has an investment balance, partially offset by an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships in accordance with the equity method of accounting. Other comprehensive income (loss) for the three months ended December 30, 1998 and 1997 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $(65,887) and $45,772, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The Local Partnerships' net loss of approximately $822,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $5,194,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,653,000 and approximately $1,363,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $730,000 for the three months ended September 30, 1997 was attributable to rental and other revenue of approximately $5,124,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,538,000 and approximately $1,316,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

     Registrant's operations for the nine months ended December 30, 1998 and 1997 resulted in net losses of $1,940,486 and $2,351,157, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $424,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships in accordance with the equity method of accounting and a decrease in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance, partially offset by advances to certain Local Partnerships recorded as equity in loss of investment in Local Partnerships. Other comprehensive income for the nine months ended December 30, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $63,897 and $193,886, respectively.

     The Local Partnerships' net loss of approximately $2,396,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $15,730,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $14,160,000 and approximately $3,966,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $2,685,000 for the nine months ended September 30, 1997 was attributable to rental and other revenue of approximately $15,371,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $13,949,000 and approximately $4,107,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United
States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. Seven Local Partnerships have one or more HAP Contracts, certain of which cover only certain rental units, which are scheduled to expire in 1999, of which six Local Partnerships had HAP Contracts extended during 1998. In addition, the Local Partnerships have various financing structures which include
(i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 1998, revenue from operations of the Local Partnerships, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service with the exception of the Christian Street Local Partnerships and the Forest Village Local Partnership. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The terms of the partnership agreements of the Christian Street Local Partnerships, which Local Partnerships have certain common general partner interests and a common mortgage lender, require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the respective mortgages. The properties have experienced ongoing operating deficits and, as of September 30, 1998, the Local General Partners have advanced approximately $1,085,000 to the Christian Street Local Partnerships, which amount includes deferred property management fees. However, the Local General Partners, which have fulfilled their respective deficit guarantees, had informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. The Local General Partners had also informed Registrant that the Christian Street Local Partnerships are current under their respective first mortgage obligations as a result of the Local General Partners' funding of operating deficits and deferral of property management fees. The Local General Partners have approached the lender and are attempting to restructure the loans; however, the lender has indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. There can be no assurance that any such restructuring will be achieved. The
Christian Street Local Partnerships have incurred operating deficits of approximately $155,000 for the nine months ended September 30, 1998, which includes property management fees of approximately $30,000. The Christian Street Local Partnerships have allocated approximately 8.5 years of Low-income Tax Credits to Registrant through December 31, 1998. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant may incur substantial recapture of Low-income Tax Credits. However, effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of the Christian Street Local Partnerships agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street Associates Limited Partnership and through September 30, 2000 in the case of 2000-2100 Christian Street Associates. Either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street Associates Limited Partnership and $132,000 in the case of 2000-2100 Christian Street Associates. The Local General Partners of the Christian Street Local Partnerships have agreed to cause the management agent to accrue and defer its management fees during the period of the agreements. The accrued management fees will not be included when determining the operating deficits. In addition, Registrant and the Local General Partners have each funded $37,500 to the Christian Street Local Partnerships under the terms of the agreements through December 30, 1998. Registrant's investment balances in the Christian Street Local Partnerships, after cumulative equity losses, became zero during the year ended March 30, 1997. Accordingly, such advances have been included in equity in loss of investment in Local Partnerships in Registrant's statements of operations for the three and nine month periods ended December 30, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 9% is allocated from the Christian Street Local Partnerships and are scheduled to expire in 2000.

     During the nine months ended September 30, 1998, the Forest Village Local Partnership incurred an operating deficit of approximately $35,000, resulting primarily from costs associated with increased vacancies, tenant turnover and maintenance costs. Registrant utilized reserves of approximately $39,000 during the nine months ended December 30, 1998 in connection with the Forest Village Local Partnership. Registrant's investment balance in the Forest Village Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1995. Since the reimbursement of such amounts is not likely to occur based upon the anticipated cash flow of such Local Partnership, such expenditures were included in equity in loss of investment in Local Partnerships in Registrant's statements of operations for the three and nine month periods ended December 30, 1998. As of September 30, 1998, the Forest Village Local Partnership is three months in arrears under its first mortgage and one month in arrears under its second mortgage. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Forest Village Local Partnership.

     During the nine months ended September 30, 1998, Ann Ell Apartments Associates, Ltd. (the "Ann Ell Local Partnership") incurred an operating deficit of approximately $40,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Ann Ell Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1994. Of Registrant's total annual Low-income Tax Credits, less than 1% is allocated from the Ann Ell Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The terms of the partnership agreement of Batesville Family, L.P. (the "Batesville Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Batesville Local Partnership incurred an operating deficit of approximately $21,000 for the nine months ended September 30, 1998, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Batesville Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual income Low-income Tax Credits, less than 1% is allocated from the Batesville Local Partnership.

     Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") was a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability was approximately $300,000. The Littleton Local Partnership appealed the court's decision and filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit. The parties have reached a settlement resulting in no adverse economic impact to the Littleton Local Partnership.

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

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be timely converted. There can be no assurance that a failure to convert by another entity would not have a material adverse impact on Registrant.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Littleton Avenue Community Village, L.P. (the "Littleton Local Partnership") was a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by the Littleton Local Partnership. In November 1995 the Littleton Local Partnership and one co-defendant were found liable in the lawsuit, of which the Littleton Local Partnership's potential liability was approximately $300,000. The Littleton Local Partnership appealed the court's decision and filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit. The parties have reached a settlement resulting in no adverse economic impact to the Littleton Local Partnership.

          Registrant is not aware of any other material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None; see Item 5 regarding a mortgage default of a Local Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Forest Village Housing Partnership (the "Forest Village Local Partnership") reports that the Forest Village Local Partnership is in arrears under its first and second mortgages as of January 31, 1999.

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


Dated: February 12, 1999                                /s/  Richard Paul Richman
       ----------------                                 -------------------------
                                                             Richard Paul Richman
                                                             President, Chief Executive Officer and
                                                             Director of the general partner of the
                                                             General Partner


Dated: February 12, 1999                                /s/  Neal Ludeke
       ----------------                                 ----------------
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

