Form 10-K
period 1999-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1999-06-29
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 1999

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                  transition period from _________ to _________

                                     0-18405
--------------------------------------------------------------------------------
                            (Commission File Number)

                     American Tax Credit Properties II L.P.
      (Exact name of registrant as specified in its governing instruments)

        Delaware                                         13-3495678
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of organization)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                     06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:               (203) 869-0900
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

        None                                                     None
---------------------                                   ------------------------
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

                                     PART I

Item 1.  Business

Formation

American Tax Credit Properties II L.P. ("Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in fifty such Properties including one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

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

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on April 21, 1989 pursuant to the Securities Act of 1933 under Registration Statement File No. 33-25337, and was declared effective on May 9, 1989. Reference is made to the prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 47 through 70 of the Prospectus is incorporated herein by reference.

On June 14, 1989, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 100,000 units of limited partnership interest ("Unit") at $1,000 per Unit to investors. On June 28, 1989, July 31, 1989 and September 22, 1989, the closings for 13,533, 20,560 and 21,653 Units, respectively, took place, amounting to aggregate limited partners' capital contributions of $55,746,000.

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

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1998, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP of Santa Juanita are 64.36% and 34.64%, respectively. In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:


                                                             Registrant            ATCP III
                                                             ----------            --------
           Batesville Family, L.P.                              37.25%               61.75%
           Bruce Housing Associates, L.P.                       37.25                61.75
           Carrington Limited Dividend Housing
             Association Limited Partnership                    33.05                65.95
           Ivy Family, L.P.                                     37.25                61.75
           Lawrence Road Properties, Ltd.                       37.25                61.75
           Mirador del Toa Limited Partnership                  39.94                59.06
           Purvis Heights Properties, L.P.                      37.25                61.75
           Queen Lane Investors                                 50.50                48.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships' Section 8 contracts, certain of which cover only certain, rental units, are scheduled to expire in 1999.


                                                                                            Mortgage
Name of Local Partnership                        Number                                loans payable as of
Name of apartment complex                       of rental            Capital              December 31,            Subsidy
Apartment complex location                        units           contribution                1998            (see footnotes)
--------------------------                      ---------         ------------         -------------------    ---------------

1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas                                     60            $     130,796         $    509,860                 (1a&g)

2000-2100 Christian Street Associates
Christian Street Apartments II
Philadelphia, Pennsylvania                          57                1,406,949            2,647,362                 (1c&f)

Ann Ell Apartments Associates, Ltd.
Ann Ell Apartments
Miami Beach, Florida                                54                  809,177            2,305,690                   (1c)

Auburn Hills Apartments Limited
   Partnership
Auburn Hills Apartments
Cabot, Arkansas                                     24                  201,649              798,696                   (1c)

Auburn Hills Townhouses Limited
   Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan                                  250                3,206,110            6,456,493                 (1a&g)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                             48                  160,741 (2)        1,441,209                   (1c)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi                              60                  197,808              855,027                   (1c)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                  40                  122,814 (2)        1,110,021                 (1c&d)

Canton Partners, L.P.
Pecan Village
Canton, Mississippi                                 48                  380,199            1,442,732                   (1c)

Carrington Limited Dividend Housing
   Association Limited Partnership
Carrington Place
Farmington Hills, Michigan                         100                1,058,976 (2)        3,440,212                   (1e)

Christian Street Associates Limited
   Partnership
Christian Street Apartments
Philadelphia, Pennsylvania                          72                2,355,353            2,576,533                 (1c&f)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey                                107                6,592,092            7,540,877                 (1a&c)

Cleveland Square, Ltd.
Cleveland Square Apartments
Cleveland, Texas                                    48                  223,327              843,325                   (1c)



                                                                                            Mortgage
Name of Local Partnership                        Number                                loans payable as of
Name of apartment complex                       of rental            Capital              December 31,            Subsidy
Apartment complex location                        units           contribution                1998            (see footnotes)
--------------------------                      ---------         ------------         -------------------     -------------

College Avenue Apartments Limited
   Partnership
College Avenue Apartments
Natchitoches, Louisiana                             41             $    324,847          $     604,399                (1a)

Corrigan Square, Ltd.
Corrigan Square Apartments
Corrigan, Texas                                     96                  372,833              1,451,300                (1c)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas                                  37                  296,051              1,168,522                (1c)


Dermott Villas Limited Partnership
Dermott Villas
Dermott, Arkansas                                   32                  272,802              1,065,681                (1c)

Eagle View, Ltd.
Eagle View Apartments
Clearfield, Kentucky                                24                  102,850                413,259                (1c)

Elm Hill Housing Limited Partnership
Elm Hill Housing
Boston, Massachusetts                              142                5,712,391              6,915,685                (1a)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas                                    24                  188,838                752,462                (1c)

Forest Village Housing Partnership
Forest Village Apartments
Auburn, Washington                                  89                  504,891              1,488,652              (1b&c)

Harborside Housing Limited Partnership
Cal-View Apartments
East Chicago, Indiana                              255                1,789,434              3,461,819            (1a,c&g)

Hill Com I Associates Limited
   Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania                            67                  887,635              1,296,398              (1a&g)

Hill Com II Associates Limited
   Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania                            48                  683,172              1,027,502              (1a&g)

Hughes Manor Limited Partnership
Hughes Manor
Hughes, Arkansas                                    32                  287,261              1,115,820                (1c)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                             32                   90,878 (2)            798,004              (1c&d)

Item 2.  Properties (continued)

                                                                                            Mortgage
Name of Local Partnership                        Number                                loans payable as
Name of apartment complex                       of rental            Capital            of December 31,           Subsidy
Apartment complex location                        units           contribution                1998           (see footnotes)
--------------------------                      ---------         ------------         ----------------       -------------

Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana                              312          $     3,147,863             $7,862,891          (1a,c&g)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                 24                   83,013 (2)            760,577            (1c&d)

Lexington Estates Ltd.,
   A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi                              24                  176,225                709,376              (1c)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey                                 102                3,087,138              4,303,080              (1c)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi                                   24                  176,645                701,607              (1c)

Magee Elderly, L.P.
Eastgate Manor
Magee, Mississippi                                  24                  150,952                591,718            (1c&d)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                               48                  186,717 (2)          1,887,322            (1c&d)

Nixa Heights Apartments, L.P.
Nixa Heights Apartments
Nixa, Missouri                                      40                  250,030              1,007,210              (1c)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan                                  525                3,443,762              2,807,527            (1a&g)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts                          24                  794,044                981,230              (1a)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi                          24                  152,268                600,084              (1c)

Powelton Gardens Associates
Powelton Gardens Apartments
West Philadelphia, Pennsylvania                     25                  782,958                993,656            (1a&f)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                 40                  128,419 (2)          1,149,032              (1c)




Item 2.  Properties (continued)

                                                                                            Mortgage
Name of Local Partnership                        Number                                loans payable as
Name of apartment complex                       of rental            Capital            of December 31,           Subsidy
Apartment complex location                        units           contribution                1998           (see footnotes)
--------------------------                      ---------         ------------         ----------------       -------------

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                          29            $  603,552 (2)       $   1,572,111            (1c&f)

Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi                                 24               165,582                 639,370            (1c&d)

Santa Juanita Limited Dividend
   Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                45               584,117 (2)           1,494,484            (1a&c)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi                                  24               211,823                 814,897              (1d)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia                         24               194,674                 810,495              (1c)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi                                 24               150,984                 737,957              (1c)

The Pendleton (A Louisiana
   Partnership in Commendam)
The Pendleton
Shreveport, Louisiana                               36               444,321                 613,426            (1a&c)

Trenton Heights Apartments, L.P.
Trenton Heights Apartments
Trenton, Mississippi                                40               100,434                 440,946              (1c)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi                             24               163,172                 615,502              (1c)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas                               40               288,216               1,215,710              (1c)

York Park Associates Limited Partnership
York Park Apartments
Dundalk, Maryland                                   80             2,146,200               3,963,912              (1a)
                                                                ------------         ---------------
                                                                $ 45,972,983         $    90,801,660



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

     (g) The Local Partnership's Section 8 contracts, certain of which cover only certain rental units, are scheduled to expire in 1999.

(2) Reflects amount attributable to Registrant only.

Item 3.  Legal Proceedings

As a result of increasing deficits and declining occupancy, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western
District of Washington on March 25, 1999. Forest Village has not yet filed a plan of reorganization.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of June 15, 1999 was 3,259, holding 55,746 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (2) on March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1999 and 1998.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1998 and 1997 and the cumulative Tax Credits allocated from inception through December 31, 1998 are as follows:

                                                            Historic
                                                         Rehabilitation                  Low-income
                                                          Tax Credits                   Tax Credits
                                                         --------------                 -----------
        Tax year ended December 31, 1998                 $           --                 $    144.49
        Tax year ended December 31, 1997                             --                      144.49

        Cumulative totals                                $         6.56                 $  1,302.82

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

                                                                 Years Ended March 30,
                                 ---------------------------------------------------------------------------------------
                                     1999               1998               1997              1996               1995
                                 ------------       ------------       ------------       -----------       ------------
Interest and other revenue       $    339,756       $    352,811       $    359,806       $   360,324       $    335,780
                                 ============       ============       ============       ===========       ============
Equity in loss of investment
   in local partnerships         $ (2,363,768)      $ (2,806,299)      $ (5,180,297)      $(3,514,333)      $ (3,914,008)
                                 ============       ============       ============       ===========       ============
Net loss                         $ (2,759,975)      $ (3,189,990)      $ (5,506,972)      $(3,837,432)      $ (4,266,419)
                                 ============       ============       ============       ===========       ============
Net loss per unit of limited
   partnership interest          $     (49.01)      $     (56.65)      $     (97.80)      $    (68.15)      $     (75.77)
                                 ============       ============       ============       ===========       ============

                                                                     As of March 30,
                                 ---------------------------------------------------------------------------------------
                                     1999               1998               1997              1996               1995
                                 ------------       ------------       ------------       -----------       ------------
Total assets                     $ 17,409,763       $ 20,162,596       $ 23,022,129       $28,509,605       $ 32,573,919
                                 ============       ============       ============       ===========       ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in three closings with aggregate limited partners' capital contributions of $55,746,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"); one Local Partnership owns a Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Registrant has utilized the Net Proceeds in acquiring an interest in fifty Local Partnerships.

As of March 30, 1999, Registrant has cash and cash equivalents and investments in bonds totaling $4,438,442 which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 1999, Registrant's investments in bonds represent corporate bonds of $2,617,522, U.S. Treasury bonds of $530,423 and U.S. government agency bonds of $551,379 with various maturity dates ranging from 2000 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 1999, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions and other income from Local Partnerships and utilized cash for operating expenses and investments in
Local Partnerships. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $345,000 during the year ended March 30, 1999 (which includes a net unrealized loss on investments in bonds of approximately $31,000, the amortization of net premium on investments in bonds of approximately $90,000 and the accretion of zero coupon bonds of approximately $39,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1998 of $1,741,004, an adjustment to
Registrant's carrying value of its investment in one Local Partnership in accordance with applicable accounting guidelines of $622,764 (see discussion below under Results of Operations). and cash distributions received from Local Partnerships of $131,045 (exclusive of distributions from Local Partnerships of $388 classified as other income), partially offset by investments in Local Partnerships of $95,818. Accounts payable and accrued expenses and payable to general partner in the accompanying balance sheet as of March 30, 1999 include deferred administration fees and management fees, respectively.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of the Local Partnerships, indicated, irrespective of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in Local Partnerships may be reduced if the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things). Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to an investment's carrying value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 1999, 1998 and 1997 resulted in net losses of $2,759,975, $3,189,990 and $5,506,972, respectively. The decrease in net loss from 1998 to 1999 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $443,000. The decrease in net loss from 1997 to 1998 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $2,374,000, partially offset by an increase in professional fees of approximately $46,000. Equity in loss of investment in Local Partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the carrying value of its investment in Cityside Apartments, Phase II L.P. during the year ended March 30, 1999 by $622,764, (ii) losses from impairment of long-lived assets in connection with Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street") of $7,314,852 during the year ended December 31, 1996 and (iii) changes in the net operating losses of those Local partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $2,573,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $4,892,000 and interest on non-mandatory debt of approximately $703,000, and does not include principal payments on permanent mortgages of approximately $1,219,259. The Local Partnerships' net loss of approximately $3,570,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $5,272,000 and interest on non-mandatory debt of approximately $698,000, and does not include principal payments on permanent mortgages of approximately $1,031,000. The Local Partnerships' net loss of approximately $11,942,000 for the year ended December 31, 1996 includes depreciation and amortization expense of approximately $6,115,000, interest on non-mandatory debt of approximately $695,000 and a loss from impairment of long-lived assets of approximately $7,315,000, and does not include principal payments on permanent mortgages of approximately $1,045,000. The results of operations of the Local Partnerships for the year ended December 31, 1998 are not necessarily indicative of results that may be expected in the future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Local Partnerships will have generated substantially all of the Low-income Tax Credits allocated to limited partners by December 31, 2001.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are scheduled to expire in 1999.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 1998, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreements of Christian Street and 2000 Christian Street (collectively, the "Christian Street Local Partnerships"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the respective mortgages. The properties have experienced ongoing operating deficits and, as of December 31, 1998, the Local General Partners have advanced approximately $1,058,000 to the Christian Street Local Partnerships, which amount includes deferred property management fees. However, the Local General Partners, which have fulfilled their respective deficit guarantees, had informed Registrant that they do not intend to continue to voluntarily fund the operating deficits of the properties. The Local General Partners had also informed Registrant that the Christian Street Local Partnerships are current under their respective first mortgage obligations as a result of the Local General Partners' funding of operating deficits and deferral of property management fees. The Local General Partners have approached the lender and are attempting to restructure the loans; however, the lender has indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. There can be no assurance that any such restructuring will be achieved. The Christian Street Local Partnerships have incurred operating deficits of approximately $192,000 for the year ended December 31, 1998, which includes property management fees of approximately $41,000. The Christian Street Local Partnerships have allocated approximately
8.5 years of Low-income Tax Credits to Registrant through December 31, 1998. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant may incur substantial recapture of Low-income Tax Credits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

However, effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of the Christian Street Local Partnerships agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street. Either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Local General Partners of the Christian Street Local Partnerships have agreed to cause the management agent to accrue and defer its management fees during the period of the agreements. The accrued management fees will not be included when determining the operating deficits. In addition,
Registrant and the Local General Partners have each funded $37,500 to the Christian Street Local Partnerships under the terms of the agreements through March 30, 1999. Registrant's investment balances in the Christian Street Local Partnerships, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 9% is allocated from the Christian Street Local Partnerships and are scheduled to expire in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended December 31, 1998, Forest Village Housing Partnership ("Forest Village") reported an operating deficit of approximately $51,000, resulting primarily from costs associated with increased vacancies, tenant turnover and maintenance costs. As a result of increasing deficits and declining occupancy, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. As of June 1999, the Property is approximately 81% occupied and the first and second mortgages are nine and seven months in arrears, respectively. In addition, Registrant made an advance of $44,000 during June 1999 in order to pay for needed maintenance for vacant dwelling units. Forest Village has not yet filed a plan of reorganization (the "Plan"). In the event that the Plan is confirmed, it is anticipated that Registrant will make additional advances up to $200,000 in the aggregate to make needed capital improvements to the Property. There can be no assurance that the Court will confirm the Plan. Registrant utilized reserves of approximately $39,000 during the year ended March 30, 1999 in connection with Forest Village. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Forest Village.

During the year ended December 31, 1998, Ann Ell Apartments Associates, Ltd. ("Ann Ell") incurred an operating deficit of approximately $66,000. Payments on the mortgage and real estate taxes are current. Registrant utilized reserves of approximately $19,000 during the year ended March 30, 1999 in connection with Ann Ell Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. Of Registrant's total annual Low-income Tax Credits, less than 1% is allocated from Ann Ell.

The terms of the partnership agreement of Batesville Family, L.P. ("Batesville") require the management agent to defer property management fees in order to avoid a default under the mortgage. Batesville incurred an operating deficit of approximately $11,000 for the year ended December 31, 1998, which includes property management fees of approximately $3,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Batesville, after cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual income Low-income Tax Credits, less than 1% is allocated from Batesville.

Littleton Avenue Community Village, L.P. ("Littleton") was a defendant in a lawsuit resulting from an accident in 1989 during the construction of the complex owned by Littleton. In November 1995, Littleton and one co-defendant were found liable in the lawsuit, of which Littleton's potential liability was approximately $300,000. Littleton has appealed the result of the trial and filed a lawsuit against the construction period insurance companies, which were not co-defendants in the lawsuit. During January 1999, the parties reached a settlement resulting in no adverse economic impact to Littleton.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Adoption of Accounting Standards

Registrant has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Other comprehensive income (loss) in the accompanying statements of operations resulted from net unrealized gains (losses) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheets reflects the net unrealized gain on investments in bonds available-for-sale. The statements of operations for the years ended March 30, 1998 and 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

Registrant has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Registrant is in one business segment and follows the requirements of SFAS No. 131.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the. purpose of Registrant's reporting to its investors, will be timely converted. Registrant has corresponded with the Local Partnerships to ensure their awareness of the Y2K issue and has requested details regarding their efforts to ensure compliance. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2023, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an underperforming Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

The Properties are generally located where there is a demand for low-income housing. Accordingly, there is a significant likelihood that new low-income housing properties could be built in the general vicinity of the respective Properties. As a result, the respective Properties' ability to operate at high occupancy levels is subject to competition from newly built low-income housing.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 8.  Financial Statements and Supplementary Data


                                Table of Contents
                                                                            Page

Independent Auditors' Report..................................................16

Balance Sheets................................................................17

Statements of Operations......................................................18

Statements of Changes in Partners' Equity (Deficit)...........................19

Statements of Cash Flows......................................................20

Notes to Financial Statements.................................................22




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report


To the Partners
American Tax Credit Properties II L.P.


         We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1999, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder and Silverman

Bethesda, Maryland
May 13, 1999

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                             MARCH 30, 1999 AND 1998





                                                                           Notes         1999                1998
                                                                           -----     ------------        ------------

ASSETS

Cash and cash equivalents                                                   3,9      $    739,118        $    513,536
Investments in bonds available-for-sale                                     4,9         3,699,324           4,270,266
Investment in local partnerships                                            5,8        12,905,421          15,304,416
Interest receivable                                                          9             65,900              74,378
                                                                                     ------------        ------------
                                                                                     $ 17,409,763        $ 20,162,596
                                                                                     ============        ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                     8       $    645,210        $    639,905
   Payable to general partner                                               6,8           585,806             546,015
   Other                                                                                   48,600              55,600
                                                                                     ------------        ------------
                                                                                        1,279,616           1,241,520
                                                                                     ------------        ------------
Commitments and contingencies                                               5,8

Partners' equity (deficit)                                                  2,4

   General partner                                                                      (331,942)           (304,342)
   Limited partners (55,746 units of limited partnership
     interest outstanding)
                                                                                      16,414,878          19,147,253
   Accumulated other comprehensive income, net                                            47,211              78,165
                                                                                    ------------        ------------
                                                                                      16,130,147          18,921,076
                                                                                    ------------        ------------
                                                                                    $ 17,409,763        $ 20,162,596
                                                                                    ============        ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997


                                               Notes           1999                 1998                  1997
                                               -----       ------------         ------------          ------------


REVENUE

Interest                                                   $    339,368         $    351,463          $    359,806

Other income from local partnerships                                388                1,348
                                                           ------------         ------------          ------------
TOTAL REVENUE                                                   339,756              352,811               359,806
                                                           ------------         ------------          ------------
EXPENSES

Administration fees                              8              299,307              299,307               299,307

Management fees                                 6,8             299,307              299,307               299,307

Professional fees                                               102,877              102,651                57,140

Printing, postage and other                                      34,472               35,237                30,727
                                                           ------------         ------------          ------------
TOTAL EXPENSES                                                  735,963              736,502               686,481
                                                           ------------         ------------          ------------
Loss from operations                                           (396,207)            (383,691)             (326,675)

Equity in loss of investment in local
   partnerships                                  5           (2,363,768)          (2,806,299)           (5,180,297)
                                                           ------------         ------------          ------------
NET LOSS                                                     (2,759,975)          (3,189,990)           (5,506,972)

Other comprehensive income (loss)                4              (30,954)             199,608              (114,191)
                                                           ------------         ------------          ------------
COMPREHENSIVE LOSS                                         $ (2,790,929)        $ (2,990,382)         $ (5,621,163)
                                                           ============         ============          ============
NET LOSS ATTRIBUTABLE TO                         2

   General partner                                         $    (27,600)        $    (31,900)         $    (55,070)

   Limited partners                                          (2,732,375)          (3,158,090)           (5,451,902)
                                                           ------------         ------------          ------------
                                                           $ (2,759,975)        $ (3,189,990)         $ (5,506,972)
                                                           ============         ============          ============
NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                                   $     (49.01)        $     (56.65)         $     (97.80)
                                                           ============         ============          ============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997



                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                     General            Limited          Income (Loss),
                                                     Partner            Partners              Net                Total
                                                   -----------       -------------       ------------        -------------

Partners' equity (deficit), March 30, 1996         $  (217,372)      $  27,757,245       $     (7,252)       $  27,532,621

Net loss                                               (55,070)         (5,451,902)                             (5,506,972)

Other comprehensive loss, net                                                                (114,191)            (114,191)
                                                   -----------       -------------       ------------        -------------
Partners' equity (deficit), March 30, 1997            (272,442)         22,305,343           (121,443)          21,911,458

Net loss                                               (31,900)         (3,158,090)                             (3,189,990)

Other comprehensive income, net                                                               199,608              199,608
                                                   -----------       -------------       ------------        -------------
Partners' equity (deficit), March 30, 1998            (304,342)         19,147,253             78,165           18,921,076

Net loss                                               (27,600)         (2,732,375)                             (2,759,975)

Other comprehensive loss, net                                                                 (30,954)             (30,954)
                                                   -----------       -------------       ------------        -------------
Partners' equity (deficit), March 30, 1999         $  (331,942)      $  16,414,878       $     47,211        $  16,130,147
                                                   ===========       =============       ============        =============



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997

                                                                                   1999               1998                1997
                                                                                ----------        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $  387,834        $   356,833         $   370,043
Cash used for local partnerships for deferred expenses                              (7,000)            (7,000)             (7,000)
Cash paid for
   administration fees                                                            (259,516)          (239,513)           (239,513)
   management fees                                                                (259,516)          (239,516)           (239,523)
   professional fees                                                              (122,473)           (76,622)            (51,890)
   printing, postage and other expenses                                            (49,362)           (43,001)            (14,868)
                                                                                ----------        -----------         -----------
Net cash used in operating activities                                             (310,033)          (248,819)           (182,751)
                                                                                ----------        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                        131,433            194,287             117,999
Maturity/redemption of bonds                                                       500,000            130,000             200,000
Investment in local partnerships                                                   (95,818)          (184,503)
Investments in bonds (includes $1,089 of accrued interest)                                            (51,589)
                                                                                ----------        -----------         -----------
Net cash provided by investing activities                                          535,615             88,195             317,999
                                                                                ----------        -----------         -----------
Net increase (decrease) in cash and cash equivalents                               225,582           (160,624)            135,248

Cash and cash equivalents at beginning of year                                     513,536            674,160             538,912
                                                                                ----------        -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  739,118        $   513,536         $   674,160
                                                                                ==========        ===========         ===========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net          $  (30,954)       $   199,608         $  (114,191)
                                                                                ==========        ===========         ===========


See reconciliation of net loss to net cash used in operating  activities on page
21.

                       See Notes to Financial Statements.

                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997



                                                                      1999                 1998                 1997


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES

Net loss                                                          $   (2,759,975)      $   (3,189,990)      $   (5,506,972)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                  2,363,768            2,806,299            5,180,297

   Distributions from local partnerships classified as other
     income                                                                 (388)              (1,348)

   Gain on redemption of bonds                                           (10,543)

   Amortization of net premium on investments in bonds                    89,613               41,917               50,524

   Accretion of zero coupon bonds                                        (39,082)             (40,597)             (39,095)

   Decrease (increase) in interest receivable                              8,478                4,051               (1,192)

   Increase in accounts payable and accrued expenses                       5,305               78,058               80,903

   Increase in payable to general partner                                 39,791               59,791               59,784

   Decrease in other liabilities                                          (7,000)              (7,000)              (7,000)
                                                                  --------------        -------------        -------------
NET CASH USED IN OPERATING ACTIVITIES                             $     (310,033)       $    (248,819)       $    (182,751)
                                                                  ==============        =============        =============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 1999, 1998 AND 1997

1. Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 28, 1989. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Property which also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as a general partner of the Partnership.

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

Investment in Local Partnerships

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

The Partnership regularly assesses the carrying value of its investment in Local Partnerships. If the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things), the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Advances made to Local Partnerships are recorded as investments in Local Partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of Accounting Standards

The Partnership has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Other comprehensive income (loss) in the accompanying statements of operations resulted from net unrealized gains (losses) on investments in bonds available-for-sale. Accumulated other comprehensive income in the

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

1.  Organization,   Purpose  and  Summary  of  Significant  Accounting  Policies
(continued)

accompanying balance sheets reflects the net unrealized gain on investments in bonds available-for-sale. The statements of operations for the years ended March 30, 1998 and 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Partnership is in one business segment and follows the requirements of SFAS No. 131.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

Investments in Bonds Available-For-Sale

Investments in bonds classified as available-for-sale represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

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

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


2. Capital Contributions (continued)

Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.


3. Cash and Cash Equivalents

As of March 30, 1999, the Partnership has $739,118 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.


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

As of March 30, 1999, certain information concerning investments in bonds available-for-sale is as follows:


                                                                   Gross             Gross
                                               Amortized         unrealized        unrealized         Estimated
Description and maturity                         cost              gains             losses          fair value
------------------------                      -----------        -----------       ----------        ----------

Corporate debt securities
After one year through five years             $   757,216        $    21,052       $      --         $  778,268
After five years through ten years              1,665,944             43,421         (15,733)         1,693,632
After ten years                                   148,424                 --          (2,802)           145,622
                                              -----------        -----------       ----------        ----------

                                                2,571,584             64,473         (18,535)         2,617,522
                                              -----------        -----------       ----------        ----------

U.S. Treasury debt securities
After five years through ten years                522,118              8,305              --            530,423
                                              -----------        -----------       ----------        ----------

U.S. government and agency securities
After five years through ten years                558,411              2,108          (9,140)           551,379
                                              -----------        -----------       ----------        ----------

                                              $ 3,652,113        $    74,886       $ (27,675)        $3,699,324
                                              ===========        ===========       =========         ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


4.     Investments in Bonds Available-For-Sale (continued)

As of March 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                 Gross             Gross
                                            Amortized         unrealized        unrealized         Estimated
Description and maturity                      cost              gains             losses          fair value
                                            ----------        ----------        ----------        ----------


Corporate debt securities
  Within one year                           $  202,580        $    4,534        $       --        $  207,114
  After one year through five years            999,290            32,660                --         1,031,950
  After five years through ten years         1,719,550            38,362           (10,124)        1,747,788
  After ten years                              202,667                --            (3,353)          199,314
                                            ----------        ----------        ----------        ----------

                                             3,124,087            75,556           (13,477)        3,186,166
                                            ----------        ----------        ----------        ----------

U.S. Treasury debt securities
  After ten years                              483,036             5,652                --           488,688
                                            ----------        ----------        ----------        ----------

U.S. government and agency securities
  After five years through ten years           584,978            10,434                --           595,412
                                            ----------        ----------        ----------        ----------

                                            $4,192,101        $   91,642        $  (13,477)       $4,270,266
                                            ==========        ==========        ==========        ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5.     Investment in Local Partnerships

As of March 30, 1999, the Partnership owns a limited partnership interest in the following Local Partnerships:

        1. 1989 Westview Arms Limited Partnership;
        2. 2000-2100 Christian Street Associates ("2000 Christian Street");
        3. Ann Ell Apartments Associates, Ltd. *;
        4. Auburn Hills Apartments Limited Partnership;
        5. Auburn Hills Townhouses Limited Partnership;
        6. Batesville Family, L.P.;
        7. Browning Road Phase I, L.P.;
        8. Bruce Housing Associates, L.P.;
        9. Canton Partners, L.P.;
       10. Carrington Limited Dividend Housing Association Limited Partnership;
       11. Christian Street Associates Limited Partnership ("Christian Street");
       12. Cityside Apartments, Phase II, L.P. ("Cityside")*;
       13. Cleveland Square, Ltd.;
       14. College Avenue Apartments Limited Partnership;
       15. Corrigan Square, Ltd.;
       16. De Queen Villas Limited Partnership;
       17. Dermott Villas Limited Partnership;
       18. Eagle View, Ltd.;
       19. Elm Hill Housing Limited Partnership;
       20  Eudora Manor Limited Partnership;
       21. Forest Village Housing Partnership ("Forest Village")*;
       22. Harborside Housing Limited Partnership;
       23. Hill Com I Associates Limited Partnership;
       24. Hill Com II Associates Limited Partnership;
       25. Hughes Manor Limited Partnership;
       26. Ivy Family, L.P.;
       27. Lakeside Housing Limited Partnership;
       28. Lawrence Road Properties, Ltd.;
       29. Lexington Estates Ltd., A Mississippi Limited Partnership;
       30. Littleton Avenue Community Village, L.P.;
       31. Lula Courts Ltd., L.P.;
       32. Magee Elderly, L.P.;
       33. Mirador del Toa Limited Partnership;
       34. Nixa Heights Apartments, L.P.;
       35. North Hills Farms Limited Partnership;
       36. Patton Place Limited Partnership;
       37. Plantersville Family, L.P.;
       38. Powelton Gardens Associates;
       39. Purvis Heights Properties, L.P.;
       40. Queen Lane Investors;
       41. Renova Properties, L.P.;
       42. Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
       43. Simpson County Family, L.P.;
       44. Summers Village Limited Partnership;
       45. Tchula Courts Apartments, L.P.;
       46. The Pendleton (A Louisiana Partnership in Commendam);
       47. Trenton Heights Apartments, L.P.;
       48. Twin Pine Family, L.P.;
       49. Village Creek Limited Partnership; and
       50. York Park Associates Limited Partnership*.

* An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5. Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita; the ownership percentages of the Partnership and ATCP of Santa Juanita are 64.36% and 34.64%, respectively. In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

                                                           The
                                                       Partnership             ATCP III
                                                       -----------             --------
     Batesville Family, L.P.                              37.25%                61.75%
     Bruce Housing Associates, L.P.                       37.25                 61.75
     Carrington Limited Dividend Housing
        Association Limited Partnership                   33.05                 65.95
     Ivy Family, L.P.                                     37.25                 61.75
     Lawrence Road Properties, Ltd.                       37.25                 61.75
     Mirador del Toa Limited Partnership                  39.94                 59.06
     Purvis Heights Properties, L.P.                      37.25                 61.75
     Queen Lane Investors                                 50.50                 48.50


The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $45,972,983, which includes advances made to certain Local Partnerships. As of December 31, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $90,802,000 and accrued interest payable on such loans totaling approximately $5,065,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $530,083, $430,912 and $6,301,666 for the years ended December 31, 1998, 1997 and 1996, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the accompanying statement of operations of the Local Partnerships reflected herein Note 5 include loss from impairment for the years ended December 31, 1996 of $7,314,852 in connection with 2000 Christian Street and Christian Street (collectively the "Christian Street Local Partnerships").

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5.     Investment in Local Partnerships (continued)

As a result of management's assessment of the carrying value of the investment in Local Partnerships under applicable accounting guidelines (see Note 1), the Partnership has reduced its investment in Cityside during the year ended March 30, 1999 by $622,764. Such loss is included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership of the partnership for the year ended March 30, 1999.

The combined balance sheets of the Local Partnerships as of December 31, 1998 and 1997 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1998, 1997 and 1996 are reflected on pages 29 and 30, respectively.

The combined balance sheets of the Local Partnerships as of December 31, 1998 and 1997 are as follows:

                                                                        1998                1997
                                                                    ------------        ------------
ASSETS


Cash and cash equivalents                                           $  3,806,606        $  4,208,629
Rents receivable                                                         585,071             334,976
Escrow deposits and reserves                                           5,572,647           5,438,953
Land                                                                   4,180,673           4,180,673
Buildings and improvements (net of accumulated
  depreciation of $46,950,143 and $42,156,402)                        93,551,328          97,712,120
Intangible assets (net of accumulated amortization
  of $1,050,154 and $962,322)                                          1,623,218           1,718,369
Other                                                                  1,125,436           1,082,118
                                                                    ------------        ------------
                                                                    $110,444,979        $114,675,838
                                                                    ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                             $  1,368,829        $  1,386,630
  Due to related parties                                               4,488,367           4,763,846
  Mortgage loans                                                      90,801,660          92,291,126
  Notes payable                                                        2,382,595           2,599,572
  Accrued interest                                                     5,065,190           4,603,549
  Other                                                                  649,750             630,192
                                                                    ------------        ------------
                                                                     104,756,391         106,274,915
                                                                    ------------        ------------

Partners' equity (deficit)

  American Tax Credit Properties II L.P.
    Capital contributions, net of distributions                       44,985,009          45,045,349
    Cumulative loss                                                  (31,452,077)        (29,711,073)
                                                                    ------------        ------------

                                                                      13,532,932          15,334,276
                                                                    ------------        ------------

  General partners and other limited partners, including
    ATCP and ATCP III
      Capital contributions, net of distributions                      3,283,927           3,363,369
      Cumulative loss                                                (11,128,271)        (10,296,722)
                                                                    ------------        ------------

                                                                      (7,844,344)         (6,933,353)
                                                                    ------------        ------------

                                                                       5,688,588           8,400,923
                                                                    ------------        ------------

                                                                    $110,444,979        $114,675,838
                                                                    ============        ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                               1998                 1997                  1996
                                                          -------------         ------------          ------------

REVENUE

Rental                                                    $  20,393,579         $ 20,068,350          $ 19,816,507
Interest and other                                              928,297              647,155               774,491
                                                          -------------         ------------          ------------
TOTAL REVENUE                                                21,321,876           20,715,505            20,590,998
                                                          -------------         ------------          ------------
EXPENSES

Administrative                                                3,477,599            3,326,215             3,061,254
Utilities                                                     2,593,190            2,601,460             2,572,103
Operating, maintenance and other                              4,268,481            4,180,233             4,511,247
Taxes and insurance                                           2,270,860            2,354,860             2,335,380
Financial (including amortization of
  $95,152, $130,448 and $93,966)                              6,487,950            6,680,294             6,717,508
Depreciation                                                  4,796,349            5,141,966             6,020,910
Loss from impairment of long-lived assets                                                                7,314,852
                                                           -------------         ------------         ------------
TOTAL EXPENSES                                               23,894,429           24,285,028            32,533,254
                                                           -------------         ------------         ------------
NET LOSS                                                   $ (2,572,553)        $ (3,569,523)         $(11,942,256)
                                                           ============         ============          ============
NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties II L.P.                   $ (1,741,004)        $ (2,806,299)         $ (5,180,297)

  General partners and other limited  partners,
    including ATCP & ATCP III,  which  includes
    specially  allocated  items of  revenue to
    certain  general  partners of $1,027,
    $22,425 and  $38,171,  and $530,083, $430,912
    and $6,301,666 of Partnership loss in
    excess of investment                                       (831,549)            (763,224)           (6,761,959)
                                                           -------------        ------------         ------------
                                                           $ (2,572,553)        $ (3,569,523)         $(11,942,256)
                                                           ============         ============          ============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 1999 is as follows:

                                                                                                            Cash
                                          Investment in               Partnership's     Adjustment to   distributions  Investment in
                                              Local       Investment  equity in income  carrying value    received         Local
                                           Partnership   during the   (loss) for the    during the year  during the     Partnership
                                          balance as of  year ended    year ended       ended   1999     year ended    balance as of
                                            March 30,     March 30,    December 31,       March 30,       March 30,       March 30,
Name of Local Partnership                     1998          1999         1998              1999             1999            1999
------------------------------------------- -----------  ----------   ---------------   --------------- -------------  -------------
1989 Westview Arms Limited Partnership       $   64,052   $       --    $      2,166      $     --      $     --       $    66,218
2000-2100 Christian Street Associates                --       16,500         (16,500) (1)       --            --                --
Ann Ell Apartments Associates, Ltd.                  --       19,015         (19,015) (1)       --            --                --
Auburn Hills Apartments Limited                  20,449           --         (20,449) (1)       --            --                --
    Partnership
Auburn Hills Townhouses Limited                 855,412           --         (37,189)           --        (2,500)          815,723
    Partnership
Batesville Family, L.P.                              --           --              --  (2)       --            --                --
Browning Road Phase I, L.P.                       8,201           --          14,261            --            --            22,462
Bruce Housing Associates, L.P.                   49,703           --          (9,001)           --            --            40,702
Canton Partners, L.P.                            11,464           --         (11,464) (1)       --            --                --

Carrington Limited Dividend Housing
    Association Limited Partnership             475,820           --         (57,083)           --            --           418,737
Christian Street Associates Limited                  --       21,000         (21,000) (1)       --            --                --
    Partnership
Cityside Apartments, Phase II, L.P.           2,415,994           --        (560,256)     (622,764)(3)        --         1,232,974
Cleveland Square, Ltd.                            2,605           --          (2,005) (1)       --          (600)               --
College Avenue Apartments Limited                33,040           --         (33,040) (1)       --            --                --
    Partnership
Corrigan Square, Ltd.                            39,576           --         (38,376) (1)       --        (1,200)               --
De Queen Villas Limited Partnership                  --           --              --  (2)       --            --                --
Dermott Villas Limited Partnership               75,837           --         (45,112)           --            --            30,725
Eagle View, Ltd.                                 17,989           --          (7,484)           --            --            10,505
Elm Hill Housing Limited Partnership          2,646,590           --        (156,325)           --            --         2,490,265
Eudora Manor Limited Partnership                 30,582           --         (11,787)           --            --            18,795
Forest Village Housing Partnership                   --       39,303         (39,303) (1)       --            --                --
Harborside Housing Limited Partnership        1,569,123           --          82,589            --       (12,537)        1,639,175
Hill Com I Associates Limited Partnership       793,135           --         (23,676)           --            --           769,459
Hill Com II Associates Limited Partnership      534,727           --         (11,701)           --            --           523,026
Hughes Manor Limited Partnership                 76,332           --         (16,725)           --            --            59,607
Ivy Family, L.P.                                 32,111           --          (8,230)           --            --            23,881
Lakeside Housing Limited Partnership            832,940           --        (190,184)           --      (103,438)          539,318
Lawrence Road Properties, Ltd.                       --           --              --  (2)       --            --                --
Lexington Estates Ltd.                               --           --              --  (2)       --            --                --
Littleton Avenue Community Village, L.P.        291,880           --        (291,880) (1)       --            --                --
Lula Courts Ltd., L.P.                               --           --              --  (2)       --            --                --
Magee Elderly, L.P.                              28,840           --          (6,521)           --            --            22,319
Mirador del Toa Limited Partnership                  --           --              --  (2)       --            --  (4)           --
Nixa Heights Apartments, L.P.                    28,966           --         (10,719)           --            --            18,247
North Hills Farms Limited Partnership         2,616,433           --         268,802            --        (2,500)        2,882,735
Patton Place Limited Partnership                438,227           --         (33,474)           --            --           404,753
Plantersville Family, L.P.                       25,731           --         (17,311)           --            --             8,420
Powelton Gardens Associates                     333,945           --         (35,786)           --            --           298,159
Purvis Heights Properties, L.P.                  36,686           --           8,043            --        (1,426)           43,303
Queen Lane Investors                            197,189           --         (69,485)           --        (5,326)          122,378
Renova Properties, L.P.                           2,843           --          (2,843) (1)       --            --                --
Santa Juanita Limited Dividend                  215,205           --         (27,990)           --            --           187,215
    Partnership L.P.
Simpson County Family, L.P.                          --           --              --  (2)       --            --                --
Summers Village Limited Partnership              33,356           --         (29,492)           --            --             3,864
Tchula Courts Apartments, L.P.                       --           --              -   (2)       --            --                --
The Pendleton                                   154,914           --         (13,211)           --            --           141,703
Trenton Heights Apartments, L.P.                  5,090           --          (5,090) (1)       --            --                --
Twin Pine Family, L.P.                           41,180           --         (14,074)           --            --            27,106
Village Creek Limited Partnership                92,097           --         (46,932)           --        (1,518)           43,647
York Park Associates Limited Partnership        176,152           --        (176,152) (1)       --            --                --
                                            -----------     --------     -----------     ---------     ---------       -----------
                                            $15,304,416     $ 95,818     $(1,741,004)    $(622,764)    $(131,045)      $12,905,421
                                            ===========     ========     ===========     =========     =========       ===========
(1)The Partnership's  equity in loss of an investment in a Local  Partnership is limited to the remaining investment balance.
(2)Additional  equity in loss of investment is not allocated to the  Partnership until equity in income is earned.
(3)The Partnership  has adjusted the  investment's  carrying value in accordance with applicable accounting guidelines.
(4)A distribution of $388 was received and classified as other income from local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 1998 is as follows:

                                                                                                           Cash
                                                                                                        distributions
                                                                        Partnership's      Cash          classified
                                             Investment                   equity in     distributions     as other      Investment
                                             in Local      Investment   income (loss)     received         income        in Local
                                            Partnership    during the   for the year     during the      during the     Partnership
                                            balance as of  year ended      ended         year ended      year ended    balance as of
Name of Local Partnership                     March30,     March 30,     December 31,      March 30,       March 30,     March 30,
                                                1997         1998           1997            1998            1998           1998
------------------------------------------- ------------- -----------    -------------    ------------    -----------    -----------

1989 Westview Arms Limited Partnership      $    54,461   $       --     $       9,591      $        --     $        --    $  64,052
2000-2100 Christian Street Associates                 --          --                -- (2)            --              --          --
Ann Ell Apartments Associates, Ltd.                   --     184,503          (184,503)(1)           --              --           --
Auburn Hills Apartments Limited                   52,531          --           (32,082)              --              --       20,449
    Partnership
Auburn Hills Townhouses Limited                1,068,341          --          (207,929)          (5,000)             --      855,412
    Partnership
Batesville Family, L.P.                            8,218          --            (8,218)(1)           --              --           --
Browning Road Phase I, L.P.                       34,129          --           (24,728)          (1,200)             --        8,201
Bruce Housing Associates, L.P.                    59,372          --            (9,669)              --              --       49,703
Canton Partners, L.P.                             57,096          --           (42,052)          (3,580)             --       11,464
Carrington Limited Dividend Housing
    Association Limited Partnership              533,540          --           (57,720)              --              --      475,820
Christian Street Associates Limited                   --          --                --(2)            --              --           --
    Partnership
Cityside Apartments, Phase II, L.P.            2,962,238          --          (543,744)          (2,500)             --    2,415,994
Cleveland Square, Ltd.                            38,183          --           (34,978)            (600)             --        2,605
College Avenue Apartments Limited                 69,196          --           (35,336)            (820)             --       33,040
    Partnership
Corrigan Square, Ltd.                            101,955          --           (61,179)          (1,200)             --       39,576
De Queen Villas Limited Partnership                   --          --                --(2)            --              --           --
Dermott Villas Limited Partnership               104,833          --           (28,996)              --              --       75,837
Eagle View, Ltd.                                  27,807          --            (9,818)              --              --       17,989
Elm Hill Housing Limited Partnership           3,066,618          --          (420,028)              --              --    2,646,590
Eudora Manor Limited Partnership                  48,431          --           (17,849)              --              --       30,582
Forest Village Housing Partnership                    --          --                --(2)            --              --           --
Harborside Housing Limited Partnership         1,481,827          --           100,823          (13,527)             --    1,569,123
Hill Com I Associates Limited Partnership        813,579          --            (8,372)         (12,072)             --      793,135
Hill Com II Associates Limited Partnership       562,428          --           (25,201)          (2,500)             --      534,727
Hughes Manor Limited Partnership                 109,065          --           (32,733)              --              --       76,332
Ivy Family, L.P.                                  42,428          --           (10,317)              --              --       32,111
Lakeside Housing Limited Partnership           1,229,071          --          (262,690)        (133,441)             --      832,940
Lawrence Road Properties, Ltd.                     7,732          --            (7,732)(1)           --              --           --
Lexington Estates Ltd.                                --          --                --(2)          (480)            480           --
Littleton Avenue Community Village, L.P.         684,961          --          (390,581)          (2,500)             --      291,880
Lula Courts Ltd., L.P.                             5,947          --            (5,467)(1)         (480)             --           --
Magee Elderly, L.P.                               35,993          --            (7,153)              --              --       28,840
Mirador del Toa Limited Partnership                   --          --                --(2)          (388)            388           --
Nixa Heights Apartments, L.P.                     36,326          --            (7,360)              --              --       28,966
North Hills Farms Limited Partnership          2,482,774          --           138,659           (5,000)             --    2,616,433
Patton Place Limited Partnership                 465,226          --           (26,999)              --              --      438,227
Plantersville Family, L.P.                        42,356          --           (16,625)              --              --       25,731
Powelton Gardens Associates                      383,695          --           (49,750)              --              --      333,945
Purvis Heights Properties, L.P.                   50,520          --           (13,834)              --              --       36,686
Queen Lane Investors                             262,002          --           (61,032)          (3,781)             --      197,189
Renova Properties, L.P.                           20,606          --           (17,763)              --              --        2,843
Santa Juanita Limited Dividend                   241,870          --           (26,665)              --              --      215,205
    Partnership L.P.
Simpson County Family, L.P.                           --          --                --(2)            --              --           --
Summers Village Limited Partnership               52,538          --           (19,182)              --              --       33,356
Tchula Courts Apartments, L.P.                        --          --                --(2)          (480)            480           --
The Pendleton                                    183,135          --           (27,501)            (720)             --      154,914
Trenton Heights Apartments, L.P.                  14,824          --            (9,734)              --              --        5,090
Twin Pine Family, L.P.                            57,622          --           (16,442)              --              --       41,180
Village Creek Limited Partnership                139,379          --           (45,764)          (1,518)             --       92,097
York Park Associates Limited Partnership         426,298          --          (247,646)          (2,500)             --      176,152
                                             -----------  ----------       -----------      -----------     -----------  -----------
                                             $18,119,151  $  184,503       $(2,806,299)     $  (194,287)    $     1,348  $15,304,416
                                             ===========  ==========       ===========      ===========     ===========  ===========
(1)  The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1998 is as follows:

                                                                   Mortgage                       Buildings and      Accumulated
      Name of Local Partnership                                 loans payable        Land          improvements     depreciation
      --------------------------------------------------------- --------------- ---------------- ----------------- ----------------

      1989 Westview Arms Limited Partnership                    $     509,860   $       20,275   $      736,245    $     (191,395)
      2000-2100 Christian Street Associates                          2,647,362              --               --                --
      Ann Ell Apartments Associates, Ltd.                            2,305,690         199,645        2,838,576          (864,058)
      Auburn Hills Apartments Limited Partnership                      798,696          48,245        1,009,662          (244,655)
      Auburn Hills Townhouses Limited Partnership                    6,456,493         225,000       10,519,824        (4,308,975)
      Batesville Family, L.P.                                        1,441,209          52,000        1,808,219          (519,311)
      Browning Road Phase I, L.P.                                      855,027          43,000        1,002,515          (352,319)
      Bruce Housing Associates, L.P.                                 1,110,021          16,000        1,420,798          (459,525)
      Canton Partners, L.P.                                          1,442,732          35,000        1,819,130          (585,098)
      Carrington Limited Dividend Housing
          Association Limited Partnership                            3,440,212         200,000        6,369,080        (2,037,049)
      Christian Street Associates Limited Partnership                2,576,533              --            1,791                --
      Cityside Apartments, Phase II, L.P.                            7,540,877          87,997       14,242,965        (4,550,324)
      Cleveland Square, Ltd.                                           843,325          20,000        1,137,848          (379,860)
      College Avenue Apartments Limited Partnership                    604,399          24,600          997,538          (308,448)
      Corrigan Square, Ltd.                                          1,451,300          63,358        1,871,646          (611,739)
      De Queen Villas Limited Partnership                            1,168,522          37,000        1,453,688          (384,720)
      Dermott Villas Limited Partnership                             1,065,681          15,000        1,348,882          (322,901)
      Eagle View, Ltd.                                                 413,259          35,000          496,686          (122,878)
      Elm Hill Housing Limited Partnership                           6,915,685         119,200       12,454,174        (4,026,779)
      Eudora Manor Limited Partnership                                 752,462          16,000          936,661          (224,910)
      Forest Village Housing Partnership                             1,488,652         250,000        2,273,454          (739,726)
      Harborside Housing Limited Partnership                         3,461,819          39,400        6,583,302        (2,002,608)
      Hill Com I Associates Limited Partnership                      1,296,398         143,404        2,758,592          (866,564)
      Hill Com II Associates Limited Partnership                     1,027,502         112,110        2,110,131          (676,038)
      Hughes Manor Limited Partnership                               1,115,820          16,007        1,422,747          (338,129)
      Ivy Family, L.P.                                                 798,004          11,000        1,044,294          (342,231)
      Lakeside Housing Limited Partnership                           7,862,891          50,000       11,882,506        (3,844,215)
      Lawrence Road Properties, Ltd.                                   760,577          50,000          929,308          (262,417)
      Lexington Estates Ltd.                                           709,376          30,750          868,426          (321,051)
      Littleton Avenue Community Village, L.P.                       4,303,080         512,331        6,981,560        (2,124,273)
      Lula Courts Ltd., L.P.                                           701,607          19,600          880,377          (314,413)
      Magee Elderly, L.P.                                              591,718          30,000          715,103          (214,173)
      Mirador del Toa Limited Partnership                            1,887,322         105,000        2,329,996          (778,399)
      Nixa Heights Apartments, L.P.                                  1,007,210          31,500        1,279,291          (373,434)
      North Hills Farms Limited Partnership                          2,807,527         525,000       11,576,255        (5,613,051)
      Patton Place Limited Partnership                                 981,230          56,015        1,764,078          (396,796)
      Plantersville Family, L.P.                                       600,084          12,000          755,120          (258,602)
      Powelton Gardens Associates                                      993,656          29,207        1,934,005          (604,787)
      Purvis Heights Properties, L.P.                                1,149,032          47,000        1,455,334          (397,101)
      Queen Lane Investors                                           1,572,111          60,301        2,742,479          (771,356)
      Renova Properties, L.P.                                          639,370          22,700          798,794          (277,024)
      Santa Juanita Limited Dividend Partnership L.P.                1,494,484         228,718        2,329,619          (770,901)
      Simpson County Family, L.P.                                      814,897          24,700        1,011,224          (325,498)
      Summers Village Limited Partnership                              810,495          71,000          944,309          (234,126)
      Tchula Courts Apartments, L.P.                                   737,957          10,000          912,250          (435,259)
      The Pendleton                                                    613,426          40,000        1,269,163          (445,451)
      Trenton Heights Apartments, L.P.                                 440,946          29,200          575,804          (188,283)
      Twin Pine Family, L.P.                                           615,502           7,000          784,136          (259,845)
      Village Creek Limited Partnership                              1,215,710          37,950        1,467,258          (379,331)
      York Park Associates Limited Partnership                       3,963,912         321,460        5,656,628        (1,900,117)
                                                                   -----------      ----------     ------------      ------------
                                                                   $90,801,660      $4,180,673     $140,501,471      $(46,950,143)
                                                                   ===========      ==========     ============      ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5.   Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 1997 is as follows:

                                                                   Mortgage                       Buildings and      Accumulated
      Name of Local Partnership                                 loans payable        Land          improvements     depreciation
      --------------------------------------------------------- --------------- ---------------- ----------------- ----------------

      1989 Westview Arms Limited Partnership                        $528,748        $20,275           $736,245       $(173,819)
      2000-2100 Christian Street Associates                        2,822,479             --                 --               --
      Ann Ell Apartments Associates, Ltd.                          2,350,410        199,645          2,838,576        (759,764)
      Auburn Hills Apartments Limited Partnership                    800,535         48,245          1,009,662        (220,118)
      Auburn Hills Townhouses Limited Partnership                  6,517,826        225,000         10,246,589      (3,809,452)
      Batesville Family, L.P.                                      1,443,783         52,000          1,806,202        (474,324)
      Browning Road Phase I, L.P.                                    860,934         43,000            999,617        (313,209)
      Bruce Housing Associates, L.P.                               1,112,700         16,000          1,418,598        (408,466)
      Canton Partners, L.P.                                        1,449,534         35,000          1,812,723        (517,312)
      Carrington Limited Dividend Housing
          Association Limited Partnership                          3,464,852        200,000          6,364,620      (1,803,962)
      Christian Street Associates Limited Partnership              2,815,516             --                721               --
      Cityside Apartments, Phase II, L.P.                          7,625,959         87,997         14,242,965      (4,032,450)
      Cleveland Square, Ltd.                                         848,367         20,000          1,133,387        (334,100)
      College Avenue Apartments Limited Partnership                  606,954         24,600            997,538        (272,099)
      Corrigan Square, Ltd.                                        1,459,790         63,358          1,862,552        (539,523)
      De Queen Villas Limited Partnership                          1,171,606         37,000          1,453,688        (343,283)
      Dermott Villas Limited Partnership                           1,068,171         15,000          1,348,882        (285,762)
      Eagle View, Ltd.                                               415,863         35,000            496,686        (111,042)
      Elm Hill Housing Limited Partnership                         6,945,821        119,200         12,345,131      (3,746,810)
      Eudora Manor Limited Partnership                               753,953         16,000            936,661        (202,179)
      Forest Village Housing Partnership                           1,550,458        250,000          2,273,454        (652,784)
      Harborside Housing Limited Partnership                       3,625,485         39,400          6,583,302      (1,760,511)
      Hill Com I Associates Limited Partnership                    1,349,104        143,404          2,745,006        (762,289)
      Hill Com II Associates Limited Partnership                   1,061,757        112,110          2,105,354        (594,312)
      Hughes Manor Limited Partnership                             1,118,194         16,007          1,422,747        (302,779)
      Ivy Family, L.P.                                               801,919         11,000          1,035,459        (304,284)
      Lakeside Housing Limited Partnership                         7,985,174         50,000         11,882,506      (3,420,710)
      Lawrence Road Properties, Ltd.                                 762,171         50,000            928,273        (238,923)
      Lexington Estates Ltd.                                         711,055         30,750            867,869        (289,959)
      Littleton Avenue Community Village, L.P.                     4,303,080        512,331          6,944,418      (1,858,439)
      Lula Courts Ltd., L.P.                                         703,005         19,600            878,231        (282,252)
      Magee Elderly, L.P.                                            592,809         30,000            714,094        (196,603)
      Mirador del Toa Limited Partnership                          1,891,902        105,000          2,327,341        (682,219)
      Nixa Heights Apartments, L.P.                                1,009,653         31,500          1,278,193        (350,728)
      North Hills Farms Limited Partnership                        2,994,864        525,000         11,487,928      (5,272,264)
      Patton Place Limited Partnership                               985,550         56,015          1,764,078        (352,694)
      Plantersville Family, L.P.                                     601,762         12,000            751,194        (231,181)
      Powelton Gardens Associates                                  1,025,667         29,207          1,934,005        (534,459)
      Purvis Heights Properties, L.P.                              1,153,999         47,000          1,443,465        (367,819)
      Queen Lane Investors                                         1,580,073         60,301          2,735,277        (670,274)
      Renova Properties, L.P.                                        640,657         22,700            791,905        (246,924)
      Santa Juanita Limited Dividend Partnership L.P.              1,508,243        228,718          2,321,226        (688,156)
      Simpson County Family, L.P.                                    816,364         24,700          1,010,582        (289,077)
      Summers Village Limited Partnership                            812,180         71,000            942,632        (208,116)
      Tchula Courts Apartments, L.P.                                 739,611         10,000            911,318        (408,110)
      The Pendleton (A Louisiana Partnership in Commendam);          651,771         40,000          1,269,163        (397,398)
      Trenton Heights Apartments, L.P.                               441,960         29,200            563,381        (176,251)
      Twin Pine Family, L.P.                                         618,833          7,000            782,816        (231,553)
      Village Creek Limited Partnership                            1,218,140         37,950          1,465,634        (342,411)
      York Park Associates Limited Partnership                     3,971,885        321,460          5,656,628      (1,695,249)
                                                                ------------    -----------      -------------     -----------
                                                                $ 92,291,126    $ 4,180,673      $ 139,868,522    $(42,156,402)
                                                                ============    ===========      =============    ============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5.    Investment in Local Partnerships (continued)

      The summary of property activity during the year ended December 31, 1998 is as follows:


                                                                     Net change during
                                               Balance as of           the year ended           Balance as of
                                             December 31, 1997       December 31, 1998        December 31, 1998
                                             -----------------       -----------------        -----------------

       Land                                    $  4,180,673            $                        $  4,180,673
       Buildings and improvements               139,868,522                632,949               140,501,471
                                               ------------            -----------              ------------
                                                144,049,195                632,949               144,682,144
       Accumulated depreciation                 (42,156,402)            (4,793,741)              (46,950,143)
                                               ------------            -----------              ------------
                                               $101,892,793            $(4,160,792)              $97,732,001
                                               ============            ===========               ===========



As a result of increasing deficits and declining occupancy, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. As of June 1999, the Property is approximately 81% occupied and the first and second mortgages are nine and seven months in arrears, respectively. In addition, the Partnership made an advance of $44,000 during June 1999 in order to pay for needed maintenance for vacant dwelling units. Forest Village has not yet filed a plan of reorganization (the "Plan"). In the event that the Plan is confirmed, it is anticipated that the Partnership will make additional advances up to $200,000 in the aggregate to make needed capital improvements to the Property. There can be no assurance that the Court will confirm the Plan. The Partnership utilized reserves of approximately $39,000 during the year ended March 30, 1999 in connection with Forest Village.

An affiliate of the General Partner is the temporary local general partner of Forest Village. Since March 30, 1995, the Partnership has had a zero investment balance in Forest Village and continues to account for such investment under the equity method of accounting. The mortgage loans of Forest Village are nonrecourse to the Partnership. Selected balance sheet data of Forest Village as of December 31, 1998 includes land and building of $1,783,720 net of accumulated depreciation of $739,726, total assets of $1,868,348, mortgage loans and accrued interest of $1,609,889, total liabilities of $2,056,252 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $187,904. Selected balance sheet data of Forest Village as of December 31, 1997 includes land and building of $1,870,670 net of accumulated depreciation of $652,784, total assets of $1,916,450, mortgage loans and accrued interest of $1,610,286, total liabilities of $2,082,568 (of which $387,624 represents advances due to the Partnership) and partners' deficit of $166,118. Selected statement of operations data for the year ended December 31, 1998 includes rental income of $382,064, interest and other revenue of $29,577, interest expense of $134,297, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $60,642, administrative expenses of $85,542, utilities expenses of $52,385 and taxes and insurance expenses of $49,936. Selected statement of operations data for the year ended December 31, 1997 includes rental income of $402,404, interest and other revenue of $49,573, interest expense of $146,814, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $44,803, administrative expenses of $91,868, utilities expenses of $51,598 and taxes and insurance expenses of $49,407. Selected statement of operations data for the year ended December 31, 1996 includes rental income of $395,538, interest and other revenue of $37,390, interest expense of $154,745, depreciation and amortization expenses of $91,569, operating and maintenance expenses of $63,959, administrative expenses of $73,725, utilities expenses of $42,291 and taxes and insurance expenses of $48,183.

Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the local general partners of the Christian Street Local Partnerships agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street. Either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The local general partners of the Christian Street Local Partnerships have agreed to cause the management agent to accrue and defer its management fees during the period of the agreements. The accrued management fees are included when determining the operating deficits. In addition, the Partnership and the local general partners have each funded $37,500 to the Christian Street Local Partnerships under the terms of the agreements through March 30, 1999.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

6.    Transactions with General Partner and Affiliates

      For the years ended March 30, 1999, 1998 and 1997, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                    1999                      1998                     1997
                                                    ----                      ----                     ----
                                             Paid       Incurred       Paid       Incurred       Paid        Incurred
                                          ----------   ----------    ---------   ----------    --------     ----------
          Management fees (see Note 8)    $  259,516   $  299,307    $ 239,516   $  299,307    $239,523     $  299,307

      For  the  years  ended  December  31,  1998,  1997  and  1996,  the  Local
      Partnerships  paid and/or  incurred the  following  amounts to the General
      Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                                    1998                      1997                         1996
                                                    ----                      ----                         ----
                                             Paid       Incurred       Paid       Incurred       Paid        Incurred
                                          ---------    ----------    --------    ----------    ---------    ----------
         Property management fees         $ 119,706    $  118,582    $117,817    $  117,694    $ 121,649    $  124,326

         Insurance and other services        68,242        68,242      69,999        70,078       62,504        64,315


7.    Taxable Loss

      A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1999, 1998 and 1997 to the tax return net loss for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                     1999                  1998                    1997
                                                                     ----                  ----                    ----
        Financial statement net loss for the years ended
           March 30, 1999, 1998 and 1997                           $  (2,759,975)       $ (3,189,990)         $  (5,506,972)

        Add (less) net transactions occurring between:
           January 1, 1996 to March 30, 1996                                  --                  --                (76,176)
           January 1, 1997 to March 30, 1997                                  --             (92,433)                92,433
           January 1, 1998 to March 30, 1998                            (117,828)            117,828
           January 1, 1999 to March 30, 1999                             116,775                  --                     --
                                                                   -------------        ------------          -------------
        Adjusted financial statement net loss for the years
           ended December 31, 1998, 1997and 1996                      (2,761,028)         (3,164,595)            (5,490,715)


        Adjustment to management fees pursuant to Internal
           Revenue Code Section 267                                       39,791              57,344                 59,791

        Differences arising from equity in loss of
           investment in local partnerships                             (618,842)            204,609                673,859

        Other differences                                                  2,925               2,986                  2,180
                                                                   -------------        ------------          -------------
        Tax return net loss for the years ended December 31,
           1998, 1997 and 1996                                     $  (3,337,154)       $ (2,899,656)         $  (4,754,885)
                                                                   =============        ============          =============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

7.    Taxable Loss (continued)

      The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 1998 and 1997 are as follows:

                                                                           1998              1997
                                                                           ----              ----

        Investment in local partnerships - financial reporting         $   13,532,932    $   15,334,276
        Investment in local partnerships - tax                             13,195,086        16,338,795
                                                                       --------------    --------------
                                                                       $      337,846    $   (1,004,519
                                                                       ==============    ==============


Payable to general partner in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

8.     Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $209,514 for each of the three years ended March
30, 1999. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $89,793 for each of the three years ended March 30, 1999. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Additional Management Fees in the amount of $585,806 and $546,015 are recorded as payable to general partner in the accompanying balance sheets as of March 30, 1999 and 1998, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual
administration   fee   ("Administration   Fee")   and   an   annual   additional
administration fee ("Additional Administration Fee") for its administrative services provided to the Partnership. The annual Administration Fee is equal to
 .14% of Invested Assets. The Partnership incurred an Administration Fee of $209,514 for each of the three years ended March 30, 1999. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $89,793 for each of the three years ended March 30, 1999. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Additional Administration Fees in the amount of $585,806 and $546,025 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1999 and 1998, respectively.

In connection with Forest Village, the Partnership facilitated the purchase of the first mortgage bonds (the "Series A Bonds") at par by a group of investors (the "Group"). Though no member of the Partnership is a participant of the Group, the individuals are closely associated with the General Partner. Notwithstanding the close association between the General Partner and the Group, the Group has all the rights and remedies of the former first mortgagee. In connection with this transaction, on November 12, 1993, the Partnership entered into a Promissory Note and Loan Agreement (the "Note") with the Group for the purpose of assisting the Partnership by providing advances to it so it may help fund part of future operating deficits of Forest Village. The rate of interest is 10.5% per annum on the principal balance from time to time outstanding. In the event that no balance is outstanding under this Note, it shall continue as an effective instrument at the option of the Group, to evidence future advances or re-advances made by the Group. The entire outstanding principal balance and all accrued and unpaid interest thereon shall be due and payable in full on the earliest of (i) the final maturity of the Series A Bonds, (ii) the prepayment in full or default under the terms of the loan or the Series A bonds or (iii) the sale or other disposition of Forest Village. The Note is nonrecourse except to the extent that the sum of the amounts advanced under the Note and amounts received by the Partnership from Forest Village exceeds amounts paid by the Partnership in connection with Forest Village. As of March 30, 1999 and 1998, the Partnership has no outstanding advance due under the Note and has incurred no interest charges for the years ended March 30, 1999, 1998 and 1997.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

8. Commitments and Contingencies (continued)

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are scheduled to expire in 1999.

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


The estimated fair value of the Partnership's financial instruments as of March 30, 1999 and 1998 are disclosed elsewhere in the financial statements.

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

     Richard Paul Richman, age 51, is the sole Director and President of Richman Tax Credits. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

     Eric P. Richelson, age 47, is a Vice President of Richman Tax Credits. Mr. Richelson, formerly President of Wilder Richman Management Corporation, a property management company affiliated with Richman Tax Credits, is a Vice President of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax Credits. Mr. Richelson's responsibilities in connection with RAM include advisory services provided to a small business investment company.

     Neal Ludeke, age 41, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of RAM. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

     David A. Salzman, age 38, is a Vice President of Richman Tax Credits and minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 43, is the Secretary of Richman Tax Credits. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 1999, Richman Tax Credits did not pay any remuneration to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 28, 1999, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 1998 allocated to the General Partner were $33,372 and $81,360, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1998 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $21,157 and $51,577, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1999.

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






                     Exhibit                                                    Incorporated by
                                                                                Reference to

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






                                                                                Incorporated by
                     Exhibit                                                    Reference to

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

          10.84      Promissory Note and Loan Agreement                         Exhibit 10.1 to Form 10-Q
                     dated November 12, 1993                                    Report dated December 30, 1993
                                                                                (File No. 0-18405)



                                                                               Incorporated by
                     Exhibit                                                    Reference to


          27         Financial Data Schedule

          28.1       Pages 14  through  33,  47  through  70                    Exhibit 28.1 to Form 10-K
                     and 86 through 88 of prospectus dated                      Report dated March 30, 1990
                     May 10, 1989 filed pursuant to Rule 424(b)(3)              (File No. 0-18405)
                     under the Securities Act of 1933


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

Dated:  June 29, 1999               /s/ Richard Paul Richman
        -------------               ------------------------
                                    by: Richard Paul Richman
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                 Signature                                     Title                             Date


/s/ Richard Paul Richman                     President, Chief Executive Officer              June 29, 1999
------------------------------------
                                                                                         ----------------------
(Richard Paul Richman)                       and Director of the general partner
                                             of the General Partner

/s/ Neal Ludeke                              Vice President and Treasurer of the             June 29, 1999
------------------------------------
                                                                                         ----------------------
(Neal Ludeke)                                general partner of the General Partner
                                             (Principal Financial and Accounting
                                             Officer of Registrant)
