Form 10-Q
period 1999-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1999-08-16
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended June 29, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
 ---

For the transition period from                   to
                               -----------------   -------------

                         Commission file number: 0-18405


                     American Tax Credit Properties II L.P.

             (Exact name of Registrant as specified in its charter)
             Delaware                                          13-3495678
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut 06830

(Address of principal executive offices)  (ZipCode)


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Table of Contents                                                           Page


Balance Sheets.................................................................3

Statements of Operations.......................................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................7

                                          AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                     BALANCE SHEETS
                                                      (UNAUDITED)



                                                                              June 29,            March 30,
                                                                 Notes          1999                1999
                                                                 -----     -------------        -------------
ASSETS

Cash and cash equivalents                                                  $   1,189,573        $     739,118
Investments in bonds available-for-sale                            2           3,090,808            3,699,324
Investment in local partnerships                                   3          12,496,932           12,905,421
Interest receivable                                                               50,256               65,900
                                                                           -------------        -------------
                                                                           $  16,827,569        $  17,409,763
                                                                           =============        =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                   $     680,570        $     645,210
   Payable to general partner                                                    608,256              585,806
   Other                                                                          48,600               48,600
                                                                           -------------        -------------
                                                                               1,337,426            1,279,616
                                                                           -------------        -------------

Commitments and contingencies                                      3

Partners' equity (deficit)

   General partner                                                              (337,612)            (331,942)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                    15,853,535           16,414,878
   Accumulated other comprehensive income (loss), net              2             (25,780)              47,211
                                                                           -------------        -------------
                                                                              15,490,143           16,130,147
                                                                           -------------        -------------
                                                                           $  16,827,569        $  17,409,763
                                                                           =============        =============



                                        See Notes to Financial Statements.

                                        AMERICAN TAX CREDIT PROPERTIES II L.P.
                                               STATEMENTS OF OPERATIONS
                                       THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                                     (UNAUDITED)

                                                                 Notes           1999                1998
                                                                 -----        ----------          ----------
REVENUE

Interest                                                                      $   60,942          $   83,384
Other income from local partnerships                                               6,132                 388
                                                                              ----------          ----------
TOTAL REVENUE                                                                     67,074              83,772
                                                                              ----------          ----------
EXPENSES

Administration fees                                                               74,826              74,826
Management fees                                                                   74,826              74,826
Professional fees                                                                 22,997              24,598
Printing, postage and other                                                        9,324              12,478
                                                                              ----------          ----------

TOTAL EXPENSES                                                                   181,973             186,728
                                                                              ----------          ----------

Loss from operations                                                            (114,899)           (102,956)

Equity in loss of investment in local partnerships                 3            (452,114)           (619,233)
                                                                              ----------          ----------

NET LOSS                                                                        (567,013)           (722,189)

Other comprehensive income (loss)                                  2             (72,991)             18,056
                                                                              ----------          ----------

COMPREHENSIVE LOSS                                                            $ (640,004)         $ (704,133)
                                                                              ==========          ==========
NET LOSS ATTRIBUTABLE TO

   General partner                                                            $   (5,670)         $   (7,222)
   Limited partners                                                             (561,343)           (714,967)
                                                                              ----------          ----------
                                                                              $ (567,013)         $ (722,189)
                                                                              ==========          ==========
NET LOSS per unit of limited partnership interest (55,746
units of limited partnership interest)
                                                                              $   (10.07)         $   (12.83)
                                                                              ==========          ==========





                                           See Notes to Financial Statements.



                                         AMERICAN TAX CREDIT PROPERTIES II L.P.
                                               STATEMENTS OF CASH FLOWS
                                       THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                                    (UNAUDITED)


                                                                                       1999              1998
                                                                                   ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                                  $    112,111       $    89,864
Cash paid for
   administration fees                                                                  (52,376)          (52,379)
   management fees                                                                      (52,376)
   professional fees                                                                    (16,896)          (12,347)
   printing, postage and other expenses                                                  (2,515)          (20,081)
                                                                                   ------------       -----------

Net cash provided by (used in) operating activities                                     (12,052)            5,057
                                                                                   ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                                        (71,237)
Cash distributions and other income from local partnerships                              33,744           124,915
Maturities/redemption of bonds                                                          500,000            33,000
                                                                                   ------------       -----------

Net cash provided by investing activities                                               462,507           157,915
                                                                                   ------------       -----------

Net increase in cash and cash equivalents                                               450,455           162,972

Cash and cash equivalents at beginning of period                                        739,118           513,536
                                                                                   ------------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  1,189,573       $   676,508
                                                                                   ============       ===========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net             $    (72,991)      $    18,056
                                                                                   ============       ===========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES
See  reconciliation  of net loss to net cash  provided  by (used  in)  operating activities on page 6.






                                              See Notes to Financial Statements.




                                         AMERICAN TAX CREDIT PROPERTIES II L.P.
                                        STATEMENTS OF CASH FLOWS - (Continued)
                                       THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                                    (UNAUDITED)



                                                                                         1999               1998
                                                                                     -----------        -----------

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES

Net loss                                                                             $  (567,013)       $  (722,189)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

  Equity in loss of investment in local partnerships                                     452,114            619,233
  Distributions from local partnerships classified as other income                        (6,132)              (388)
  Loss on redemption of bonds                                                              9,992
  Amortization of net premium on investments in bonds                                     35,277              7,619
  Accretion of zero coupon bonds                                                          (9,744)            (9,743)
  Decrease in interest receivable                                                         15,644              8,604
  Increase in payable to general partner                                                  22,450             74,826
  Increase in accounts payable and accrued expenses                                       35,360             27,095
                                                                                     -----------        -----------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 $   (12,052)       $     5,057
                                                                                     ===========        ===========





                                              See Notes to Financial Statements.

                                          AMERICAN TAX CREDIT PROPERTIES II L.P.
                                               NOTES TO FINANCIAL STATEMENTS
                                                      JUNE 29, 1999
                                                       (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale


     As of June 29, 1999 certain information concerning investments in bonds available-for-sale is as follows:

                                                                       Gross            Gross
                                                  Amortized          unrealized       unrealized         Estimated
     Description and maturity                       cost               gains            losses           fair value
     ------------------------                   -------------      -------------    -------------      -------------


     Corporate debt securities
       Within one year                          $     112,051      $       1,478    $           -      $     113,529
       After one year through five years              861,321             17,564           (3,891)           874,994
       After five years through ten years           1,447,532             19,307          (45,578)         1,421,261
       After ten years                                123,997                119                -            124,116
                                                -------------      -------------    -------------      -------------

                                                    2,544,901             38,468          (49,469)         2,533,900
                                                -------------      -------------    -------------      -------------
      U.S. Treasury debt securities
        After five years through ten years            531,862                  -          (16,531)           515,331
                                                -------------      -------------    -------------      -------------


      U.S. government and agency securities
        After five years through ten years             39,825              1,752                 -            41,577
                                                -------------      -------------    -------------      -------------

                                                $   3,116,588      $      40,220    $     (66,000)     $   3,090,808
                                                =============      =============    =============      =============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)



3.   Investment in Local Partnerships

The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $45,972,983. As of March 31, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $90,513,000 and accrued interest payable on such loans totaling approximately $5,277,000 which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 1999, the investment in Local Partnerships activity consists of the following:



Investment in Local Partnerships as of March 30, 1999                           $  12,905,421

Investment in Local Partnerships                                                       71,237

Equity in loss of investment in local partnerships                                   (452,114)*

Cash distributions received from Local Partnerships                                   (33,744)

Cash distributions classified as other income from local partnership                    6,132
                                                                                -------------
Investment in Local Partnerships as of June 29, 1999                            $  12,496,932
                                                                                =============

  * Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000
     Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Partnership has made advances of $16,370 and $10,867 under the Funding Agreements to 2000 Christian Street and Christian Street, respectively, during the three months ended June 29, 1999 and recorded them as investment in Local Partnerships. The Local General Partner made advances of $6,500 and $15,000 to 2000 Christian Street and Christian Street, respectively, during the three months ended June 29, 1999.

     As a result of increasing deficits and declining occupancy, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. As of June 1999, the first and second mortgages are nine and seven months in arrears, respectively. In addition, the Partnership made an advance of $44,000 during June 1999 in order to pay for needed maintenance for vacant dwelling units, and recorded it as investment in Local Partnerships. Forest Village has filed a draft plan of reorganization (the "Plan"). In the event that the Plan is confirmed, it is anticipated that the Partnership will make additional advances to make needed capital improvements to the Property. There can be no assurance that the Court will confirm the Plan.

     Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $371,302 for the three months ended March 31, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1999 and 1998 are reflected on pages 11 and 12, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of March 31, 1999 and December 31, 1998 are as follows:

                                                                        March 31,            December 31,
                                                                          1999                  1998
                                                                      -------------          -------------

ASSETS

Cash and cash equivalents                                             $   3,756,323          $   3,806,606
Rents receivable                                                            612,750                585,071
Escrow deposits and reserves                                              5,516,925              5,572,647
Land                                                                      4,180,673              4,180,673
Buildings and improvements (net of accumulated
  depreciation of $48,158,275 and $46,950,143)                           92,643,299             93,551,328
Intangible assets (net of accumulated amortization
  of $1,079,691 and $1,050,154)                                           1,599,257              1,623,218
Other                                                                     1,209,948              1,125,436
                                                                      -------------          -------------
                                                                      $ 109,519,175          $ 110,444,979
                                                                      =============          =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                               $   1,353,105          $   1,368,829
  Due to related parties                                                  4,346,700              4,488,367
  Mortgage loans                                                         90,512,535             90,801,660
  Notes payable                                                           2,552,912              2,382,595
  Accrued interest                                                        5,277,006              5,065,190
  Other                                                                     725,028                649,750
                                                                      -------------          -------------
                                                                        104,767,286            104,756,391
                                                                      -------------          -------------
Partners' equity (deficit)


  American Tax Credit Properties II L.P.
    Capital contributions, net of distributions                          44,961,647             44,985,009
    Cumulative loss                                                     (31,904,191)           (31,452,077)
                                                                      -------------          -------------

                                                                         13,057,456             13,532,932
                                                                      -------------          -------------
General partners and other limited partners, including
   ATCP & ATCP III
     Capital contributions, net of distributions                          3,266,109              3,283,927
     Cumulative loss                                                    (11,571,676)           (11,128,271)
                                                                      -------------          -------------
                                                                         (8,305,567)            (7,844,344)
                                                                      -------------          -------------
                                                                          4,751,889              5,688,588
                                                                      -------------          -------------
                                                                      $ 109,519,175          $ 110,444,979
                                                                      =============          =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three months ended March 31, 1999 and 1998 are as follows:



                                                                             1999              1998
                                                                          -------------     -------------
REVENUE


Rental                                                                    $   5,043,682      $   5,089,713
Interest and other                                                              167,779            127,000
                                                                          -------------      -------------
TOTAL REVENUE                                                                 5,211,461          5,216,713
                                                                          -------------      -------------
EXPENSES

Administrative                                                                  861,031            865,536
Utilities                                                                       775,106            794,989
Operating, maintenance and other                                              1,046,350            923,294
Taxes and insurance                                                             566,502            595,745
Financial (including amortization of $29,537 and $20,865)                     1,649,477          1,634,755
Depreciation                                                                  1,208,514          1,296,862
                                                                          -------------      -------------

TOTAL EXPENSES                                                               6,106,980          6,111,181
                                                                          -------------      -------------

NET LOSS                                                                  $    (895,519)     $    (894,468)
                                                                          =============      =============
NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.                                    $    (452,114)     $    (619,233)

  General  partners and other limited  partners,  including
  ATCP & ATCP III, which includes $371,302 and $204,845 of
  Partnership loss in excess of investment                                     (443,405)          (275,235)
                                                                          -------------      -------------
                                                                          $    (895,519)     $    (894,468)
                                                                          =============      =============



The combined results of operations of the Local Partnerships for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.


4.   Additional Information

Additional information, including the audited March 30, 1999 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1999 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1999, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 1999, Registrant received cash from interest revenue, maturities/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") and Forest Village Housing Partnership ("Forest Village") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $158,000 during the three months ended June 29, 1999 (which includes a net unrealized loss on investments in bonds of approximately $73,000, amortization of net premium on investments in bonds of approximately $35,000 and accretion of zero coupon bonds of approximately $10,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1999 of $452,114 and cash distributions received from Local Partnerships of $33,744 (exclusive of distributions from Local Partnerships of $6,132 classified as other income from local partnerships), partially offset by investments in Local Partnerships of $71,237). Accounts payable and accrued expenses includes deferred administration fees of $608,256, and payable to general partner represents deferred management fees in the accompanying balance sheet as of June 29, 1999.

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

Registrant's operations for the three months ended June 29, 1999 and 1998 resulted in net losses of $567,013 and $722,189, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $167,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships in accordance with the equity method of accounting, partially offset by a decrease in interest revenue of approximately $22,000. Other comprehensive income (loss) for the three months ended June 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $(72,991) and $18,056, respectively.

The Local Partnerships' net loss of approximately $896,000 for the three months ended March 31, 1999 was attributable to rental and other revenue of approximately $5,211,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,869,000 and approximately $1,238,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $894,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $5,217,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,793,000 and approximately $1,318,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to annual year-to-year renewals.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street and 2000 Christian Street, which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners have exceeded their respective operating deficit guarantees and have advanced approximately $1,095,000, in aggregate, to Christian Street and 2000 Christian Street. The Local General Partners approached the lender and are attempting to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. There can be no assurance that any such restructuring will be achieved. Christian Street and 2000 Christian Street have allocated approximately 8.5 years of Low-income Tax Credits to Registrant through December 31, 1998. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1,

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of Christian Street and 2000 Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Local General Partners of Christian Street and 2000 Christian Street have agreed to cause the management agent to accrue and defer its management fees during the period of the agreements. The accrued management fees will not be included when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $35,000 excluding accrued management fees for the three months ended March 31, 1999. Registrant and the Local General Partners have funded $32,870 and $16,500, respectively, to 2000 Christian Street and $31,867 and $25,000, respectively, to Christian Street, under the terms of the Funding Agreements through June 29, 1999. The Local General Partners had also informed Registrant that Christian Street and 2000 Christian Street are current under their respective first mortgage obligations. Payments on the mortgage and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 9% is allocated from Christian Street and 2000 Christian Street, and are scheduled to expire in 2000.

As a result of increasing deficits and declining occupancy, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. As of June 1999, the first and second mortgages are nine and seven months in arrears, respectively. In addition, Registrant made an advance of $44,000 during June 1999 in order to pay for needed maintenance for vacant dwelling units. Forest Village has filed a draft plan of reorganization (the
"Plan"). In the event that the Plan is confirmed, it is anticipated that Registrant will make additional advances to make needed capital improvements to the Property. There can be no assurance that the Court will confirm the Plan. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Forest Village.

The terms of the partnership agreement of Batesville Family, L.P. ("Batesville") require the management agent to defer property management fees in order to avoid a default under the mortgage. Batesville reported an operating deficit of approximately $6,000 for the three months ended March 31, 1999, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Batesville, after cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual Low-income Tax Credits, less than 1% is allocated from Batesville.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          As a result of increasing deficits and declining occupancy, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington on March 25, 1999. Forest Village has filed a draft plan of reorganization.

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


Dated: August 13, 1999               /s/  Richard Paul Richman
                                     -------------------------------------------
                                     by:  Richard Paul Richman
                                          President, Chief Executive Officer and
                                          Director of the general partner of the
                                          General Partner


Dated: August 13, 1999               /s/  Neal Ludeke
                                     -------------------------------------------
                                     by:  Neal Ludeke
                                          Vice President and Treasurer of the
                                          general partner of the General Partner
                                         (Principal Financial and Accounting
                                          Officer of Registrant)

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


Dated: August 13, 1999               /s/  Richard Paul Richman
                                     -------------------------------------------
                                     by:  Richard Paul Richman
                                          President, Chief Executive Officer and
                                          Director of the general partner of the
                                          General Partner


Dated: August 13, 1999               /s/  Neal Ludeke
                                     -------------------------------------------
                                     by:  Neal Ludeke
                                          Vice President and Treasurer of the
                                          general partner of the General Partner
                                         (Principal Financial and Accounting
                                          Officer of Registrant)