Form 10-Q
period 1999-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 1999-11-16
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended September 29, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
 ---

For the transition period from                   to
                               -----------------    ------------

                         Commission file number: 0-18405


                    American Tax Credit Properties II L.P.

            (Exact name of Registrant as specified in its charter)
            Delaware                                          13-3495678
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut  06830
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X    No     .

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION



     Item 1. Financial Statements


     Table of Contents                                                      Page


     Balance Sheets............................................................3

     Statements of Operations..................................................4

     Statements of Cash Flows..................................................5

     Notes to Financial Statements.............................................7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                             September 29,         March 30,
                                                                 Notes           1999                1999
                                                                 -----      -------------       -------------


ASSETS

Cash and cash equivalents                                                   $   1,231,195       $     739,118
Investments in bonds available-for-sale                            2            3,040,897           3,699,324
Investment in local partnerships                                   3           12,048,582          12,905,421
Interest receivable                                                                45,655              65,900
                                                                            -------------       -------------
                                                                            $  16,366,329       $  17,409,763
                                                                            =============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                           4        $     671,026       $     645,210
   Payable to general partner                                                     630,701             585,806
   Other                                                                           41,600              48,600
                                                                            -------------       -------------
                                                                                1,343,327           1,279,616
                                                                            =============       =============
Commitments and contingencies                                     3, 4

Partners' equity (deficit)

   General partner                                                               (341,950)           (331,942)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                     15,424,099          16,414,878
   Accumulated other comprehensive income (loss), net              2              (59,147)             47,211
                                                                            -------------       -------------
                                                                               15,023,002          16,130,147
                                                                            -------------       -------------
                                                                            $  16,366,329       $  17,409,763
                                                                            =============       =============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                        Three Months       Six Months        Three Months        Six Months
                                                           Ended              Ended             Ended              Ended
                                                        September 29,     September 29,      September 29,     September 29,
                                              Notes         1999              1999               1998               1998
                                             -------   --------------    --------------     --------------    --------------

REVENUE

Interest                                               $       67,489    $      128,431     $       99,040    $      182,424
Other income from local partnerships            3               2,537             8,669                                  388
                                                       --------------    --------------     --------------    --------------
TOTAL REVENUE                                                  70,026           137,100             99,040           182,812
                                                       --------------    --------------     --------------    --------------
EXPENSES

Administration fees                             4              74,827           149,653             74,827           149,653
Management fees                                                74,827           149,653             74,827           149,653
Professional fees                                              21,063            44,060             17,967            42,565
Printing, postage and other                                    11,106            20,430              7,002            19,480
                                                       --------------    --------------     --------------    --------------
TOTAL EXPENSES                                                181,823           363,796            174,623           361,351

Loss from operations                                         (111,797)         (226,696)           (75,583)         (178,539)

Equity in loss of investment in local
   partnerships                                 3            (321,977)         (774,091)          (438,011)       (1,057,244)
                                                       --------------    --------------     --------------    --------------
NET LOSS                                                     (433,774)       (1,000,787)          (513,594)       (1,235,783)

Other comprehensive income (loss)               2             (33,367)         (106,358)           111,728           129,784
                                                       --------------    --------------     --------------    --------------
COMPREHENSIVE LOSS                                     $     (467,141)   $   (1,107,145)    $     (401,866)   $   (1,105,999)
                                                       ==============    ==============     ==============    ==============

NET LOSS ATTRIBUTABLE TO

   General partner                                     $       (4,338)   $       (10,008)   $       (5,136)   $      (12,358)
   Limited partners                                          (429,436)          (990,779)         (508,458)       (1,223,425)
                                                       --------------    ---------------    --------------    --------------
                                                       $     (433,774)   $    (1,000,787)   $     (513,594)   $   (1,235,783)
                                                       ==============    ===============    ==============    ==============
NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                               $        (7.70)   $        (17.77)   $        (9.12)   $       (21.95)
                                                       --------------    ---------------    --------------    --------------






                      See Notes to Financial Statements.




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1999 AND 1998
                                  (UNAUDITED)




                                                                                  1999                1998
                                                                              ------------        ------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Interest received                                                            $    200,745        $    174,984
 Cash used for local partnerships for deferred expenses                             (7,000)             (7,000)
 Cash paid for
    administration fees                                                           (104,758)           (104,758)
    management fees                                                               (104,758)            (52,379)
    professional fees                                                              (77,261)            (66,565)
    printing, postage and other expenses                                            (6,308)            (22,790)
                                                                              ------------         -----------

Net cash used in operating activities                                              (99,340)            (78,508)
                                                                              ------------         -----------
 CASH FLOWS FROM INVESTING ACTIVITIES

 Investment in local partnerships                                                  (84,893)
 Cash distributions and other income from local partnerships                       176,310             127,415
 Redemption of bonds                                                               500,000             300,000
                                                                              ------------         -----------

 Net cash provided by investing activities                                         591,417             427,415
                                                                              ------------         -----------
 Net increase in cash and cash equivalents                                         492,077             348,907

 Cash and cash equivalents at beginning of period                                  739,118             513,536
                                                                              ------------         -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,231,195         $   862,443
                                                                              ============         ===========
 SIGNIFICANT NON-CASH INVESTING ACTIVITIES

 Unrealized gain (loss) on investments in bonds available-for-sale, net       $   (106,358)        $   129,784
                                                                              ============         ===========

See reconciliation of net loss to net cash used in operating  activities on page 6.




                      See Notes to Financial Statements.




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1999 AND 1998
                                   (UNAUDITED)




                                                                                     1999               1998
                                                                                 ------------       ------------


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                         $ (1,000,787)      $ (1,235,783)

Adjustments to reconcile net loss to net cash used in operating activities

      Equity in loss of investment in local partnerships                              774,091          1,057,244
      Distributions from local partnerships classified as other income                 (8,669)              (388)
      Loss (gain) on redemption of bonds                                                9,992            (11,403)
      Amortization of net premium on investments in bonds                              61,671             17,392
      Accretion of zero coupon bonds                                                  (19,594)           (19,594)
      Decrease in interest receivable                                                  20,245              6,165
      Increase in payable to general partner                                           44,895             97,274
      Increase in accounts payable and accrued expenses                                25,816             17,585
      Decrease in other liabilities                                                    (7,000)            (7,000)
                                                                                 ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                                            $    (99,340)      $    (78,508)
                                                                                 ============       ============




                     See Notes to Financial Statements.




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited  information.  In the opinion of the General Partner, the financial  statements  include all adjustments  necessary to present fairly the  financial  position  as of  September  29,  1999  and the  results  of
     operations  and  cash  flows  for  the  interim  periods   presented.   All
     adjustments are of a normal recurring nature. The results of operations for the  three  and  six  month  periods  ended  September  29,  1999  are  not necessarily  indicative  of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of September 29, 1999, certain information concerning investments in bonds available-for-sale is as follows:


                                                                       Gross              Gross
                                                   Amortized         unrealized        unrealized         Estimated
      Description and maturity                       cost              gains             losses           fair value
      ------------------------                    -----------       ------------      ------------      -------------

      Corporate debt securities
        Within one year                          $   111,367       $      1,215       $          -       $    112,582
        After one year through five years            859,919             11,046             (2,583)           868,382
        After five years through ten years         1,447,363             16,250            (56,551)         1,407,062
        After ten years                              102,808                  -             (2,520)           100,288
                                                 -----------        ------------      ------------       ------------

                                                   2,521,457              28,511           (61,654)         2,488,314
                                                 -----------        ------------      ------------       ------------
      U.S. Treasury debt securities
        After five years through ten years           541,713                   -           (27,463)           514,250
                                                 -----------        ------------      ------------       ------------


      U.S. government and agency securities
        After five years through ten years            36,874               1,459                 -             38,333
                                                 -----------        ------------      ------------       ------------
                                                 $ 3,100,044        $     29,970      $    (89,117)      $  3,040,897
                                                 ===========        ============      ============       ============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $45,972,983. As of June 30, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $90,204,000 and accrued interest payable on such loans totaling approximately $5,504,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 1999, the investment in local partnerships activity consists of the following:



          Investment in local partnerships as of March 30, 1999                           $    12,905,421

          Investment in local partnerships                                                         84,893

          Equity in loss of investment in local partnerships                                     (774,091)*

          Cash distributions received from Local Partnerships                                    (176,310)

          Cash distributions from local partnerships classified as other income                     8,669
                                                                                          ---------------
          Investment in local partnerships as of September 29, 1999                       $    12,048,582
                                                                                          ===============

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $781,835 for the six months ended June 30, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000
     Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Partnership has made advances of $16,370 and $10,867 under the Funding Agreements to 2000 Christian Street and Christian Street, respectively, during the six months ended September 29, 1999 and recorded such advances as investment in local partnerships. The Local General Partners have made advances of $16,500 and $25,000 to 2000 Christian Street and Christian Street, respectively, during the six months ended June 30, 1999.

     As a result of increasing deficits and declining occupancy, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. As of September 1999, the first and second mortgages are twelve and ten months in arrears, respectively. In addition, the Partnership has made advances of $57,656 during the six months ended September 29, 1999 primarily to pay for needed maintenance of vacant dwelling units, and recorded such advances as investment in local partnerships. The Property is currently less than 50% occupied with the remaining units not in rentable condition. Forest Village has filed a plan of reorganization (the "Plan") and a hearing on confirmation of the Plan is scheduled for December 14, 1999. In the event that the Plan is confirmed, it is anticipated that the Partnership will make additional advances to make needed capital improvements to the Property. There can be no assurance that the Court will confirm the Plan.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 and 1998 are reflected on pages 9 and 10, respectively.



                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1999 and December 31, 1998 are as follows:

                                                      June 30,                December 31,
                                                       1999                      1998
                                                  --------------             ---------------

ASSETS

Cash and cash equivalents                         $    3,379,588             $     3,806,606
Rents receivable                                         493,197                     585,071
Escrow deposits and reserves                           5,807,916                   5,572,647
Land                                                   4,180,673                   4,180,673
Buildings and improvements (net of
   accumulated depreciation of $49,366,760            91,692,251                  93,551,328
   and $46,950,143)
Intangible assets (net of accumulated
   amortization of $1,103,645 and                      1,569,727                   1,623,218
   $1,050,154)
Other                                                  1,135,400                   1,125,436
                                                  --------------             ---------------
                                                  $  108,258,752             $   110,444,979
                                                  ==============             ===============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses           $    1,406,072             $     1,368,829
  Due to related parties                               4,173,366                   4,488,367
  Mortgage loans                                      90,203,760                  90,801,660
  Notes payable                                        2,473,537                   2,382,595
  Accrued interest                                     5,503,749                   5,065,190
  Other                                                  663,308                     649,750
                                                  --------------             ---------------
                                                     104,423,792                 104,756,391
                                                  --------------             ---------------
Partners' equity (deficit)

  American Tax Credit Properties II L.P.
       Capital contributions, net of                  44,909,854                  44,985,009
       distributions
       Cumulative loss                               (32,226,168)                (31,452,077)
                                                  --------------             ---------------

                                                      12,683,686                  13,532,932
                                                  --------------             ---------------
  General partners and other limited
     partners, including

       ATCP & ATCP III
          Capital contributions, net of                3,243,967                   3,283,927
          distributions
          Cumulative loss                            (12,092,693)                (11,128,271)
                                                  --------------             ---------------
                                                      (8,848,726)                 (7,844,344)
                                                  --------------             ---------------
                                                       3,834,960                   5,688,588
                                                  --------------             ---------------
                                                  $  108,258,752             $   110,444,979
                                                  ==============             ===============




                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 and 1998 are as follows:



                                                  Three Months         Six Months        Three Months        Six Months
                                                      Ended              Ended              Ended              Ended
                                                     June 30,           June 30,           June 30,           June 30,
                                                       1999               1999               1998               1998
                                                 --------------     --------------     --------------      -------------

      REVENUE

      Rental                                     $    5,090,950     $   10,134,632     $    5,205,437      $  10,295,150
      Interest and other                                 88,870            256,649            113,467            240,467
                                                 --------------     --------------     --------------      -------------
      TOTAL REVENUE                                   5,179,820         10,391,281          5,318,904         10,535,617

      EXPENSES

       Administrative                                   846,439          1,707,470            906,854          1,772,390
       Utilities                                        603,084          1,378,190            575,151          1,370,140
       Operating, maintenance and other               1,136,159          2,182,509          1,033,776          1,957,070
       Taxes and insurance                              630,984          1,197,486            591,523          1,187,268
      Financial (including amortization of
        $23,954, $53,491, $25,911 and                 1,595,094          3,244,571          1,632,522          3,267,277
        $46,776)
       Depreciation                                   1,211,054          2,419,568          1,258,992          2,555,854
                                                 --------------      -------------      -------------       ------------

      TOTAL EXPENSES                                  6,022,814         12,129,794          5,998,818         12,109,999
                                                 --------------      -------------      -------------       ------------

     NET LOSS                                    $     (842,994)     $  (1,738,513)     $    (679,914)      $ (1,574,382)
                                                 ==============      =============      =============       ============
      NET LOSS ATTRIBUTABLE TO

        American Tax Credit Properties II L.P.   $     (321,978)     $    (774,091)     $    (438,011)      $ (1,057,244)


         General partners and other limited
           partners, including ATCP & ATCP III,
           which includes $410,533, $781,835,
           $149,881 and $354,726 of Partnership        (521,016)          (964,422)          (241,903)          (517,138)
           loss in excess of investment          --------------      -------------       ------------        ------------

                                                 $     (842,994)     $  (1,738,513)      $   (679,914)       $ (1,574,382)
                                                 ==============      =============       ============        ============

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


4.   Administration Fees

     Pursuant to the Partnership Agreement, the Partnership is authorized to pay ML Fund Administrators Inc. ("MLFA"), an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, an annual administration fee (the "Administration Fee") and an annual additional administration fee (the "Additional Administration Fee") for its administrative services provided to the Partnership pursuant to an Administrative Services Agreement. The annual Administration Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnership related to the Properties ("Invested Assets"), and the annual Additional Administration Fee, which is subject to certain provisions of the Partnership Agreement, is equal to .06% of Invested Assets. MLFA has notified the Partnership that effective November 23, 1999 it will discontinue the performance of its services under the Administrative Services Agreement. The General Partner is considering the transition of such services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Under the terms of the Partnership Agreement, the Partnership currently incurs an annual Administration Fee and an annual Additional Administration Fee of $209,514 and $89,793, respectively. Unpaid cumulative Administration Fees and Additional Administration Fees in the amount of $630,701 and $585,806 are included in accounts payable and accrued expenses in the accompanying balance sheets as of September 29, 1999 and March 30, 1999, respectively.


5.   Additional Information

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1999, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal
Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 1999, Registrant received cash from interest revenue, redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in 2000-2100 Christian Street Associates ("2000 Christian Street"), Christian Street Associates Limited Partnership ("Christian Street") and Forest Village Housing Partnership ("Forest Village") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $166,000 during the six months ended September 29, 1999 (which includes a net unrealized loss on investments in bonds of approximately $106,000, amortization of net premium on investments in bonds of approximately $62,000 and accretion of zero coupon bonds of approximately $20,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 1999, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1999 of $774,091 and cash distributions received from Local Partnerships of $167,641 (exclusive of distributions from Local Partnerships of $8,669 classified as other income from local partnerships), partially offset by investments in Local Partnerships of $84,893). Accounts payable and accrued expenses includes deferred administration fees of $630,701 and payable to general partner represents deferred management fees in the accompanying balance sheet as of September 29, 1999.

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

Registrant's operations for the three months ended September 29, 1999 and 1998 resulted in net losses of $433,774 and $513,594, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $116,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting, partially offset by a decrease in interest revenue of approximately $32,000. Other comprehensive income (loss) for the three months ended September 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $(33,367) and $111,728, respectively.

The Local Partnerships' net loss of approximately $843,000 for the three months ended June 30, 1999 was attributable to rental and other revenue of approximately $5,180,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,788,000 and approximately $1,235,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $680,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $5,319,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

approximately $4,714,000 and approximately $1,285,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 1999 and 1998 resulted in net losses of $1,000,787 and $1,235,783, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $283,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting, partially offset by a decrease in interest revenue of approximately $54,000. Other comprehensive income (loss) for the six months ended September 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $(106,358) and $129,784, respectively.

The Local Partnerships' net loss of approximately $1,739,000 for the six months ended June 30, 1999 was attributable to rental and other revenue of approximately $10,391,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $9,657,000 and approximately $2,473,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,574,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $10,536,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $9,507,000 and approximately $2,603,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1998, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits. The Local Partnerships will have generated substantially all of the Low-income Tax Credits allocated to limited partners by December 31, 2000.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below existing rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to annual year-to-year renewals.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street and 2000 Christian Street, which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners have exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate, to Christian Street and 2000 Christian Street. The Local General Partners approached the lender and are attempting to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. There can be no assurance that any such restructuring will be achieved. Christian Street and 2000 Christian Street have allocated approximately 8.5 years of Low-income Tax Credits to Registrant through December 31, 1998. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of Christian Street and 2000 Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Local General Partners of Christian Street and 2000 Christian Street have agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements. The accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $56,000, excluding accrued management fees of approximately $19,000, for the six months ended June 30, 1999. Under the terms of the Funding Agreements, Registrant has funded $32,870 and $31,867 to 2000 Christian Street and Christian Street, respectively, as of September 29, 1999 while the Local General Partners have funded $16,500 and $25,000, respectively, as of June 30, 1999. Payments on the mortgage and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street will have generated approximately $8 and approximately $4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

As a result of increasing deficits and declining occupancy, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. As of September 1999, the first and second mortgages are twelve and ten months in arrears, respectively. In addition, Registrant has made advances of approximately $58,000 during the six months ended September 29, 1999 primarily to pay for needed maintenance of vacant dwelling units. The Property is currently less than 50% occupied with the remaining units not in rentable condition. Forest Village has filed a plan of reorganization (the "Plan") and a hearing on confirmation of the Plan is scheduled for December 14, 1999. In the event that the Plan is confirmed, it is anticipated that Registrant will make additional advances to make needed capital improvements to the Property. There can be no assurance that the Court will confirm the Plan. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Forest Village.

The terms of the partnership agreement of Batesville Family, L.P. ("Batesville") require the management agent to defer property management fees in order to avoid a default under the mortgage. Batesville reported an operating deficit of approximately $6,000 for the six months ended June 30, 1999, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Batesville, after cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual income Low-income Tax Credits, less than 1% is allocated from Batesville.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds, U.S. Treasury instruments and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2023, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an underperforming Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

The Properties are generally located where there is a demand for low-income housing. Accordingly, there is a significant likelihood that new low-income housing properties could be built in the general vicinity of the respective Properties. As a result, the respective Properties' ability to operate at high occupancy levels is subject to competition from newly built low-income housing.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          As a result of increasing deficits and declining occupancy, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington on March 25, 1999. Forest Village has filed a plan of reorganization and a hearing on confirmation of the plan is scheduled for December 14, 1999.

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



                                   AMERICAN TAX CREDIT PROPERTIES II L.P.
                                  (a Delaware limited partnership)

                                   By   Richman Tax Credit Properties II L.P.,
                                        General Partner

                                   by:  Richman Tax Credits Inc.,
                                        general partner


Dated: November  15, 1999          /s/  Richard Paul Richman
                                   ---------------------------------------------
                                   by:  Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner


Dated: November 15, 1999          /s/   Neal Ludeke
                                  ----------------------------------------------
                                  by:   Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner
                                        Of the General Partner
                                       (Principal Financial and Accounting
                                        Officer of Registrant)