Form 10-Q
period 1999-12-31
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2000-02-15
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Richman Tax Credit Properties L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut
----------------------------------------                         06830
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X No ___.

                       AMERICAN TAX CREDIT PROPERTIES L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Table of Contents                                                        Page
                                                                         ----
Balance Sheets............................................................3

Statements of Operations..................................................4

Statements of Cash Flows..................................................5

Notes to Financial Statements.............................................7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           December 30,      March 30,
                                                                  Notes       1999            1999
                                                                  -----    ------------    ------------
ASSETS

Cash and cash equivalents                                                  $  1,150,148    $    739,118
Investments in bonds available-for-sale                               2       2,968,578       3,699,324
Investment in local partnerships                                      3      11,773,337      12,905,421
Interest receivable                                                              51,050          65,900
                                                                           ------------    ------------
                                                                           $ 15,943,113    $ 17,409,763
                                                                           ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                              4    $    638,565    $    645,210
   Payable to general partner                                                   684,512         585,806
   Other                                                                         41,600          48,600
                                                                           ------------    ------------
                                                                              1,364,677       1,279,616
                                                                           ------------    ------------
Commitments and contingencies                                      3, 4

Partners' equity (deficit)

   General partner                                                             (345,737)       (331,942)
   Limited partners (55,746 units of limited partnership                     15,049,214      16,414,878
     interest outstanding)
   Accumulated other comprehensive income (loss), net                 2        (125,041)         47,211
                                                                           ------------    ------------
                                                                             14,578,436      16,130,147
                                                                           ------------    ------------
                                                                           $ 15,943,113    $ 17,409,763
                                                                           ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months  Nine Months    Three Months   Nine Months
                                                              Ended         Ended          Ended           Ended
                                                            December 30,  December 30,   December 30,   December 30,
                                               Notes           1999          1999           1998           1998

REVENUE
Interest                                                  $    68,545    $   196,976    $    80,253    $   262,677
Other income from local partnerships                 3          2,463         11,132                           388
                                                          -----------    -----------    -----------    -----------
TOTAL REVENUE                                                  71,008        208,108         80,253        263,065
                                                          -----------    -----------    -----------    -----------
EXPENSES

Administration fees                                  4         74,826        224,479         74,826        224,479
Management fees                                                74,826        224,479         74,826        224,479
Professional fees                                              17,116         61,176         21,222         63,787
Printing, postage and other                                    11,675         32,105         10,272         29,752
                                                          -----------    -----------    -----------    -----------
TOTAL EXPENSES                                                178,443        542,239        181,146        542,497
                                                          -----------    -----------    -----------    -----------
Loss from operations                                         (107,435)      (334,131)      (100,893)      (279,432)

Equity in loss of investment in local
   partnerships                                      3       (271,237)    (1,045,328)      (603,810)    (1,661,054)
                                                          -----------    -----------    -----------    -----------
NET LOSS                                                     (378,672)    (1,379,459)      (704,703)    (1,940,486)

Other comprehensive income (loss)                    2        (65,894)      (172,252)       (65,887)        63,897
                                                          -----------    -----------    -----------    -----------
COMPREHENSIVE LOSS                                        $  (444,566)   $(1,551,711)   $  (770,590)   $(1,876,589)
                                                          ===========    ===========    ===========    ===========

NET LOSS ATTRIBUTABLE TO

   General partner                                        $    (3,787)   $   (13,795)   $    (7,047)   $   (19,405)
   Limited partners                                          (374,885)    (1,365,664)      (697,656)    (1,921,081)
                                                          -----------    -----------    -----------    -----------
                                                          $  (378,672)   $(1,379,459)   $  (704,703)   $(1,940,486)
                                                          ===========    ===========    ===========    ===========

NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                                  $     (6.73)   $    (24.50)   $    (12.51)   $    (34.46)
                                                          ===========    ===========    ===========    ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                   (UNAUDITED)




                                                                              1999           1998
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                        $   199,452    $   265,428
Cash used for local partnerships for deferred expenses                        (7,000)        (7,000)
Cash paid for
   administration fees                                                      (184,056)      (207,136)
   management fees                                                          (157,128)      (207,136)
   professional fees                                                         (81,277)       (75,287)
   printing, postage and other expenses                                      (27,717)       (38,568)
                                                                         -----------    -----------
Net cash used in operating activities                                       (257,726)      (269,699)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                             (85,143)       (76,802)
Cash distributions and other income from local partnerships                  183,031        129,915
Redemption of bonds                                                          570,868        300,000
                                                                         -----------    -----------
Net cash provided by investing activities                                    668,756        353,113
                                                                         -----------    -----------
Net increase in cash and cash equivalents                                    411,030         83,414
                                                                         -----------    -----------

Cash and cash equivalents at beginning of period                             739,118        513,536
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,150,148    $   596,950
                                                                         ===========    ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net   $  (172,252)   $    63,897
                                                                         ===========    ===========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                 1999          1998
                                                                             -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                     $(1,379,459)   $(1,940,486)

Adjustments to reconcile net loss to net cash used in operating activities

      Equity in loss of investment in local partnerships                       1,045,328      1,661,054
      Distributions from local partnerships classified as other income           (11,132)          (388)
      Loss (gain) on redemption of bonds                                          10,000        (11,403)
      Amortization of net premium on investments in bonds                          6,965         33,839
      Accretion of zero coupon bonds                                             (29,339)       (29,446)
      Decrease in interest receivable                                             14,850          9,761
      Increase in payable to general partner                                      98,706         17,343
      Decrease in accounts payable and accrued expenses                           (6,645)        (2,973)
      Decrease in other liabilities                                               (7,000)        (7,000)
                                                                             -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                        $  (257,726)   $  (269,699)
                                                                             ===========    ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1999
                                   (UNAUDITED)

01.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

2.   Investments in Bonds Available-For-Sale

     As of December 30, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                         Gross         Gross
                                          Amortized    unrealized    unrealized     Estimated
    Description and maturity                 cost        gains         losses       fair value
    ------------------------            -----------   -----------    -----------    -----------
Corporate debt securities
   Within one year                      $   312,698   $       703    $      (729)   $   312,672
   After one year through five years        889,753        12,021        (17,297)       884,477
   After five years through ten years     1,213,944           104        (68,662)     1,145,386
   After ten years                           92,244          --           (4,594)        87,650
                                        -----------   -----------    -----------    -----------
                                          2,508,639        12,828        (91,282)     2,430,185
                                        -----------   -----------    -----------    -----------
U.S. Treasury debt securities
  After five years through ten years        551,457          --          (47,632)       503,825
                                        -----------   -----------    -----------    -----------
U.S. government and agency securities
  After five years through ten years         33,523         1,045           --           34,568
                                        -----------   -----------    -----------    -----------
                                        $ 3,093,619   $    13,873    $  (138,914)   $ 2,968,578
                                        ===========   ===========    ===========    ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,058,127, which includes advances made to certain Local Partnerships. As of September 30, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $89,910,000 and accrued interest payable on such loans totaling approximately $5,665,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 1999, the investment in local partnerships activity consists of the following:

             Investment in local partnerships as of March 30, 1999                   $     12,905,421

             Investment in local partnerships                                                  85,143

             Equity in loss of investment in local partnerships                            (1,045,328)*

             Cash distributions received from Local Partnerships                             (183,031)

             Cash distributions from Local Partnerships classified as other income             11,132
                                                                                     ----------------
             Investment in local partnerships as of December 30, 1999                $     11,773,337
                                                                                     ================

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,258,076 for the nine months ended September 30, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000
     Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Partnership has made advances of $16,370 and $10,867 under the Funding Agreements to 2000 Christian Street and Christian Street, respectively, during the nine months ended December 30, 1999 and recorded such advances as investment in local partnerships.

     As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for the Partnership to provide up to $500,000, all of which is expected to be advanced during 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. As of February 1, 2000, the Partnership has advanced approximately $142,000 to Forest Village under the Plan and the first mortgage is now current. Amounts advanced by the Partnership, which are recorded as investment in local partnerships, accrue interest at 8.5% and are repayable out of net cash flow from the operations of the property.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1999 and December 31, 1998 are as follows:

                                                               September 30,     December 31,
                                                                  1999             1998
                                                              -------------    -------------
ASSETS

Cash and cash equivalents                                     $   3,363,256    $   3,806,606
Rents receivable                                                    779,836          585,071
Escrow deposits and reserves                                      5,759,890        5,572,647
Land                                                              4,180,673        4,180,673
Buildings and improvements (net of accumulated depreciation
   of $50,689,043 and $46,950,143)                               90,510,327       93,551,328
Intangible assets (net of accumulated amortization of
   $1,126,897 and $1,050,154)                                     1,546,475        1,623,218
Other                                                             1,013,507        1,125,436
                                                              -------------    -------------
                                                              $ 107,153,964    $ 110,444,979
                                                              =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                       $   1,559,357    $   1,368,829
  Due to related parties                                          3,833,339        4,488,367
  Mortgage loans                                                 89,909,843       90,801,660
  Notes payable                                                   2,376,721        2,382,595
  Accrued interest                                                5,664,535        5,065,190
  Other                                                             813,844          649,750
                                                              -------------    -------------
                                                                104,157,639      104,756,391
                                                              -------------    -------------
Partners' equity (deficit)

  American Tax Credit Properties II L.P.
       Capital contributions, net of distributions               44,893,977       44,985,009
       Cumulative loss                                          (32,497,405)     (31,452,077)
                                                              -------------    -------------
                                                                 12,396,572       13,532,932
                                                              -------------    -------------
  General partners and other limited partners, including
       ATCP & ATCP III
          Capital contributions, net of distributions             3,232,537        3,283,927
          Cumulative loss                                       (12,632,784)     (11,128,271)
                                                              -------------    -------------
                                                                 (9,400,247)      (7,844,344)
                                                              -------------    -------------
                                                                  2,996,325        5,688,588
                                                              -------------    -------------
                                                              $ 107,153,964    $ 110,444,979
                                                              =============    =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                             Three Months     Nine Months    Three Months     Nine Months
                                                 Ended          Ended           Ended           Ended
                                             September 30,   September 30,   September 30,    September 30,
                                                  1999           1999            1998            1998
                                             ------------    ------------    ------------    ------------
REVENUE

Rental                                       $  5,064,396    $ 15,199,028    $  5,075,956    $ 15,371,106
Interest and other                                201,993         458,642         118,484         358,951
                                             ------------    ------------    ------------    ------------
Total Revenue                                   5,266,389      15,657,670       5,194,440      15,730,057
                                             ------------    ------------    ------------    ------------
EXPENSES

Administrative                                    856,871       2,564,341         843,258       2,615,648
Utilities                                         538,507       1,916,697         575,702       1,945,842
Operating, maintenance and other                1,188,427       3,370,936       1,160,151       3,117,221
Taxes and insurance                               599,798       1,797,284         500,950       1,688,218
Financial (including amortization of
  $23,252, $76,743, $23,390 and $70,166)        1,569,774       4,814,345       1,596,077       4,863,354

Depreciation                                    1,324,340       3,743,908       1,340,080       3,895,934
                                             ------------    ------------    ------------    ------------
Total Expenses                                  6,077,717      18,207,511       6,016,218      18,126,217
                                             ------------    ------------    ------------    ------------
NET LOSS                                     $   (811,328)   $ (2,549,841)   $   (821,778)   $ (2,396,160)
                                             ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties II L.P.     $   (271,237)   $ (1,045,328)   $   (527,008)   $ (1,584,252)

  General partners and other limited
     partners,  including ATCP & ATCP III,
     which includes $476,241, $1,258,076,
     $177,691 and $532,417 of Partnership
     loss in excess of investment                (540,091)     (1,504,513)       (294,770)       (811,908)
                                             ------------    ------------    ------------    ------------
                                             $   (811,328)   $ (2,549,841)   $   (821,778)   $ (2,396,160)
                                             ============    ============    ============    ============

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)


4.    Administration Fees

      Pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Since the inception of the Partnership, such administrative services have been provided by ML Fund Administrators Inc. ("MLFA"), pursuant to an Administrative Services Agreement. MLFA discontinued the performance of its basic services under the Administrative Services Agreement effective November 23, 1999 with certain transitional services to be continued until April 30, 2000. The General Partner has transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Under the terms of the Partnership Agreement, the Partnership currently incurs an annual Administration Fee and an annual Additional Administration Fee of $209,514 $89,793 respectively.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1999, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 1999, Registrant received cash from interest revenue, redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and to fund operating deficits in connection with 2000-2100 Christian Street Associates ("2000 Christian Street"), Christian Street Associates Limited Partnership ("Christian Street") and Forest Village Housing Partnership ("Forest Village") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $320,000 during the nine months ended December 30, 1999 (which includes a net unrealized loss on investments in bonds of approximately $172,000, amortization of net premium on investments in bonds of approximately $7,000 and accretion of zero coupon bonds of approximately $29,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 1999, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1999 of $1,045,328 and cash distributions received from Local Partnerships of $171,899 (exclusive of distributions from Local Partnerships of $11,132 classified as other income from local partnerships), partially offset by advances to Local Partnerships of $85,143 which are reported as additional investments in local partnerships). Accounts payable and accrued expenses includes deferred administration fees of $613,747 and payable to general partner represents deferred management fees and administration fees in the accompanying balance sheet as of December 30, 1999.

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

Registrant's operations for the three months ended December 30, 1999 and 1998 resulted in net losses of $378,672 and $704,703, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $333,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting. Other comprehensive loss for the three months ended December 30, 1999 and 1998 resulted from a net unrealized loss on investments in bonds available-for-sale of $65,894 and $65,887, respectively.

The Local Partnerships' net loss of approximately $811,000 for the three months ended September 30, 1999 was attributable to rental and other revenue of approximately $5,266,000 exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,729,000 and approximately $1,348,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $822,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $5,194,000, exceeded by operating and interest expense (including interest on

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

non-mandatory debt) of approximately $4,653,000 and approximately $1,363,000 of depreciation and amortization expense. The results of operations of the Local
Partnerships for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 1999 and 1998 resulted in net losses of $1,379,459 and $1,940,486, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $616,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting, partially offset by a decrease in interest revenue of approximately $66,000. Other comprehensive income (loss) for the nine months ended December 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $(172,252) and $63,897, respectively.

The Local Partnerships' net loss of approximately $2,550,000 for the nine months ended September 30, 1999 was attributable to rental and other revenue of approximately $15,658,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $14,387,000 and approximately $3,821,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,396,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $15,730,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $14,160,000 and approximately $3,966,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below existing rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defined owners' notification responsibilities, advised owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provided guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provided guidance on setting renewal rents and handling renewal rent increases and provided the requirements and procedures for opting-out of a
Section 8 project based contract. In January 2000, HUD issued a new notice that provides updated guidance for those project based Section 8 contracts expiring during HUD's fiscal year 2000. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to annual year-to-year renewals.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating above or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street and 2000 Christian Street, which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners have exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. Christian Street and 2000 Christian Street have allocated approximately 9.5 years of Low-income Tax Credits to Registrant through December 31, 1999. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of Christian Street and 2000 Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Local General Partners of Christian Street and 2000 Christian Street have agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements. The accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $64,000, excluding accrued management fees of approximately $29,000, for the nine months ended September 30, 1999. Under the terms of the Funding Agreements, Registrant has funded $32,870 and $31,867 to 2000 Christian Street and Christian Street, respectively, as of December 30, 1999. Payments on the mortgage and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street will have generated approximately $8 and approximately $4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for Registrant to provide up to $500,000, all of which is expected to be advanced during 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. As of February 1, 2000, Registrant has advanced approximately $142,000 to Forest Village under the Plan and the first mortgage is now current. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Forest Village.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $20,000 for the nine months ended September 30, 1999, which includes property management fees of approximately
$10,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual income Low-income Tax Credits, less than 1% is allocated from College Avenue.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 unfolds, certain systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be sufficiently converted. To date, Registrant is not aware of any problems caused by Y2K. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds, U.S. Treasury instruments and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2023, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

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

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As a result of increasing deficits and declining occupancy, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington on March 25, 1999. Forest Village filed a plan of reorganization that was confirmed on December 14, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                     (a Delaware limited partnership)

                                     By:  Richman Tax Credit Properties II L.P.,
                                          General Partner

                                     by:  Richman Tax Credit Inc.,
                                          general partner


Dated:  February 14, 2000            /s/  Richard Paul Richman
                                     ------------------------------------------
                                     by:  Richard Paul Richman
                                          President, Chief Executive Officer and
                                          Director of the general partner of the
                                          General Partner


Dated:  February 14, 2000            /s/  Neal Ludeke
                                     ------------------------------------------
                                     by:  Neal Ludeke
                                          Vice President and Treasurer of the
                                            general partner of the General
                                            Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)