Form 10-K
period 2000-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2000-06-29
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                           (Mark One)

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 30, 2000
                                            --------------

                              OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________

                                     0-18405
                            ------------------------
                            (Commission File Number)


                     American Tax Credit Properties II L.P.
                     --------------------------------------
      (Exact name of registrant as specified in its governing instruments)

        Delaware                                            13-3495678
----------------------------                             -------------------
(State or other jurisdiction                             (I.R.S. Employer
      of organization)                                   Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                       06830
----------------------------------------          -----------------------------
(Address of principal executive offices)                   (Zip Code)
Registrant's telephone number, including area code:      (203) 869-0900
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

         None                                              None
---------------------                -------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Registrant has no voting stock.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998 and Tax and Trade Relief Extension Act of 1999 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.  Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1999, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines.

                                                                                             Mortgage
Name of Local Partnership                          Number                               loans payable as of
Name of apartment complex                        of rental            Capital              December 31,            Subsidy
Apartment complex location                         units           contribution                1999            (see footnotes)
--------------------------                      ------------     ---------------          ----------------    ---------------
1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas                                      60            $     130,796           $    489,606              (1a&g)

2000-2100 Christian Street Associates
Christian Street Apartments II
Philadelphia, Pennsylvania                           57                1,417,816           2,568,182                 (1c&f)

Ann Ell Apartments Associates, Ltd.
Ann Ell Apartments
Miami Beach, Florida                                 54                  809,177           2,234,642                   (1c)

Auburn Hills Apartments Limited
   Partnership
Auburn Hills Apartments
Cabot, Arkansas                                      24                  201,649           796,690                     (1c)

Auburn Hills Townhouses Limited
   Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan                                   250                3,206,110           6,389,574                 (1a&g)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                              48                   160,741 (2)         1,438,380                (1c)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi                               60                  197,808           848,614                     (1c)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                   40                  122,814 (2)       1,107,099                 (1c&d)

Canton Partners, L.P.
Pecan Village
Canton, Mississippi                                  48                  380,199           1,451,580                   (1c)

Carrington Limited Dividend Housing
   Association Limited Partnership
Carrington Place
Farmington Hills, Michigan                          100                1,058,976 (2)       3,412,991                   (1e)

Christian Street Associates Limited
   Partnership
Christian Street Apartments
Philadelphia, Pennsylvania                           72                2,371,723           2,445,792                 (1c&f)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey                                 107                6,592,092           7,446,413                 (1a&c)

Cleveland Square, Ltd.
Cleveland Square Apartments
Cleveland, Texas                                     48                  223,327           837,824                     (1c)

                                                                                             Mortgage
Name of Local Partnership                          Number                               loans payable as of
Name of apartment complex                        of rental            Capital              December 31,            Subsidy
Apartment complex location                         units           contribution                1999            (see footnotes)
--------------------------                      ------------     ---------------          ----------------    ---------------
College Avenue Apartments Limited
   Partnership
College Avenue Apartments
Natchitoches, Louisiana                              41           $      324,847          $     601,574                (1a)

Corrigan Square, Ltd.
Corrigan Square Apartments
Corrigan, Texas                                      96                  372,833              1,442,037                (1c)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas                                   37                  296,051              1,165,165                (1c)


Dermott Villas Limited Partnership
Dermott Villas
Dermott, Arkansas                                    32                  272,802              1,062,964                (1c)

Eagle View, Ltd.
Eagle View Apartments
Clearfield, Kentucky                                 24                  102,850                410,416                (1c)

Elm Hill Housing Limited Partnership
Elm Hill Housing
Boston, Massachusetts                               142                5,712,391              6,882,333                (1a)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas                                     24                  188,838                750,828                (1c)

Forest Village Housing Partnership
Forest Village Apartments
Auburn, Washington                                   89                1,083,391              1,487,090              (1b&c)

Harborside Housing Limited Partnership
Cal-View Apartments
East Chicago, Indiana                               255                1,789,434              3,290,781            (1a,c&g)

Hill Com I Associates Limited
   Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania                             67                  887,635              1,240,549              (1a&g)

Hill Com II Associates Limited
   Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania                             48                  683,172                991,213              (1a&g)

Hughes Manor Limited Partnership
Hughes Manor
Hughes, Arkansas                                     32                  287,261              1,113,224                (1c)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                              32                   90,878 (2)            793,732              (1c&d)

                                                                                             Mortgage
Name of Local Partnership                          Number                               loans payable as of
Name of apartment complex                        of rental            Capital              December 31,           Subsidy
Apartment complex location                         units           contribution                1999           (see footnotes)
--------------------------                      ------------     ---------------          ----------------    ---------------
Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana                               312          $     3,147,863              $7,731,185           (1a,c&g)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                  24                   83,013 (2)            758,834            (1c&d)

Lexington Estates Ltd.,
   A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi                               24                  176,225                707,537              (1c)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey                                  102                3,087,138              4,303,080              (1c)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi                                    24                  176,645                700,071              (1c)

Magee Elderly, L.P.
Eastgate Manor
Magee, Mississippi                                   24                  150,952                590,519            (1c&d)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                                48                  186,717 (2)          1,882,326            (1c&d)

Nixa Heights Apartments, L.P.
Nixa Heights Apartments
Nixa, Missouri                                       40                  250,030              1,004,544              (1c)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan                                   525                3,443,762              2,607,735            (1a&g)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts                           24                  794,044                976,910              (1a)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi                           24                  152,268                598,254              (1c)

Powelton Gardens Associates
Powelton Gardens Apartments
West Philadelphia, Pennsylvania                      25                  782,958                959,292            (1a&f)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                  40                  128,419 (2)          1,146,172              (1c)

                                                                                             Mortgage
Name of Local Partnership                          Number                               loans payable as of
Name of apartment complex                        of rental           Capital               December 31,           Subsidy
Apartment complex location                          units         contribution                 1999           (see footnotes)
--------------------------                      ------------     ---------------          ----------------    ---------------
Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                           29          $       603,552 (2)       $  1,563,392            (1c&f)

Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi                                  24                  165,582               637,956             (1c&d)

Santa Juanita Limited Dividend
   Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                 45                  584,117 (2)          1,471,761            (1a&c)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi                                   24                  211,823                813,284              (1d)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia                          24                  194,674                808,651              (1c)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi                                  24                  150,984                736,131              (1c)

The Pendleton (A Louisiana
   Partnership in Commendam)
The Pendleton
Shreveport, Louisiana                                36                  444,321                585,293            (1a&c)

Trenton Heights Apartments, L.P.
Trenton Heights Apartments
Trenton, Mississippi                                 40                  100,434                439,839              (1c)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi                              24                  163,172                611,905              (1c)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas                                40                  288,216              1,213,039              (1c)

York Park Associates Limited Partnership*
York Park Apartments
Dundalk, Maryland                                    80                2,146,200              3,952,284              (1a)
                                                                 ---------------          -------------
                                                                 $    46,578,720          $  89,499,287
                                                                 ===============          =============

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

          (g) The Local Partnership's Section 8 contracts, certain of which cover only certain rental units, are subject to renewal under applicable HUD guidelines.

     (2) Reflects amount attributable to Registrant only.

     * York Park Associates Limited Partnership has been informally notified by Baltimore County (the "County") that due to recently enacted legislation, the County may elect to execute its rights of eminent domain and acquire the property during 2001 (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Local Partnership Matters).

Item 3.  Legal Proceedings

On August 13, 1999, Civil Action No. 99C-08-122-WTQ was commenced in the Superior Court of the State of Delaware in and for New Castle County against Registrant, the General Partner and the general partner of the General Partner. On September 20, 1999, a motion to dismiss the Complaint pursuant to Delaware Superior Court Rules 12(b)(1) and 12(b)(6) was filed. By letter opinion dated January 7, 2000, the Delaware Superior Court ordered that the Complaint be dismissed in its entirety.

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

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of June 1, 2000 was 2,963, holding 55,746 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2000 and 1999.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1999 and 1998 and the cumulative Tax Credits allocated from inception through December 31, 1999 are as follows:

                                                 Historic
                                              Rehabilitation         Low-income
                                               Tax Credits          Tax Credits
                                               -----------          -----------

      Tax year ended December 31, 1999        $          --        $      142.44
      Tax year ended December 31, 1998                   --               144.49

      Cumulative totals                       $        6.56        $    1,445.26

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

                                                       Years Ended March 30,
                               ----------------------------------------------------------------------------
                                    2000            1999            1998            1997            1996
                               ------------    ------------    ------------    ------------    ------------
Interest and other revenue     $    272,075    $    339,756    $    352,811    $    359,806    $    360,324
                               ============    ============    ============    ============    ============
Equity in loss of investment
   in local partnerships       $ (1,598,531)   $ (2,363,768)   $ (2,806,299)   $ (5,180,297)   $ (3,514,333)
                               ============    ============    ============    ============    ============
Net loss                       $ (2,048,082)   $ (2,759,975)   $ (3,189,990)   $ (5,506,972)   $ (3,837,432)
                               ============    ============    ============    ============    ============
Net loss per unit of limited
   partnership interest        $     (36.74)   $     (49.01)   $     (56.65)   $     (97.80)   $     (68.15)
                               ============    ============    ============    ============    ============

                                                                As of March 30,
                               ----------------------------------------------------------------------------
                                    2000            1999            1998            1997            1996
                               ------------    ------------    ------------    ------------    ------------
Total assets                   $ 15,407,107    $ 17,409,763    $ 20,162,596    $ 23,022,129    $ 28,509,605
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

As of March 30, 2000, Registrant has cash and cash equivalents and investments in bonds totaling $3,621,290 which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2000, Registrant's investments in bonds represent corporate bonds of $2,418,248, U.S. Treasury bonds of $529,465 and U.S. government agency bonds of $32,114 with various maturity dates ranging from 2000 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2000, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions and other income from Local Partnerships and utilized cash for operating expenses and investments in Local Partnerships. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $817,000 during the year ended March 30, 2000 (which includes a net unrealized loss on investments in bonds of approximately $163,000, the amortization of net premium on investments in bonds of approximately $9,000 and the accretion of zero coupon bonds of approximately $39,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1999 of $1,418,531, an adjustment to
Registrant's carrying value of its investment in two Local Partnerships of $180,000 in accordance with applicable accounting guidelines (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $173,379 (exclusive of distributions from Local Partnerships of $10,229 classified as other income), partially offset by investments in Local Partnerships of $605,737 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2000 include deferred administration fees and management fees of $706,770 and $675,597, respectively.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things) (the "Local Partnership Carrying Value"). Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to an investment's carrying value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under
Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2000, 1999 and 1998 resulted in net losses of $2,048,082, $2,759,975 and $3,189,990, respectively. The decrease in net loss from 1999 to 2000 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $765,000, partially offset by a decrease in interest revenue of approximately $78,000. The decrease in net loss from 1998 to 1999 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $443,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during the years ended March 30, 2000 and 1999 as reflected in Note 5 to the financial statements and (ii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $2,839,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $4,828,000 and interest on non-mandatory debt of approximately $692,000, and does not include principal payments on permanent mortgages of approximately $1,278,000. The Local Partnerships' net loss of approximately $2,573,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $4,892,000 and interest on non-mandatory debt of approximately $703,000, and does not include principal payments on permanent mortgages of approximately $1,489,000. The Local Partnerships' net loss of approximately $3,570,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $5,272,000 and interest on non-mandatory debt of approximately $698,000, and does not include principal payments on permanent mortgages of approximately $1,031,000. The results of operations of the Local Partnerships for the year ended December 31, 1999 are not necessarily indicative of results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the ("Ten Tear Credit Period"). The Ten Year Credit Period is expected to be exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Local Partnerships will have generated substantially all of the Low-income Tax Credits allocated to limited partners by December 31, 2001.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships'
Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners have exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. Christian Street and 2000 Christian Street have allocated approximately 9.5 years of Low-income Tax Credits to Registrant through December 31, 1999. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of Christian Street and 2000 Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Local General Partners of Christian Street and 2000 Christian Street have agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements. The accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $86,000, excluding accrued management fees of approximately $39,000, for the year ended December 31, 1999. Under the terms of the Funding Agreements, Registrant has funded $27,367 and $37,370 to 2000 Christian Street and Christian Street, respectively, as of March 30, 2000. Payments on the mortgage and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street will have generated approximately $8 and approximately $4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for Registrant to provide up to $500,000, all of which has been funded as of March 30, 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. The first mortgage is current. In addition to the $500,000 noted above, the Partnership advanced $78,500 to Forest Village during the year ended March 30, 2000. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Forest Village.

York Park Associates Limited Partnership ("York Park") has been informally notified by Baltimore County (the "County") that due to recently enacted legislation, the County may elect to execute its rights of eminent domain and acquire the property during 2001. As of June 2000, the County has not provided an offer for the property; however, the County is aware that its intention to exercise eminent domain rights would result in adverse tax consequences for the owners as a result of York Park not holding the property through the Compliance Period. Although the property recently received a superior rating from the Maryland Community Development Administration, because the County's intent is public knowledge, management of the property expects higher rates of tenant turnover and more difficulty attracting replacement tenants. The management of York Park intends to contest the decision of the County and/or negotiate a sale price that would cover the resulting recapture of Low-income Tax Credits. However, the outcome of management's efforts is highly uncertain. Of Registrant's total annual Low-income Tax Credits, approximately 5% is allocated from York Park.

During the year ended December 31, 1999, Ann Ell Apartments Associates, Ltd. ("Ann Ell") incurred an operating deficit of approximately $40,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. Of Registrant's total annual Low-income Tax Credits, less than 1% is allocated from Ann Ell.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $22,000 for the year ended December 31, 1999, which includes property management fees of approximately
$11,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual income Low-income Tax Credits, less than 1% is allocated from College Avenue.

The terms of the partnership agreement of Trenton Heights Apartments L.P. ("Trenton Heights") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 1999, Trenton Heights incurred an operating deficit of approximately $26,000, which includes property management fees of approximately $16,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Trenton Heights, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, less than 1% is allocated from Trenton Heights.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Year 2000

Registrant successfully completed a program to ensure Year 2000 readiness. As a result, Registrant had no Year 2000 problems that affected its business, results of operations or financial condition.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 8.  Financial Statements and Supplementary Data

                                Table of Contents

                                                                           Page
                                                                           ----

Independent Auditors' Report.................................................16

Balance Sheets...............................................................17

Statements of Operations.....................................................18

Statements of Changes in Partners' Equity (Deficit)..........................19

Statements of Cash Flows.....................................................20

Notes to Financial Statements................................................22

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report

To the Partners
American Tax Credit Properties II L.P.

         We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2000, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder and Silverman

Bethesda, Maryland
May 26, 2000

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                                 BALANCE SHEETS

                             MARCH 30, 2000 AND 1999

                                                                   Notes       2000              1999
                                                                           ------------    ------------
ASSETS

Cash and cash equivalents                                           3,9    $    641,463    $    739,118
Investments in bonds                                                4,9       2,979,827       3,699,324
Investment in local partnerships                                    5,8      11,739,248      12,905,421
Interest receivable                                                   9          46,569          65,900
                                                                           ------------    ------------
                                                                           $ 15,407,107    $ 17,409,763
                                                                           ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                              8    $    707,884    $    645,210
   Payable to general partner and affiliate                         6,8         738,627         585,806
   Other                                                                         41,600          48,600
                                                                           ------------    ------------
                                                                              1,488,111       1,279,616
                                                                           ------------    ------------
Commitments and contingencies                                       5,8

Partners' equity (deficit)                                          2,4

   General partner                                                            (352,423)        (331,942)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                  14,387,277       16,414,878

   Accumulated other comprehensive income (loss), net                         (115,858)          47,211
                                                                           ------------    ------------
                                                                             13,918,996      16,130,147
                                                                           ------------    ------------
                                                                           $ 15,407,107    $ 17,409,763
                                                                           ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                 Notes       2000          1999           1998
                                                 -----    -----------    -----------    -----------
REVENUE

Interest                                                  $   261,846    $   339,368    $   351,463
Other income from local partnerships                           10,229            388          1,348
                                                          -----------    -----------    -----------
TOTAL REVENUE                                                 272,075        339,756        352,811
                                                          -----------    -----------    -----------

EXPENSES

Administration fees                                  8        299,307        299,307        299,307
Management fees                                    6,8        299,307        299,307        299,307
Professional fees                                              74,277        102,877        102,651
Printing, postage and other                                    48,735         34,472         35,237

TOTAL EXPENSES                                                721,626        735,963        736,502
                                                          -----------    -----------    -----------
Loss from operations                                         (449,551)      (396,207)      (383,691)

Equity in loss of investment in local
   partnerships                                      5     (1,598,531)    (2,363,768)    (2,806,299)
                                                          -----------    -----------    -----------

NET LOSS                                                   (2,048,082)    (2,759,975)    (3,189,990)


Other comprehensive income (loss)                    4       (163,069)       (30,954)       199,608
                                                          -----------    -----------    -----------
COMPREHENSIVE LOSS                                        $(2,211,151)   $(2,790,929)   $(2,990,382)
                                                          ===========    ===========    ===========

NET LOSS ATTRIBUTABLE TO                             2

   General partner                                        $   (20,481)   $   (27,600)   $   (31,900)
   Limited partners                                        (2,027,601)    (2,732,375)    (3,158,090)
                                                          -----------    -----------    -----------
                                                          $(2,048,082)   $(2,759,975)   $(3,189,990)
                                                          ===========    ===========    ===========


NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                                  $    (36.74)   $    (49.01)   $    (56.65)
                                                          ===========    ===========    ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                                     General            Limited           Income (Loss),
                                                     Partner           Partners                 Net                 Total
                                                ------------       ------------          ------------             ------------
Partners' equity (deficit), March 30, 1997      $   (272,442)      $ 22,305,343          $   (121,443)            $ 21,911,458

Net loss                                             (31,900)        (3,158,090)                                    (3,189,990)

Other comprehensive income, net                                                               199,608                  199,608
                                                ------------       ------------          ------------             ------------
Partners' equity (deficit), March 30, 1998          (304,342)        19,147,253                78,165               18,921,076

Net loss                                             (27,600)        (2,732,375)                                    (2,759,975)

Other comprehensive loss, net                                                                 (30,954)                 (30,954)
                                                ------------       ------------          ------------             ------------
Partners' equity (deficit), March 30, 1999          (331,942)        16,414,878                47,211               16,130,147

Net loss                                             (20,481)        (2,027,601)                                    (2,048,082)

Other comprehensive loss, net                                                                (163,069)                (163,069)
                                                ------------       ------------          ------------             ------------
Partners' equity (deficit), March 30, 2000      $   (352,423)      $ 14,387,277          $   (115,858)            $ 13,918,996
                                                ============       ============          ============             ============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                                 2000       1999           1998
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                             $ 261,308    $ 387,834    $ 356,833
Cash used for local partnerships for deferred expenses           (7,000)      (7,000)      (7,000)
Cash paid for
   administration fees                                         (178,343)    (259,516)    (239,513)
   management fees                                             (209,516)    (259,516)    (239,516)
   professional fees                                            (81,277)    (122,473)     (76,622)
   printing, postage and other expenses                         (36,995)     (49,362)     (43,001)
                                                              ---------    ---------    ---------
Net cash used in operating activities                          (251,823)    (310,033)    (248,819)
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships     183,608      131,433      194,287
Maturity/redemption and sale of bonds                           576,297      500,000      130,000
Investment in local partnerships                               (605,737)     (95,818)    (184,503)
Investments in bonds (includes $1,089 of accrued interest)                                (51,589)
                                                              ---------    ---------    ---------
Net cash provided by investing activities                       154,168      535,615       88,195
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents            (97,655)     225,582     (160,624)

Cash and cash equivalents at beginning of year                  739,118      513,536      674,160
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 641,463    $ 739,118    $ 513,536


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net           $(163,069)   $ (30,954)   $ 199,608
                                                              =========    =========    =========

See reconciliation of net loss to net cash used in operating activities on page 21.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                                   2000           1999           1998
                                                               -----------    -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES

Net loss                                                       $(2,048,082)   $(2,759,975)   $(3,189,990)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships            1,598,531      2,363,768      2,806,299
   Distributions from local partnerships classified as other
     income                                                        (10,229)          (388)        (1,348)
   Loss (gain) on redemption/sale of bonds                          10,000        (10,543)
   Amortization of net premium on investments in bonds               9,321         89,613         41,917
   Accretion of zero coupon bonds                                  (39,190)       (39,082)       (40,597)
   Decrease in interest receivable                                  19,331          8,478          4,051
   Increase in accounts payable and accrued expenses                62,674          5,305         78,058
   Increase in payable to general partner and affiliate            152,821         39,791         59,791
   Decrease in other liabilities                                    (7,000)        (7,000)        (7,000)
                                                               -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                          $  (251,823)   $  (310,033)   $  (248,819)
                                                               ===========    ===========    ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2000, 1999 AND 1998

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

       Investment in Local Partnerships

       The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

       Investments in Bonds

       Investments in bonds are classified as available-for-sale and represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

       Premiums and discounts on investments in bonds are amortized (accreted) using the straight-line method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemption or sale of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

       Income Taxes

       No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

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

3.     Cash and Cash Equivalents

       As of March 30, 2000, the Partnership has $641,463 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

4.     Investments in Bonds

       The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

       As of March 30, 2000 certain information concerning investments in bonds is as follows:

                                                                 Gross         Gross
                                                Amortized      unrealized     unrealized    Estimated
       Description and maturity                   cost           gains         losses       fair value
       ------------------------                -----------   -----------    -----------    -----------
       Corporate debt securities
          Within one year                      $   311,789   $       454    $    (1,257)   $   310,986
          After one year through five years        638,700        11,582         (5,810)       644,472
          After five years through ten years     1,463,651            --        (84,302)     1,379,349
          After ten years                           88,959            --         (5,518)        83,441
                                               -----------   -----------    -----------    -----------
                                                 2,503,099        12,036        (96,887)     2,418,248
                                               -----------   -----------    -----------    -----------
       U.S. Treasury debt securities
         After five years through ten years        561,308            --        (31,843)       529,465
                                               -----------   -----------    -----------    -----------
       U.S. government and agency securities
         After five years through ten years         31,278           836             --         32,114
                                               -----------   -----------    -----------    -----------
                                               $ 3,095,685   $    12,872    $  (128,730)   $ 2,979,827
                                               ===========   ===========    ===========    ===========


       As of March 30, 1999, certain information concerning investments in bonds is as follows:

                                                                 Gross         Gross
                                                Amortized      unrealized     unrealized    Estimated
       Description and maturity                   cost           gains         losses       fair value
       ------------------------                -----------   -----------    -----------    -----------
       Corporate debt securities
          After one year through five years    $   757,216   $    21,052    $        --    $   778,268
          After five years through ten years     1,665,944        43,421        (15,733)     1,693,632
          After ten years                          148,424            --         (2,802)       145,622
                                               -----------   -----------    -----------    -----------
                                                 2,571,584        64,473        (18,535)     2,617,522
                                               -----------   -----------    -----------    -----------
       U.S. Treasury debt securities
         After five years through ten years        522,118         8,305             --        530,423
                                               -----------   -----------    -----------    -----------
       U.S. government and agency securities
         After five years through ten years        558,411         2,108         (9,140)       551,379
                                               -----------   -----------    -----------    -----------
                                               $ 3,652,113   $    74,886    $   (27,675)   $ 3,699,324
                                               ===========   ===========    ===========    ===========


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.     Investment in Local Partnerships

       As of March 30, 2000, the Partnership owns a limited partnership interest in the following Local Partnerships:

       1.  1989 Westview Arms Limited Partnership;
       2.  2000-2100 Christian Street Associates ("2000 Christian Street");
       3.  Ann Ell Apartments Associates, Ltd.;*
       4.  Auburn Hills Apartments Limited Partnership;
       5.  Auburn Hills Townhouses Limited Partnership;
       6.  Batesville Family, L.P.;
       7.  Browning Road Phase I, L.P.;
       8.  Bruce Housing Associates, L.P.;
       9.  Canton Partners, L.P.;
      10.  Carrington Limited Dividend Housing Association Limited Partnership;
      11.  Christian Street Associates Limited Partnership ("Christian Street");
      12.  Cityside Apartments, Phase II, L.P. ("Cityside");*
      13.  Cleveland Square, Ltd.;
      14.  College Avenue Apartments Limited Partnership;
      15.  Corrigan Square, Ltd.;
      16.  De Queen Villas Limited Partnership;
      17.  Dermott Villas Limited Partnership;
      18.  Eagle View, Ltd.;
      19.  Elm Hill Housing Limited Partnership;
      20.  Eudora Manor Limited Partnership;
      21.  Forest Village Housing Partnership ("Forest Village");*
      22.  Harborside Housing Limited Partnership;
      23.  Hill Com I Associates Limited Partnership;
      24.  Hill Com II Associates Limited Partnership;
      25.  Hughes Manor Limited Partnership;
      26.  Ivy Family, L.P.;
      27.  Lakeside Housing Limited Partnership;
      28.  Lawrence Road Properties, Ltd.;
      29.  Lexington Estates Ltd., A Mississippi Limited Partnership;
      30.  Littleton Avenue Community Village, L.P.;
      31.  Lula Courts Ltd., L.P.;
      32.  Magee Elderly, L.P.;
      33.  Mirador del Toa Limited Partnership;
      34.  Nixa Heights Apartments, L.P.;
      35.  North Hills Farms Limited Partnership;
      36.  Patton Place Limited Partnership ("Patton Place");
      37.  Plantersville Family, L.P.;
      38.  Powelton Gardens Associates ("Powelton Gardens");
      39.  Purvis Heights Properties, L.P.;
      40.  Queen Lane Investors;
      41.  Renova Properties, L.P.;
      42.  Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
      43.  Simpson County Family, L.P.;
      44.  Summers Village Limited Partnership;
      45.  Tchula Courts Apartments, L.P.;
      46.  The Pendleton (A Louisiana Partnership in Commendam);
      47.  Trenton Heights Apartments, L.P.;
      48.  Twin Pine Family, L.P.;
      49.  Village Creek Limited Partnership; and
      50.  York Park Associates Limited Partnership ("York Park").*

      * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

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

       The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $46,578,720, which includes advances made to certain Local Partnerships. As of December 31, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $89,499,000 and accrued interest payable on such loans totaling approximately $5,826,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

       Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see
       Note 1). The amount of such excess losses applied to other partners' capital was $1,457,955, $530,083 and $430,912 for the years ended December 31, 1999, 1998 and 1997, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

       As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership has reduced its investment in Patton Place and Powelton Gardens by $107,000 and $73,000, respectively during the year ended March 30, 2000, and in Cityside during the year ended March 30, 1999 by $622,764. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

       The combined balance sheets of the Local Partnerships as of December 31, 1999 and 1998 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1999, 1998 and 1997 are reflected on pages 27 and 28, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.     Investment in Local Partnerships (continued)

       The combined balance sheets of the Local Partnerships as of December 31, 1999 and 1998 are as follows:

                                                                         1999              1998
                                                                    -------------    -------------
       ASSETS
       Cash and cash equivalents                                    $   3,273,341    $   3,806,606
       Rents receivable                                                 1,733,810          585,071
       Escrow deposits and reserves                                     5,252,052        5,572,647
       Land                                                             4,180,673        4,180,673
       Buildings and improvements (net of accumulated
           depreciation of $51,665,678 and $46,950,143)                89,910,362       93,551,328
       Intangible assets (net of accumulated amortization
           of $1,210,963 and $1,050,154)                                1,526,385        1,623,218
       Other                                                            1,302,924        1,125,436
                                                                    -------------    -------------
                                                                    $ 107,179,547    $ 110,444,979
                                                                    =============    =============

       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

       Liabilities

           Accounts payable and accrued expenses                    $   1,862,090    $   1,368,829
           Due to related parties                                       4,152,464        4,488,367
           Mortgage loans                                              89,499,287       90,801,660
           Notes payable                                                2,363,472        2,382,595
           Accrued interest                                             5,825,921        5,065,190
           Other                                                          754,902          649,750
                                                                    -------------    -------------
                                                                      104,458,136      104,756,391
                                                                    -------------    -------------
       Partners' equity (deficit)

           American Tax Credit Properties II L.P.
              Capital contributions, net of distributions              44,891,790       44,985,009
              Cumulative loss                                         (32,870,608)     (31,452,077)
                                                                    -------------    -------------
                                                                       12,021,182       13,532,932
                                                                    -------------    -------------
           General partners and other limited partners, including
              ATCP and ATCP III
                Capital contributions, net of distributions             3,248,862        3,283,927
                Cumulative loss                                       (12,548,633)     (11,128,271)
                                                                    -------------    -------------
                                                                       (9,299,771)      (7,844,344)
                                                                    -------------    -------------
                                                                        2,721,411        5,688,588
                                                                    -------------    -------------
                                                                    $ 107,179,547    $ 110,444,979
                                                                    =============    =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.     Investment in Local Partnerships (continued)

       The combined statements of operations of the Local Partnerships for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                          1999            1998            1997
                                                      ------------    ------------    ------------
       REVENUE

       Rental                                         $ 20,530,372    $ 20,393,579    $ 20,068,350
       Interest and other                                  948,722         928,297         647,155
                                                      ------------    ------------    ------------
       TOTAL REVENUE                                    21,479,094      21,321,876      20,715,505
                                                      ------------    ------------    ------------

       EXPENSES

       Administrative                                    3,554,263       3,477,599       3,326,215
       Utilities                                         2,647,031       2,593,190       2,601,460
       Operating, maintenance and other                  4,645,797       4,268,481       4,180,233
       Taxes and insurance                               2,269,563       2,270,860       2,354,860
       Financial (including amortization of
           $96,832, $95,152 and $130,448)                6,470,449       6,487,950       6,680,294
       Depreciation                                      4,730,884       4,796,349       5,141,966
                                                      ------------    ------------    ------------
       TOTAL EXPENSES                                   24,317,987      23,894,429      24,285,028
                                                      ------------    ------------    ------------
       NET LOSS                                       $ (2,838,893)   $ (2,572,553)   $ (3,569,523)
                                                      ============    ============    ============


       NET LOSS ATTRIBUTABLE TO

           American Tax Credit Properties II L.P.     $ (1,418,531)   $ (1,741,004)   $ (2,806,299)
           General partners and other limited
              partners, including ATCP & ATCP  III,
              which includes specially allocated
              items of revenue to certain general
              partners of $381,305, $1,027 and
              $22,425, and $1,457,955, $530,083
              and $430,912 of Partnership loss in
              excess of investment                      (1,420,362)       (831,549)       (763,224)
                                                      ------------    ------------    ------------
                                                      $ (2,838,893)   $ (2,572,553)   $ (3,569,523)
                                                      ============    ============    ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

                          MARCH 30, 2000, 1999 AND 1998

5.     Investment in Local Partnerships (continued)

       Investment activity with respect to each Local Partnership for the year ended March 30, 2000 is as follows:

                                                                          Partnership's    Adjustment       Cash
                                             Investment                     equity in      to carrying  distributions  Investment
                                              in Local      Investment       income       value during     received     in Local
                                             Partnership    during the     (loss)for the    the year      during the   Partnership
                                             balance as     year ended      year ended       ended        year ended   balance as
                                            of March 30,     March 30,     December 31,     March 30,      March 30,   of March 30,
Name of Local Partnership                       1999           2000            1999           2000         2000 (4)       2000
-------------------------------------------- ------------- -------------- --------------- ------------- -------------- ------------
1989 Westview Arms Limited Partnership        $    66,218   $      --    $    (13,741)      $      --       $      --    $    52,477
2000-2100 Christian Street Associates                  --      10,867         (10,867)(1)          --              --             --
Ann Ell Apartments Associates, Ltd.                    --          --              --(2)           --              --             --
Auburn Hills Apartments Limited Partnership            --          --              --(2)           --              --             --
Auburn Hills Townhouses Limited Partnership       815,723          --         152,282              --          (5,000)       963,005
Batesville Family, L.P.                                --          --              --(2)           --              --             --
Browning Road Phase I, L.P.                        22,462          --         (10,568)             --              --         11,894
Bruce Housing Associates, L.P.                     40,702          --         (12,140)             --              --         28,562
Canton Partners, L.P.                                  --          --              --(2)           --              --             --
Carrington Limited Dividend Housing
    Association Limited Partnership               418,737          --         (62,518)             --              --        356,219
Christian Street Associates Limited                    --      16,370         (16,370)(1)          --              --             --
    Partnership
Cityside Apartments, Phase II, L.P.             1,232,974          --        (469,572)             --              --        763,402
Cleveland Square, Ltd.                                 --          --              --(2)           --              --             --
College Avenue Apartments Limited                      --          --              --(2)           --              --             --
    Partnership
Corrigan Square, Ltd.                                  --          --              --(2)           --              --             --
De Queen Villas Limited Partnership                    --          --              --(2)           --              --             --
Dermott Villas Limited Partnership                 30,725          --         (30,725)(1)          --              --             --
Eagle View, Ltd.                                   10,505          --          (5,635)             --              --          4,870
Elm Hill Housing Limited Partnership            2,490,265          --        (141,476)             --        (113,358)     2,235,431
Eudora Manor Limited Partnership                   18,795          --         (11,741)             --              --          7,054
Forest Village Housing Partnership                     --     578,500        (578,500)(1)          --              --             --
Harborside Housing Limited Partnership          1,639,175          --         135,733              --         (12,537)     1,762,371
Hill Com I Associates Limited Partnership         769,459          --          (2,955)             --          (5,056)       761,448
Hill Com II Associates Limited Partnership        523,026          --         (24,348)             --         (13,937)       484,741
Hughes Manor Limited Partnership                   59,607          --         (33,970)             --              --         25,637
Ivy Family, L.P.                                   23,881          --          (8,304)             --              --         15,577
Lakeside Housing Limited Partnership              539,318          --        (127,480)             --         (15,542)       396,296
Lawrence Road Properties, Ltd.                         --          --              --(2)           --              --             --
Lexington Estates Ltd.                                 --          --              --(2)           --              --             --
Littleton Avenue Community Village, L.P.               --          --              --(2)           --              --             --
Lula Courts Ltd., L.P.                                 --          --              --(2)           --              --             --
Magee Elderly, L.P.                                22,319          --          (9,838)             --          (2,193)        10,288
Mirador del Toa Limited Partnership                    --          --             --(2)            --              --             --
Nixa Heights Apartments, L.P.                      18,247          --          (4,966)             --          (4,220)         9,061
North Hills Farms Limited Partnership           2,882,735          --         179,972              --              --      3,062,707
Patton Place Limited Partnership                  404,753          --         (35,395)       (107,000)(3)          --        262,358
Plantersville Family, L.P.                          8,420          --          (5,049)             --              --          3,371
Powelton Gardens Associates                       298,159          --         (30,481)        (73,000)(3)          --        194,678
Purvis Heights Properties, L.P.                    43,303          --          (3,212)             --             (18)        40,073
Queen Lane Investors                              122,378          --         (72,533)             --              --         49,845
Renova Properties, L.P.                                --          --              --(2)           --              --             --
Santa Juanita Limited Dividend Partnership        187,215          --         (32,062)             --              --        155,153
    L.P
Simpson County Family, L.P.                            --          --              --(2)           --              --             --
Summers Village Limited Partnership                 3,864          --           1,726              --              --          5,590
Tchula Courts Apartments, L.P.                         --          --              --(2)           --              --             --
The Pendleton                                     141,703          --         (73,726)             --              --         67,977
Trenton Heights Apartments, L.P.                       --          --              --(2)           --              --             --
Twin Pine Family, L.P.                             27,106          --         (17,943)             --              --          9,163
Village Creek Limited Partnership                  43,647          --         (42,129)(1)          --          (1,518)            --
York Park Associates Limited Partnership               --          --              --(2)           --              --             --
                                              -----------   ---------    ------------       ---------       ---------    -----------
                                              $12,905,421   $ 605,737    $ (1,418,531)      $(180,000)      $(173,379)   $11,739,248
                                              ===========   =========    ============       =========       =========    ===========

       (1)    The  Partnership's  equity  in  loss of an  investment  in a Local
              Partnership is limited to the remaining investment balance.
       (2)    Additional  equity in loss of  investment  is not allocated to the
              Partnership until equity in income is earned or additional investment is made by the Partnership.
       (3) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.
       (4) The total excludes $10,229 of distributions received classified as other income from local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.     Investment in Local Partnerships (continued)

       Investment activity with respect to each Local Partnership for the year ended March 30, 1999 is as follows:

                                                                          Partnership's
                                                                            equity in    Adjustment        Cash
                                               Investment                   income      to carrying     distributions  Investment
                                                in Local    Investment    (loss) for    value during      received       in Local
                                              Partnership   During the       the         the year       during the     Partnership
                                             balance as of  year ended     year ended      ended        year ended     balance as
                                               March 30,    March 30,     December 31,    March 30,       March 30,    of March 30,
Name of Local Partnership                         1998        1999           1998           1999           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
1989 Westview Arms Limited Partnership        $     64,052   $    --    $     2,166       $      --    $         --    $     66,218
2000-2100 Christian Street Associates                   --    16,500        (16,500)(1)          --              --              --
Ann Ell Apartments Associates, Ltd.                     --    19,015        (19,015)(1)          --              --              --
Auburn Hills Apartments Limited Partnership         20,449        --        (20,449)(1)          --              --              --
Auburn Hills Townhouses Limited Partnership        855,412        --        (37,189)             --          (2,500)        815,723
Batesville Family, L.P.                                 --        --             --(2)           --              --              --
Browning Road Phase I, L.P.                          8,201        --         14,261              --              --          22,462
Bruce Housing Associates, L.P.                      49,703        --         (9,001)             --              --          40,702
Canton Partners, L.P.                               11,464        --        (11,464)(1)          --              --              --
Carrington Limited Dividend Housing
    Association Limited Partnership                475,820        --        (57,083)             --              --         418,737
Christian Street Associates Limited                     --    21,000        (21,000)(1)          --              --              --
    Partnership
Cityside Apartments, Phase II, L.P.              2,415,994        --       (560,256)(3)    (622,764)             --       1,232,974
Cleveland Square, Ltd.                               2,605        --         (2,005)(1)          --            (600)             --
College Avenue Apartments Limited                   33,040        --        (33,040)(1)          --              --              --
    Partnership

Corrigan Square, Ltd.                               39,576        --        (38,376)(1)          --          (1,200)             --
De Queen Villas Limited Partnership                     --        --             --(2)           --              --              --
Dermott Villas Limited Partnership                  75,837        --        (45,112)             --              --          30,725
Eagle View, Ltd.                                    17,989        --         (7,484)             --              --          10,505
Elm Hill Housing Limited Partnership             2,646,590        --       (156,325)             --              --       2,490,265
Eudora Manor Limited Partnership                    30,582        --        (11,787)             --              --          18,795
Forest Village Housing Partnership                      --    39,303        (39,303)(1)          --              --              --
Harborside Housing Limited Partnership           1,569,123        --         82,589              --       1,639,175
                                                                                                                            (12,537)
Hill Com I Associates Limited Partnership          793,135        --        (23,676)             --              --         769,459
Hill Com II Associates Limited Partnership         534,727        --        (11,701)             --              --         523,026
Hughes Manor Limited Partnership                    76,332        --        (16,725)             --              --          59,607
Ivy Family, L.P.                                    32,111        --         (8,230)             --              --          23,881
Lakeside Housing Limited Partnership               832,940        --       (190,184)             --         539,318
                                                                                                                           (103,438)
Lawrence Road Properties, Ltd.                          --        --             --(2)           --              --              --
Lexington Estates Ltd.                                  --        --             --(2)           --              --              --
Littleton Avenue Community Village, L.P.           291,880        --       (291,880)(1)          --              --              --
Lula Courts Ltd., L.P.                                  --        --             --(2)           --              --              --
Magee Elderly, L.P.                                 28,840        --         (6,521)             --              --          22,319
Mirador del Toa Limited Partnership                     --        --             --(2)           --           --(4)              --
Nixa Heights Apartments, L.P.                       28,966        --        (10,719)             --              --          18,247
North Hills Farms Limited Partnership            2,616,433        --        268,802              --          (2,500)      2,882,735
Patton Place Limited Partnership                   438,227        --        (33,474)             --              --         404,753
Plantersville Family, L.P.                          25,731        --        (17,311)             --              --           8,420
Powelton Gardens Associates                        333,945        --        (35,786)             --              --         298,159
Purvis Heights Properties, L.P.                     36,686        --          8,043              --          (1,426)         43,303
Queen Lane Investors                               197,189        --        (69,485)             --          (5,326)        122,378
Renova Properties, L.P.                              2,843        --         (2,843)(1)          --              --              --
Santa Juanita Limited Dividend Partnership         215,205        --        (27,990)             --              --         187,215
    L.P
Simpson County Family, L.P.                             --        --             --(2)           --              --              --
Summers Village Limited Partnership                 33,356        --        (29,492)             --              --           3,864
Tchula Courts Apartments, L.P.                          --        --             --(2)           --              --              --
The Pendleton                                      154,914        --        (13,211)             --              --         141,703
Trenton Heights Apartments, L.P.                     5,090        --         (5,090)(1)          --              --              --
Twin Pine Family, L.P.                              41,180        --        (14,074)             --              --          27,106
Village Creek Limited Partnership                   92,097        --        (46,932)             --          (1,518)         43,647
York Park Associates Limited Partnership           176,152        --       (176,152)(1)          --              --              --
                                              ------------   -------    -----------       ---------    ------------    ------------
                                              $ 15,304,416   $95,818    $(1,741,004)      $(622,764)   $   (131,045)   $ 12,905,421
                                              ============   =======    ===========       =========    ============    ============

       (1)    The  Partnership's  equity  in  loss of an  investment  in a Local
              Partnership is limited to the remaining investment balance.
       (2)    Additional  equity in loss of  investment  is not allocated to the
              Partnership until equity in income is earned or additional investment is made by the Partnership.
       (3) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.
       (4) A distribution of $388 was received and classified as other income from local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.     Investment in Local Partnerships (continued)

       Property information for each Local Partnership as of December 31, 1999 is as follows:

                                                     Mortgage                      Buildings and    Accumulated
Name of Local Partnership                          loans payable     Land          improvements     depreciation
----------------------------------------------------------------------------------------------------------------
1989 Westview Arms Limited Partnership            $     489,606   $      20,275   $     736,245    $    (208,971)
2000-2100 Christian Street Associates                 2,568,182              --              --               --
Ann Ell Apartments Associates, Ltd.                   2,234,642         199,645       2,838,576         (968,302)
Auburn Hills Apartments Limited Partnership             796,690          48,245       1,009,662         (269,013)
Auburn Hills Townhouses Limited Partnership           6,389,574         225,000      10,806,962       (4,863,314)
Batesville Family, L.P.                               1,438,380          52,000       1,808,219         (564,567)
Browning Road Phase I, L.P.                             848,614          43,000       1,010,536         (391,069)
Bruce Housing Associates, L.P.                        1,107,099          16,000       1,441,646         (513,333)
Canton Partners, L.P.                                 1,451,580          35,000       1,840,743         (654,377)
Carrington Limited Dividend Housing
    Association Limited Partnership                   3,412,991         200,000       6,480,320       (2,265,163)
Christian Street Associates Limited Partnership       2,445,792              --           1,791           (1,555)
Cityside Apartments, Phase II, L.P.                   7,446,413          87,997      14,242,965       (5,068,340)
Cleveland Square, Ltd.                                  837,824          20,000       1,158,462         (427,801)
College Avenue Apartments Limited Partnership           601,574          24,600         997,538         (344,816)
Corrigan Square, Ltd.                                 1,442,037          63,358       1,881,033         (684,679)
De Queen Villas Limited Partnership                   1,165,165          37,000       1,683,688         (425,149)
Dermott Villas Limited Partnership                    1,062,964          15,000       1,348,882         (359,977)
Eagle View, Ltd.                                        410,416          35,000         496,686         (134,714)
Elm Hill Housing Limited Partnership                  6,882,333         119,200      12,477,306       (4,306,751)
Eudora Manor Limited Partnership                        750,828          16,000         936,661         (247,626)
Forest Village Housing Partnership                    1,487,090         250,000       2,273,454         (826,668)
Harborside Housing Limited Partnership                3,290,781          39,400       6,583,302       (2,172,146)
Hill Com I Associates Limited Partnership             1,240,549         143,404       2,785,937         (972,302)
Hill Com II Associates Limited Partnership              991,213         112,110       2,125,079         (758,724)
Hughes Manor Limited Partnership                      1,113,224          16,007       1,422,747         (373,450)
Ivy Family, L.P.                                        793,732          11,000       1,045,671         (380,755)
Lakeside Housing Limited Partnership                  7,731,185          50,000      11,882,506       (4,135,620)
Lawrence Road Properties, Ltd.                          758,834          50,000         929,308         (286,048)
Lexington Estates Ltd.                                  707,537          30,750         871,510         (352,575)
Littleton Avenue Community Village, L.P.              4,303,080         512,331       7,024,229       (2,395,867)
Lula Courts Ltd., L.P.                                  700,071          19,600         881,784         (346,848)
Magee Elderly, L.P.                                     590,519          30,000         715,103         (231,828)
Mirador del Toa Limited Partnership                   1,882,326         105,000       2,332,836         (875,410)
Nixa Heights Apartments, L.P.                         1,004,544          31,500       1,282,725         (396,576)
North Hills Farms Limited Partnership                 2,607,735         525,000      11,733,525       (6,008,791)
Patton Place Limited Partnership                        976,910          56,015       1,764,078         (440,898)
Plantersville Family, L.P.                              598,254          12,000         757,370         (286,671)
Powelton Gardens Associates                             959,292          29,207       1,950,862         (675,916)
Purvis Heights Properties, L.P.                       1,146,172          47,000       1,457,715         (428,264)
Queen Lane Investors                                  1,563,392          60,301       2,749,423         (873,639)
Renova Properties, L.P.                                 637,956          22,700         810,814         (308,915)
Santa Juanita Limited Dividend Partnership L.P.       1,471,761         228,718       2,348,638         (848,428)
Simpson County Family, L.P.                             813,284          24,700       1,011,224         (361,872)
Summers Village Limited Partnership                     808,651          71,000         950,624         (256,859)
Tchula Courts Apartments, L.P.                          736,131          10,000         918,405         (463,252)
The Pendleton                                           585,293          40,000       1,269,163         (493,151)
Trenton Heights Apartments, L.P.                        439,839          29,200         588,801         (204,813)
Twin Pine Family, L.P.                                  611,905           7,000         785,122         (288,468)
Village Creek Limited Partnership                     1,213,039          37,950       1,469,536         (416,422)
York Park Associates Limited Partnership              3,952,284         321,460       5,656,628       (2,104,985)
                                                  -------------   -------------   -------------    -------------
                                                  $  89,499,287   $   4,180,673   $ 141,576,040    $ (51,665,678)
                                                  =============   =============   =============    =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.     Investment in Local Partnerships (continued)

       Property information for each Local Partnership as of December 31, 1998 is as follows:

                                                            Mortgage                     Buildings and      Accumulated
Name of Local Partnership                                 loans payable        Land      improvements       depreciation
------------------------------------------------------------------------------------------------------------------------
1989 Westview Arms Limited Partnership                  $     509,860   $      20,275   $     736,245    $    (191,395)
2000-2100 Christian Street Associates                       2,647,362              --              --               --
Ann Ell Apartments Associates, Ltd.                         2,305,690         199,645       2,838,576         (864,058)
Auburn Hills Apartments Limited Partnership                   798,696          48,245       1,009,662         (244,655)
Auburn Hills Townhouses Limited Partnership                 6,456,493         225,000      10,519,824       (4,308,975)
Batesville Family, L.P.                                     1,441,209          52,000       1,808,219         (519,311)
Browning Road Phase I, L.P.                                   855,027          43,000       1,002,515         (352,319)
Bruce Housing Associates, L.P.                              1,110,021          16,000       1,420,798         (459,525)
Canton Partners, L.P.                                       1,442,732          35,000       1,819,130         (585,098)
Carrington Limited Dividend Housing
    Association Limited Partnership                         3,440,212         200,000       6,369,080       (2,037,049)
Christian Street Associates Limited Partnership             2,576,533              --           1,791               --
Cityside Apartments, Phase II, L.P.                         7,540,877          87,997      14,242,965       (4,550,324)
Cleveland Square, Ltd.                                        843,325          20,000       1,137,848         (379,860)
College Avenue Apartments Limited Partnership                 604,399          24,600         997,538         (308,448)
Corrigan Square, Ltd.                                       1,451,300          63,358       1,871,646         (611,739)
De Queen Villas Limited Partnership                         1,168,522          37,000       1,453,688         (384,720)
Dermott Villas Limited Partnership                          1,065,681          15,000       1,348,882         (322,901)
Eagle View, Ltd.                                              413,259          35,000         496,686         (122,878)
Elm Hill Housing Limited Partnership                        6,915,685         119,200      12,454,174       (4,026,779)
Eudora Manor Limited Partnership                              752,462          16,000         936,661         (224,910)
Forest Village Housing Partnership                          1,488,652         250,000       2,273,454         (739,726)
Harborside Housing Limited Partnership                      3,461,819          39,400       6,583,302       (2,002,608)
Hill Com I Associates Limited Partnership                   1,296,398         143,404       2,758,592         (866,564)
Hill Com II Associates Limited Partnership                  1,027,502         112,110       2,110,131         (676,038)
Hughes Manor Limited Partnership                            1,115,820          16,007       1,422,747         (338,129)
Ivy Family, L.P.                                              798,004          11,000       1,044,294         (342,231)
Lakeside Housing Limited Partnership                        7,862,891          50,000      11,882,506       (3,844,215)
Lawrence Road Properties, Ltd.                                760,577          50,000         929,308         (262,417)
Lexington Estates Ltd.                                        709,376          30,750         868,426         (321,051)
Littleton Avenue Community Village, L.P.                    4,303,080         512,331       6,981,560       (2,124,273)
Lula Courts Ltd., L.P.                                        701,607          19,600         880,377         (314,413)
Magee Elderly, L.P.                                           591,718          30,000         715,103         (214,173)
Mirador del Toa Limited Partnership                         1,887,322         105,000       2,329,996         (778,399)
Nixa Heights Apartments, L.P.                               1,007,210          31,500       1,279,291         (373,434)
North Hills Farms Limited Partnership                       2,807,527         525,000      11,576,255       (5,613,051)
Patton Place Limited Partnership                              981,230          56,015       1,764,078         (396,796)
Plantersville Family, L.P.                                    600,084          12,000         755,120         (258,602)
Powelton Gardens Associates                                   993,656          29,207       1,934,005         (604,787)
Purvis Heights Properties, L.P.                             1,149,032          47,000       1,455,334         (397,101)
Queen Lane Investors                                        1,572,111          60,301       2,742,479         (771,356)
Renova Properties, L.P.                                       639,370          22,700         798,794         (277,024)
Santa Juanita Limited Dividend Partnership L.P.             1,494,484         228,718       2,329,619         (770,901)
Simpson County Family, L.P.                                   814,897          24,700       1,011,224         (325,498)
Summers Village Limited Partnership                           810,495          71,000         944,309         (234,126)
Tchula Courts Apartments, L.P.                                737,957          10,000         912,250         (435,259)
The Pendleton (A Louisiana Partnership in Commendam);         613,426          40,000       1,269,163         (445,451)
Trenton Heights Apartments, L.P.                              440,946          29,200         575,804         (188,283)
Twin Pine Family, L.P.                                        615,502           7,000         784,136         (259,845)
Village Creek Limited Partnership                           1,215,710          37,950       1,467,258         (379,331)
York Park Associates Limited Partnership                    3,963,912         321,460       5,656,628       (1,900,117)
                                                        $  90,801,660   $   4,180,673   $ 140,501,471    $ (46,950,143)

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.    Investment in Local Partnerships (continued)

      The summary of property activity during the year ended December 31, 1999 is as follows:

                                                       Net change during
                                      Balance as of      the year ended      Balance as of
                                     December 31, 1998  December 31, 1999   December 31, 1999
                                      -------------     -------------        -------------
      Land                            $   4,180,673       $          --       $   4,180,673
      Buildings and improvements        140,501,471           1,074,569         141,576,040
                                      -------------       -------------       -------------
                                        144,682,144           1,074,569         145,756,713
      Accumulated depreciation          (46,950,143)         (4,715,535)        (51,665,678)
                                      -------------       -------------       -------------
                                      $  97,732,001       $  (3,640,966)      $  94,091,035
                                      =============       =============       =============

      As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for the Partnership to provide up to $500,000, all of which has been advanced as of March 30, 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. The first mortgage is now current. In addition to the $500,000 noted above, the Partnership advanced $78,500 to Forest Village during the year ended March 30, 2000, all of which has been recorded as investment in local partnerships. $534,500 of such amounts advanced by the Partnership accrue interest at 8.5% and are repayable out of net cash flow from the operations of the property. No interest has been recorded by the Partnership during the year ended March 30, 2000.

      An affiliate of the General Partner is the temporary local general partner of Forest Village. Since March 30, 1995, the Partnership has had a zero investment balance in Forest Village and continues to account for such investment under the equity method of accounting. The mortgage loans of Forest Village are nonrecourse to the Partnership. Selected balance sheet data of Forest Village as of December 31, 1999 includes land and building of $1,696,786 net of accumulated depreciation of $826,668, total assets of $1,730,629, mortgage loans and accrued interest of $1,728,543, total liabilities of $2,200,819 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $470,190. Selected balance sheet data of Forest Village as of December 31, 1998 includes land and building of $1,783,728 net of accumulated depreciation of $739,726, total assets of $1,868,348, mortgage loans and accrued interest of $1,609,889, total liabilities of $2,056,252 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $187,904. Selected statement of operations data for the year ended December 31, 1999 includes rental income of $226,424, interest and other revenue of $8,797, interest expense of $134,297, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $106,721, administrative expenses of $137,580, utilities expenses of $42,786 and taxes and insurance expenses of $66,553. Selected statement of operations data for the year ended December 31, 1998 includes rental income of $382,064, interest and other revenue of $29,577, interest expense of $134,297, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $60,642, administrative expenses of $85,542, utilities expenses of $52,385 and taxes and insurance expenses of $49,936. Selected statement of operations data for the year ended December 31, 1997 includes rental income of $402,404, interest and other revenue of $49,573, interest expense of $146,814, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $44,803, administrative expenses of $91,868, utilities expenses of $51,598 and taxes and insurance expenses of $49,407.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.    Investment in Local Partnerships (continued)

      Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000 Christian Street Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Partnership has made cumulative advances of $27,367 and $37,370 under the Funding Agreements to 2000 Christian Street and Christian Street, respectively, as of March 30, 2000 and has recorded such advances as investment in local partnerships.

      York Park has been informally notified by Baltimore County (the "County") that due to recently enacted legislation, the County may elect to execute its rights of eminent domain and acquire the property during 2001. As of June 2000, the County has not provided an offer for the property; however, the County is aware that its intention to exercise eminent domain rights would result in adverse tax consequences for the owners as a result of York Park not holding the property through the Compliance Period. The management of York Park intends to contest the decision of the County and/or negotiate a sale price that would cover the resulting recapture of Low-income Tax Credits. However, the outcome of management's efforts is highly uncertain.

6.    Transactions with General Partner and Affiliates

      For the years ended March 30, 2000, 1999 and 1998, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                2000                 1999                  1998
                                         -------------------   -------------------   -------------------
                                           Paid     Incurred    Paid      Incurred    Paid      Incurred
                                         --------   --------   --------   --------   --------   --------
      Management fees (see Note 8)       $209,516   $299,307   $259,516   $299,307   $239,516   $299,307

      Administration fees (see Note 8)      5,416     68,446         --         --         --         --

      For the years ended December 31, 1999, 1998 and 1997, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                           1999                  1998                    1997
                                     -------------------   -------------------   -------------------
                                      Paid      Incurred    Paid      Incurred    Paid      Incurred
                                     --------   --------   --------   --------   --------   --------
      Property management fees       $119,921   $135,915   $119,706   $118,582   $117,817   $117,694

      Insurance and other services     91,341     99,116     68,242     68,242     69,999     70,078

      Advances                             --     27,985         --         --         --         --

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                          MARCH 30, 2000, 1999 AND 1998

7.    Taxable Loss

      A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2000, 1999 and 1998 to the tax return net loss for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
      Financial statement net loss for the years ended
         March 30, 2000, 1999 and 1998                        $(2,048,082)   $(2,759,975)   $(3,189,990)

      Add (less) net transactions occurring between
         January 1, 1997 to March 30, 1997                             --             --        (92,433)
         January 1, 1998 to March 30, 1998                             --       (117,828)       117,828
         January 1, 1999 to March 30, 1999                       (116,775)       116,775             --
         January 1, 2000 to March 30, 2000                        115,420             --             --
                                                              -----------    -----------    -----------
      Adjusted financial statement net loss for the years
         ended December 31, 1999, 1998 and 1997                (2,049,437)    (2,761,028)    (3,164,595)


      Adjustment to management and administration fees
         pursuant to Internal Revenue Code Section 267            111,740         39,791         57,344

      Differences arising from equity in loss of investment
         in local partnerships                                 (1,034,674)      (618,842)       204,609

      Other differences                                            (4,142)         2,925          2,986
                                                              -----------    -----------    -----------
      Tax return net loss for the years ended December 31,
         1999, 1998 and 1997                                  $(2,976,513)   $(3,337,154)   $(2,899,656)
                                                              ===========    ===========    ===========

      The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 1999 and 1998 are as follows:

                                                                        1999              1998
                                                                    -------------     -------------
      Investment in local partnerships - financial reporting        $  12,021,182     $  13,532,932
      Investment in local partnerships - tax                           11,015,902        13,195,086
                                                                    -------------     -------------
                                                                    $   1,005,280     $     337,846
                                                                    =============     =============

       Payable to general partner in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

8.     Commitments and Contingencies

       Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $209,514 for each of the three years ended March 30, 2000. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $89,793 for each of the three years ended March 30, 2000. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Additional Management Fees in the amount of $675,597 and $585,806 are included in payable to general partner and affiliate in the accompanying balance sheets as of March 30, 2000 and 1999, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

8.     Commitments and Contingencies (continued)

       In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Since the inception of the Partnership, such administrative services have been provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services to be continued until April 30, 2000. The
       General Partner has transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership is required to pay an annual administration fee
       ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $209,514 for each of the three years ended March 30, 2000. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $89,793 for each of the three years ended March 30, 2000. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Additional Administration Fees due to MLFA in the amount of $643,740 and $585,806 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2000 and 1999, respectively. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $63,030 are included in due to general partner and affiliate in the accompanying balance sheet as of March 30, 2000.

       In connection with Forest Village, the Partnership facilitated the purchase of the first mortgage bonds (the "Series A Bonds") at par by a group of investors (the "Group"). Though no member of the Partnership is a participant of the Group, the individuals are closely associated with the General Partner. Notwithstanding the close association between the General Partner and the Group, the Group has all the rights and remedies of the former first mortgagee. In connection with this transaction, on November 12, 1993, the Partnership entered into a Promissory Note and Loan Agreement (the "Note") with the Group for the purpose of assisting the Partnership by providing advances to it so it may help fund part of future operating deficits of Forest Village. The rate of interest is 10.5% per annum on the principal balance from time to time outstanding. In the event that no balance is outstanding under this Note, it shall continue as an effective instrument at the option of the Group, to evidence future advances or re-advances made by the Group. The entire outstanding principal balance and all accrued and unpaid interest thereon shall be due and payable in full on the earliest of (i) the final maturity of the Series A Bonds, (ii) the prepayment in full or default under the terms of the loan or the Series A bonds or (iii) the sale or other disposition of Forest Village. The Note is nonrecourse except to the extent that the sum of the amounts advanced under the Note and amounts received by the Partnership from Forest Village exceeds amounts paid by the Partnership in connection with Forest Village. As of March 30, 2000 and 1999, the Partnership has no outstanding advance due under the Note and has incurred no interest charges for the years ended March 30, 2000, 1999 and 1998.

       The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Seven Local Partnerships'
       Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

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

       The estimated fair value of the Partnership's financial instruments as of March 30, 2000 and 1999 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and directors of Richman Tax Credits are:

                             Served in present
              Name           capacity since (1)         Position held
     ---------------------  --------------------  -----------------------------
     Richard Paul Richman   October 26, 1988      President and Director
     Neal Ludeke            October 26, 1988      Vice President and Treasurer
     David A. Salzman       October 26, 1988      Vice President
     Gina S. Scotti         October 26, 1988      Secretary

     ---------------------------------------------------------------------------

       (1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 52, is the sole Director and President of Richman Tax Credits. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Neal Ludeke, age 42, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax Credits. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

David A. Salzman, age 39, is a Vice President of Richman Tax Credits and minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 44, is the Secretary of Richman Tax Credits. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 2000, Richman Tax Credits did not pay any remuneration to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 1, 2000, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly-owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 1999 allocated to the General Partner were $29,765 and $80,096, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1999 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $18,871 and $50,777, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2000.

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

        10.60  Purvis Heights Properties, L.P.                            Exhibit 10.28 to Form 10-K
               Amended and Restated Agreement of                          Report dated March 30, 1990
               Limited Partnership                                        (File No. 0-18405)

                                                                          Incorporated by
               Exhibit                                                    Reference to
               -------                                                    ------------
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

        10.72  Simpson County Family, L.P.                                Exhibit 10.4 to Form 10-Q
               Amended and Restated Agreement of                          Report dated December 30, 1989
               Limited Partnership                                        (File No. 33-25337)

                                                                          Incorporated by
               Exhibit                                                    Reference to
               -------                                                    ------------
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

        10.84  Promissory Note and Loan Agreement                         Exhibit 10.1 to Form 10-Q
               dated November 12, 1993                                    Report dated December 30, 1993
                                                                          (File No. 0-18405)

                                                                                Incorporated by
                     Exhibit                                                    Reference to
                     -------                                                    ------------

        27           Financial Data Schedule

        28.1         Pages 14 through 33, 47 through 70                         Exhibit 28.1 to Form 10-K
                     and 86 through  88 of prospectus                           dated May 10, 1989
                     filed pursuant to Rule 424(b)(3)                           Report  dated  March  30,  1990
                     under  the  Securities  Act of  1933                       (File  No. 0-18405)

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

Dated:  June 28, 2000               /s/ Richard Paul Richman
        -------------               -----------------------------------
                                    by: Richard Paul Richman
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                       Title                        Date
         ---------                       -----                        ----

/s/ Richard Paul Richman      President, Chief Executive Officer   June 28, 2000
----------------------------  and Director of the general partner
(Richard Paul Richman)        of the General Partner


/s/ Neal Ludeke               Vice President and Treasurer of the  June 28, 2000
----------------------------  general partner of the General Partner
(Neal Ludeke)                 (Principal Financial and Accounting
                              Officer of Registrant)