Form 10-Q
period 2000-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2000-08-14
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2000

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from____________ to ___________

                         Commission file number: 0-18405

                     American Tax Credit Properties II L.P.
               --------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [X]    No__

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Table of Contents                                                          Page

Balance Sheets..............................................................3

Statements of Operations....................................................4

Statements of Cash Flows....................................................5

Notes to Financial Statements...............................................7


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 29,            March 30,
                                                                  Notes            2000                 2000
                                                                  -----            ----                 ----
ASSETS

Cash and cash equivalents                                                     $     770,948        $     641,463
Investments in bonds                                                2             2,877,395            2,979,827
Investment in local partnerships                                    3            11,349,548           11,739,248
Interest receivable                                                                  49,001               46,569
                                                                              -------------        -------------

                                                                              $  15,046,892        $  15,407,107
                                                                              =============        =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                      $     717,638        $     707,884
   Payable to general partner                                                       827,572              738,627
   Other                                                                             41,600               41,600
                                                                              -------------        -------------

                                                                                  1,586,810            1,488,111
                                                                              -------------        -------------
Commitments and contingencies                                       3

Partners' equity (deficit)

   General partner                                                                 (357,071)            (352,423)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                       13,927,140           14,387,277
   Accumulated other comprehensive income (loss), net               2              (109,987)            (115,858)
                                                                              -------------        -------------

                                                                                 13,460,082           13,918,996
                                                                              -------------        -------------

                                                                              $  15,046,892        $  15,407,107
                                                                              =============        =============

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                  Notes           2000                1999
                                                                  -----           ----                ----
REVENUE

Interest                                                                    $    61,439          $   60,942
Other income from local partnerships                                              1,812               6,132
                                                                            -----------          ----------
TOTAL REVENUE                                                                    63,251              67,074
                                                                            -----------          ----------
EXPENSES

Administration fees                                                              74,823              74,826
Management fees                                                                  74,823              74,826
Professional fees                                                                24,121              22,997
Printing, postage and other                                                       7,424               9,324
                                                                            -----------          ----------

TOTAL EXPENSES                                                                  181,191             181,973
                                                                            -----------          ----------

Loss from operations                                                           (117,940)           (114,899)

Equity in loss of investment in local partnerships                  3          (346,845)           (452,114)
                                                                            -----------          ----------

NET LOSS                                                                       (464,785)           (567,013)

Other comprehensive income (loss)                                   2             5,871             (72,991)
                                                                            -----------          ----------

COMPREHENSIVE LOSS                                                          $  (458,914)      $    (640,004)
                                                                            ===========       =============
NET LOSS ATTRIBUTABLE TO

   General partner                                                              $(4,648)            $(5,670)
   Limited partners                                                            (460,137)           (561,343)
                                                                            -----------          ----------

                                                                            $  (464,785)      $    (567,013)
                                                                            ===========       =============
NET LOSS per unit of limited partnership interest (55,746
   units of limited partnership interest)                                    $    (8.25)      $      (10.07)
                                                                             ==========       =============

                       See Notes to Financial Statements.



                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                              2000              1999
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                       $     60,874         $   112,111
Cash paid for
   administration fees                                                         (8,120)           (52,376)
   management fees                                                            (52,379)           (52,376)
   professional fees                                                          (10,365)           (16,896)
   printing, postage and other expenses                                       (11,633)            (2,515)
                                                                        -------------        -----------
Net cash used in operating activities                                         (21,623)           (12,052)
                                                                        -------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                                                 (71,237)
Cash distributions and other income from local partnerships                    44,667             33,744
Maturities/redemption of bonds                                                106,441            500,000
                                                                        -------------        -----------

Net cash provided by investing activities                                     151,108            462,507
                                                                        -------------        -----------

Net increase in cash and cash equivalents                                     129,485            450,455

Cash and cash equivalents at beginning of period                              641,463            739,118
                                                                        -------------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    770,948        $ 1,189,573
                                                                         ============        ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net   $      5,871        $   (72,991)
                                                                         ============        ===========

See reconciliation of net loss to net cash used in operating  activities on page
6.

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                              2000               1999
                                                                              ----               ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                           $(464,785)        $(567,013)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                                346,845           452,114
   Distributions from local partnerships classified as other income                   (1,812)           (6,132)
   Loss on redemption of bonds                                                         9,960             9,992
   Amortization of net premium on investments in bonds                                 1,646            35,277
   Accretion of zero coupon bonds                                                     (9,744)           (9,744)
   Decrease (increase) in interest receivable                                         (2,432)           15,644
   Increase in payable to general partner                                             88,945            22,450
   Increase in accounts payable and accrued expenses                                   9,754            35,360
                                                                                   ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                              $ (21,623)        $ (12,052)
                                                                                   =========         =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2000
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.       Investments in Bonds Available-For-Sale

     As of June 29, 2000 certain information concerning investments in bonds available-for-sale is as follows:

                                                                       Gross             Gross
                                                  Amortized          unrealized       unrealized          Estimated
    Description and maturity                         cost              gains            losses           fair value
    ------------------------                         ----              -----            ------           ----------
    Corporate debt securities
       Within one year                          $      201,567     $                 $       (1026)     $     200,541
       After one year through five years               638,237             12,122            (6,166)           644,193
       After five years through ten years            1,462,764              2,643           (87,238)         1,378,169
       After ten years                                  85,116                               (3,494)            81,622
                                                --------------     --------------     -------------     --------------

                                                     2,387,684             14,765           (97,924)         2,304,525
                                                --------------     --------------     -------------     --------------
    U.S. Treasury debt securities
      After five years through ten years               571,052                              (27,532)           543,520
                                                --------------     --------------     -------------     --------------

    U.S. government and agency securities
      After five years through ten years                28,646                704                               29,350
                                                --------------     --------------     -------------     --------------
                                                $    2,987,382     $       15,469     $    (125,456)    $    2,877,395
                                                ==============     ==============     =============     ==============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,600,825. As of March 31, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $91,480,000 and accrued interest payable on such loans totaling approximately $5,995,000 which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 2000, the investment in Local Partnerships activity consists of the following:

       Investment in Local Partnerships as of March 30, 2000      $11,739,248

       Equity in loss of investment in local partnerships            (346,845)

       Cash distributions received from Local Partnerships            (44,667)

       Cash distributions classified as other income
       from local partnership                                           1,812
                                                                  -----------
       Investment in Local Partnerships as of June 29, 2000       $11,349,548
                                                                  ===========

         *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $458,739 for the three months ended March 31, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for the Partnership to provide up to $500,000, all of which has been advanced as of June 29, 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. The first mortgage is now current. In addition to the $500,000 noted above, the Partnership advanced $20,593 to Forest Village during the three months ended June 29, 2000, all of which has been recorded as investment in local partnerships. $534,500 of such amounts advanced by the Partnership accrue interest at 8.5% and are repayable out of net cash flow from the operations of the property. No interest has been recorded by the Partnership during the year ended June 29, 2000.

     Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000 Christian Street Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Partnership has made cumulative advances of $40,489 and $46,353 under the Funding Agreements to 2000 Christian Street and Christian Street, respectively, as of June 29, 2000 and has recorded such advances as investment in local partnerships.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 2000 and December 31, 1999 are as follows:

                                                                      March 31,            December 31,
                                                                        2000                  1999
                                                                        ----                  ----
    ASSETS

    Cash and cash equivalents                                   $       3,292,722      $       3,273,341
    Rents receivable                                                    1,038,926              1,733,810
    Escrow deposits and reserves                                        5,211,643              5,252,052
    Land                                                                4,180,673              4,180,673
    Buildings and improvements (net of accumulated
       depreciation of $52,859,788 and $51,665,678)                    88,857,868             89,910,362
    Intangible assets (net of accumulated amortization
       of $1,154,945 and $1,210,963)                                    1,504,033              1,526,385
    Other                                                               1,538,946              1,302,924
                                                                -----------------      -----------------

                                                                $     105,624,811      $     107,159,547
                                                                =================      =================
    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Liabilities

        Accounts payable and accrued expenses                   $       1,506,442      $       1,862,090
        Due to related parties                                          4,106,168              4,152,464
        Mortgage loans                                                 89,178,803             89,499,287
        Notes payable                                                   2,301,611              2,363,472
        Accrued interest                                                5,995,868              5,825,921
        Other                                                             729,706                754,902
                                                                -----------------      -----------------

                                                                      103,818,598            104,458,136
                                                                -----------------      -----------------
    Partners' equity (deficit)

        American Tax Credit Properties II L.P.
           Capital contributions, net of distributions                 44,889,984             44,891,790
           Cumulative loss                                            (33,217,453)           (32,870,608)
                                                                -----------------      -----------------

                                                                       11,672,531             12,021,182
                                                                -----------------      -----------------
        General partners and other limited partners, including
          ATCP & ATCP III
           Capital contributions, net of distributions                  3,233,343              3,248,862
           Cumulative loss                                            (13,099,661)           (12,548,633)
                                                                -----------------      -----------------

                                                                       (9,866,318)            (9,299,771)
                                                                -----------------      -----------------

                                                                        1,806,213              2,721,411
                                                                -----------------      -----------------
                                                                $     105,624,811      $     107,179,547
                                                                =================      =================

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 2000 and 1999 are as follows:

                                                                            2000                  1999
                                                                            ----                  ----
    REVENUE

    Rental                                                            $   4,979,563            $ 5,043,682
    Interest and other                                                      130,849                167,779
                                                                      -------------            -----------
    Total Revenue                                                         5,110,412              5,211,461
                                                                      -------------            -----------
    EXPENSES

     Administrative                                                         867,694                861,031
     Utilities                                                              734,775                775,106
     Operating, maintenance and other                                     1,024,269              1,046,350
     Taxes and insurance                                                    590,336                566,502
     Financial (including amortization of $22,353 and $29,537)            1,609,932              1,649,477
     Depreciation                                                         1,181,279              1,208,514
                                                                      -------------            -----------

    Total Expenses                                                        6,008,285              6,106,980
                                                                      -------------            -----------

    NET LOSS                                                          $    (897,873)           $  (895,519)
                                                                      =============            ===========
    NET LOSS ATTRIBUTABLE TO

    American Tax Credit Properties II L.P.                            $    (346,845)           $  (452,114)
    General partners and other limited partners, including ATCP &
      ATCP III, which includes $458,739 and $371,302 of Partnership
      loss in excess of investment                                         (551,028)              (443,405)
                                                                      -------------            -----------

                                                                      $    (897,873)           $  (895,519)
                                                                      =============            ===========


     The combined results of operations of the Local Partnerships for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.


4.   Additional Information

     Additional  information,  including  the audited  March 30, 2000  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2000 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2000, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2000, Registrant received cash from interest revenue, maturities/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") and Forest Village Housing Partnership ("Forest Village") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $27,000 during the three months ended June 29, 2000 (which includes a net unrealized gain on investments in bonds of approximately $6,000, amortization of net premium on investments in bonds of approximately $2,000 and accretion of zero coupon bonds of approximately $10,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2000, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2000 of $346,845 and cash distributions received from Local Partnerships of $42,855 (exclusive of distributions from Local Partnerships of $1,812 classified as other income from local partnerships),. Accounts payable and accrued expenses includes deferred administration fees of $773,472, and payable to general partner represents deferred management fees in the accompanying balance sheet as of June 29, 2000.

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

Registrant's operations for the three months ended June 29, 2000 and 1999 resulted in net losses of $464,785 and $567,013, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $102,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships in accordance with the equity method of accounting. Other comprehensive income (loss) for the three months ended June 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $5,871 and $(72,991), respectively.

The Local Partnerships' net loss of approximately $898,000 for the three months ended March 31, 2000 was attributable to rental and other revenue of approximately $5,110,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,804,653 and approximately $1,203,632 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $896,000 for the three months ended March 31, 2000 was attributable to rental and other revenue of approximately $5,211,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,869,000 and approximately $1,238,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for Registrant to provide up to $500,000, all of which has been funded as of June 29, 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. The first mortgage is current. In addition to the $500,000 noted above, the Partnership advanced $20,593 to Forest Village during the three months ended June 29, 2000. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Forest Village.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners have exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. Christian Street and 2000 Christian Street have allocated approximately 9.5 years of Low-income Tax Credits to Registrant through December 31, 1999. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of Christian Street and 2000 Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Local General Partners of Christian Street and 2000 Christian Street have agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements. The accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $23,000, excluding accrued management fees of approximately $10,500, for the three months ended March 31, 2000. Under the terms of the Funding Agreements, Registrant has funded $40,489 and $46,353 to 2000 Christian Street and Christian Street, respectively, as of June 29, 2000. Payments on the mortgage and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street will have generated approximately $8 and approximately $4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

Cityside Apartments L.P. ("Cityside") reported an operating deficit of approximately $57,000 for the three months ended March 31, 2000 due to declining occupancy and deferred unit maintenance and required capital improvements. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Cityside, after cumulative equity losses, became zero during the year ended March 30, 1996.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $7,000 for the three months ended March 31, 2000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual income Low-income Tax Credits, less than 1% is allocated from College Avenue.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Trenton Heights Apartments L.P. ("Trenton Heights") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2000, Trenton Heights incurred an operating deficit of approximately $4,300. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Trenton Heights, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, less than 1% is allocated from Trenton Heights.


Year 2000 Compliance

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

          None.

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


Dated: August 11, 2000               /s/  Richard Paul Richman
                                     ------------------------------------------
                                     by:  Richard Paul Richman
                                          President, Chief Executive Officer and
                                          Director of the general partner of the
                                          General Partner


Dated: August 11, 2000               /s/  Neal Ludeke
                                     ------------------------------------------
                                     by:  Neal Ludeke
                                          Vice President and Treasurer of the
                                          general partner of the General Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)