Form 10-Q
period 2000-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2000-11-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


Table of Contents                                                          Page

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                              September 29,         March 30,
                                                                  Notes           2000                2000
                                                                  -----     ----------------    ----------------
ASSETS

Cash and cash equivalents                                                   $        266,233    $        641,463
Investments in bonds                                                2              3,213,316           2,979,827
Investment in local partnerships                                    3             10,991,475          11,739,248
Interest receivable                                                                   47,674              46,569
                                                                            ----------------    ----------------
                                                                            $     14,518,698    $     15,407,107
                                                                            ================    ================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                    $        694,743    $        707,884
   Payable to general partner                                                        922,342             738,627
   Other                                                                              34,600              41,600
                                                                            ----------------    ----------------
                                                                                   1,651,685           1,488,111
                                                                            ----------------    ----------------
Commitments and contingencies                                       3

Partners' equity (deficit)

   General partner                                                                  (363,334)           (352,423)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                        13,307,090          14,387,277
   Accumulated other comprehensive loss, net                        2                (76,743)           (115,858)
                                                                            ----------------    ----------------
                                                                                  12,867,013          13,918,996
                                                                            ----------------    ----------------
                                                                            $     14,518,698    $     15,407,107
                                                                            ================    ================

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months        Six Months       Three Months        Six Months
                                                            Ended              Ended             Ended               Ended
                                                         September 29,     September 29,      September 29,      September 29,
                                               Notes         2000               2000              1999               1999
                                               -----     --------------     --------------    --------------     ---------------
REVENUE

Interest                                               $       62,284     $       123,723   $       67,489     $       128,431
Other income from local partnerships             3                                  1,812            2,537               8,669
                                                       --------------     --------------    --------------     ---------------
TOTAL REVENUE                                                  62,284             125,535           70,026             137,100
                                                       --------------     --------------    --------------     ---------------
EXPENSES

Administration fees                                            74,830             149,653           74,827             149,653
Management fees                                                74,830             149,653           74,827             149,653
Professional fees                                              32,031              56,152           21,063              44,060
Printing, postage and other                                    16,689              24,113           11,106              20,430
                                                       --------------     --------------    --------------     ---------------
TOTAL EXPENSES                                                198,380             379,571          181,823             363,796
                                                       --------------     --------------    --------------     ---------------
Loss from operations                                         (136,096)           (254,036)        (111,797)           (226,696)

Equity in loss of investment in local
   partnerships                                  3           (490,217)           (837,062)        (321,977)           (774,091)
                                                       --------------     --------------    --------------     ---------------
NET LOSS                                                     (626,313)         (1,091,098)        (433,774)         (1,000,787)

Other comprehensive income (loss)                2             33,244              39,115          (33,367)           (106,358)
                                                       --------------     --------------    --------------     ---------------
COMPREHENSIVE LOSS                                     $     (593,069)    $   (1,051,983)   $     (467,141)    $    (1,107,145)
                                                       ==============     ==============    ==============     ===============


NET LOSS ATTRIBUTABLE TO

   General partner                                     $       (6,263)    $      (10,911)   $       (4,338)    $       (10,008)
   Limited partners                                          (620,050)        (1,080,187)         (429,436)           (990,779)
                                                       --------------     --------------    --------------     ---------------
                                                       $     (626,313)    $   (1,091,098)   $     (433,774)    $    (1,000,787)
                                                       ==============     ===============   ==============     ===============
NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                               $       (11.13)    $        (19.38)  $        (7.70)    $        (17.77)
                                                       ==============     ===============   ==============     ===============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                 2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                             $   112,161    $   200,745
Cash used for local partnerships for deferred expenses             (7,000)        (7,000)
Cash paid for
   administration fees                                            (10,833)      (104,758)
   management fees                                               (104,758)      (104,758)
   professional fees                                              (77,577)       (77,261)
   printing, postage and other expenses                           (15,829)        (6,308)
                                                              -----------    -----------
Net cash used in operating activities                            (103,836)       (99,340)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                 (167,105)       (84,893)
Cash distributions and other income from local partnerships        79,628        176,310
Purchase of bonds (includes accrued interest of $5,844)          (306,142)
Maturities/redemptions of bonds                                   122,225        500,000
                                                              -----------    -----------
Net cash provided by (used in) investing activities              (271,394)       591,417
                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents             (375,230)       492,077
                                                              -----------    -----------
Cash and cash equivalents at beginning of period                  641,463        739,118
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   266,233    $ 1,231,195
                                                              ===========    ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net           $    39,115    $  (106,358)
                                                              ===========    ===========

See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2000 AND 1999
                                   (UNAUDITED)


                                                                                 2000           1999
                                                                             -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                     $(1,091,098)   $(1,000,787)

Adjustments to reconcile net loss to net cash used in operating activities

      Equity in loss of investment in local partnerships                         837,062        774,091
      Distributions from local partnerships classified as other income            (1,812)        (8,669)
      Loss on redemption of bonds                                                                 9,992
      Amortization of net premium on investments in bonds                          3,293         61,671
      Accretion of zero coupon bonds                                             (19,594)       (19,594)
      Decrease in interest receivable                                              4,739         20,245
      Increase in payable to general partner                                     183,715         44,895
      Increase (decrease) in accounts payable and accrued expenses               (13,141)        25,816
      Decrease in other liabilities                                               (7,000)        (7,000)
                                                                             -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                        $  (103,836)   $   (99,340)
                                                                             ===========    ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of September 29, 2000, certain information concerning investments in bonds is as follows:

                                                           Gross           Gross
                                         Amortized       unrealized      unrealized   Estimated
    Description and maturity               cost            gains           losses     fair value
    ------------------------            -----------   -----------    -----------    -----------
Corporate debt securities
   Within one year                      $   201,342   $     1,276    $      --      $   202,618
   After one year through five years      1,187,664        14,610        (15,671)     1,186,603
   After five years through ten years     1,212,274         4,800        (58,441)     1,158,633
   After ten years                           82,112          --           (3,625)        78,487
                                        -----------   -----------    -----------    -----------
                                          2,683,392        20,686        (77,737)     2,626,341
                                        -----------   -----------    -----------    -----------
U.S. Treasury debt securities
  After five years through ten years        580,902          --          (20,269)       560,633
                                        -----------   -----------    -----------    -----------
U.S. government and agency securities
  After five years through ten years         25,765           577           --           26,342
                                        -----------   -----------    -----------    -----------
                                        $ 3,290,059   $    21,263    $   (98,006)   $ 3,213,316
                                        ===========   ===========    ===========    ===========

3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,745,825, which includes advances made to certain Local Partnerships. As of June 30, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $88,910,000 and accrued interest payable on such loans totaling approximately $5,939,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     For the six months ended September 29, 2000, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30, 2000                   $ 11,739,248
         Investment in local partnerships                                             167,105
         Equity in loss of investment in local partnerships                          (837,062)*
         Cash distributions received from Local Partnerships                          (79,628)
         Cash distributions from Local Partnerships classified as other income          1,812
                                                                                 ------------
         Investment in local partnerships as of September 29, 2000               $ 10,991,475
                                                                                 ============

     *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $990,336 for the six months ended June 30, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

     As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for the Partnership to provide up to $500,000, all of which has been advanced as of September 29, 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. The first mortgage is now current. In addition to the $500,000 noted above, the Partnership has made cumulative advances of $262,803 to Forest Village as of September 29, 2000, of which $145,000 was advanced during the six months ended September 29, 2000 and all of which has been recorded as investment in local partnerships. Such amounts advanced by the Partnership include $534,500 that accrue interest at 8.5% and are repayable out of net cash flow from the operations of the property. No interest has been recorded by the Partnership during the six months ended September 29, 2000.

     Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000
     Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Partnership has made cumulative advances of $40,489 and $46,353 under the Funding Agreements to 2000 Christian Street and Christian Street, respectively, as of September 29, 2000, of which $22,105 was advanced during the six months ended September 29, 2000 and all of which has been recorded as investment in local partnerships. As of September 29, 2000, the Funding Agreements have not been formally extended.

     York Park has been informally notified by Baltimore County (the "County") that due to recently enacted legislation, the County may elect to execute its rights of eminent domain and acquire the property during 2001. As of September 2000, the County has not provided an offer for the property; however, the County is aware that its intention to exercise eminent domain rights would result in adverse tax consequences for the owners as a result of York Park not holding the property through the Compliance Period. The management of York Park intends to contest the decision of the County and/or negotiate a sale price that would cover the resulting recapture of Low-income Tax Credits. However, the outcome of management's efforts is highly uncertain.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 2000 and December 31, 1999 are as follows:

                                                                  June 30,        December 31,
                                                                   2000              1999
ASSETS

Cash and cash equivalents                                     $   2,967,349    $   3,273,341
Rents receivable                                                  1,398,435        1,733,810
Escrow deposits and reserves                                      5,586,363        5,252,052
Land                                                              4,180,673        4,180,673
Buildings and improvements (net of accumulated depreciation
   of $54,084,040 and $51,665,678)                               87,860,034       89,910,362
Intangible assets (net of accumulated amortization of
   $1,189,806 and $1,210,963)                                     1,481,686        1,526,385
Other                                                             1,231,049        1,302,924
                                                              -------------    -------------
                                                              $ 104,705,589    $ 107,179,547
                                                              =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                       $   1,723,856    $   1,862,090
  Due to related parties                                          4,053,707        4,152,464
  Mortgage loans                                                 88,910,256       89,499,287
  Notes payable                                                   2,242,401        2,363,472
  Accrued interest                                                5,938,609        5,825,921
  Other                                                             670,335          754,902
                                                              -------------    -------------
                                                                103,539,164      104,458,136
                                                              =============    =============
Partners' equity (deficit)

  American Tax Credit Properties II L.P.
       Capital contributions, net of distributions               45,363,189       44,891,790
       Cumulative loss                                          (33,707,670)     (32,870,608)
                                                              -------------    -------------
                                                                 11,655,519       12,021,182
                                                              -------------    -------------
  General partners and other limited partners, including
       ATCP & ATCP III
          Capital contributions, net of distributions             3,230,017        3,248,862
          Cumulative loss                                       (13,719,111)     (12,548,633)
                                                              -------------    -------------
                                                                (10,489,094)      (9,299,771)
                                                              -------------    -------------
                                                                  1,166,425        2,721,411
                                                              -------------    -------------
                                                              $ 104,705,589    $ 107,179,547
                                                              =============    =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 and 1999 are as follows:

                                             Three Months   Six Months       Three Months     Six Months
                                                 Ended         Ended             Ended           Ended
                                               June 30,      June 30,          June 30,        June 30,
                                                 2000          2000              1999            1999
                                           ------------    ------------    ------------    ------------
REVENUE

Rental                                     $  5,415,884    $ 10,395,447    $  5,090,950    $ 10,134,632
Interest and other                              132,966         263,815          88,870         256,649
                                           ------------    ------------    ------------    ------------
Total Revenue                                 5,548,850      10,659,262       5,179,820      10,391,281
                                           ------------    ------------    ------------    ------------
EXPENSES

 Administrative                               1,014,137       1,881,831         846,439       1,707,470
 Utilities                                      617,553       1,352,328         603,084       1,378,190
 Operating, maintenance and other             1,645,988       2,670,257       1,136,159       2,182,509
 Taxes and insurance                            579,473       1,169,809         630,984       1,197,486
Financial (including amortization of
  $22,347, $44,700, $23,954 and $53,491)      1,575,559       3,185,491       1,595,094       3,244,571

 Depreciation                                 1,225,807       2,407,086       1,211,054       2,419,568
                                           ------------    ------------    ------------    ------------
Total Expenses                                6,658,517      12,666,802       6,022,814      12,129,794
                                           ------------    ------------    ------------    ------------
NET LOSS                                   $ (1,109,667)   $ (2,007,540)   $   (842,994)   $ (1,738,513)

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties II L.P.   $   (490,217)   $   (837,062)   $   (321,977)   $   (774,091)

  General partners and other limited
    partners,  including ATCP &
    ATCP III, which includes
    $531,597, $990,336, $410,533 and
    $781,835 of Partnership loss in
    excess of investment                       (619,450)     (1,170,478)       (521,017)       (964,422)
                                           ------------    ------------    ------------    ------------

                                           $ (1,109,667)   $ (2,007,540)   $   (842,994)   $ (1,738,513)
                                           ============    ============    ============    ============


     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2000, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal
Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2000, Registrant received cash from interest revenue, maturities/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making advances to 2000-2100 Christian Street Associates ("2000 Christian Street"), Christian Street Associates Limited Partnership ("Christian Street") and Forest Village Housing Partnership ("Forest Village") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $142,000 during the six months ended September 29, 2000 (which includes a net unrealized gain on investments in bonds of approximately $39,000, amortization of net premium on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $20,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2000 of $837,062 and cash distributions received from Local Partnerships of $77,816 (exclusive of distributions from Local Partnerships of $1,812 classified as other income from local partnerships), partially offset by advances made to certain Local Partnerships of $167,105. Accounts payable and accrued expenses and payable to general partner and affiliate in the accompanying balance sheet as of September 29, 2000 include deferred administration fees and management fees of $845,590 and 720,492, respectively.

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

Registrant's operations for the three months ended September 29, 2000 and 1999 resulted in net losses of $626,313 and $433,774, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $168,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the three months ended September 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $33,244 and $(33,367), respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $1,110,000 for the three months ended June 30, 2000 was attributable to rental and other revenue of approximately $5,549,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,411,000 and approximately $1,248,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $843,000 for the three months ended June 30, 1999 was attributable to rental and other revenue of approximately $5,180,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,788,000 and approximately $1,235,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2000 and 1999 resulted in net losses of $1,091,098 and $1,000,787, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $63,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the six months ended September 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $39,115 and $(106,358), respectively.

The Local Partnerships' net loss of approximately $2,008,000 for the six months ended June 30, 2000 was attributable to rental and other revenue of approximately $10,659,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,215,000 and approximately $2,452,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,739,000 for the six months ended June 30, 1999 was attributable to rental and other revenue of approximately $10,391,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $9,657,000 and approximately $2,473,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

York Park Associates Limited Partnership ("York Park") has been informally notified by Baltimore County (the "County") that due to recently enacted legislation, the County may elect to execute its rights of eminent domain and acquire the property during 2001. As of September 2000, the County has not provided an offer for the property; however, the County is aware that its intention to exercise eminent domain rights would result in adverse tax consequences for the owners as a result of York Park not holding the property through the Compliance Period. Although the property recently received a superior rating from the Maryland Community Development Administration, because the County's intent is public knowledge, management of the property expects higher rates of tenant turnover and more difficulty attracting replacement tenants. The management of York Park intends to contest the decision of the County and/or negotiate a sale price that would cover the resulting recapture of Low-income Tax Credits. However, the outcome of management's efforts is highly uncertain. York Park will have generated approximately $7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2000.

The terms of the partnership agreement of Cityside Apartments, Phase II, L.P. ("Cityside") require the management agent to defer property management fees in order to avoid a default under the mortgage. Cityside reported an operating deficit of approximately $117,000 for the six months ended June 30, 2000 due to tenant turnover costs, deferred unit maintenance and required capital improvements, which includes property management fees of approximately $30,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Cityside, after cumulative equity losses, became zero during the year ended March 30, 1996. Cityside will have generated approximately $21.6 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2001.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for Registrant to provide up to $500,000, all of which has been funded as of September 29, 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. As of October 2000, significant capital improvements have been completed and reported occupancy has substantially improved to over 90%. The first mortgage is current. In addition to the $500,000 noted above, Registrant has made cumulative advances of $262,803 to Forest Village as of September 29, 2000, of which $145,000 was advanced during the six months ended September 29, 2000. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Forest Village will have generated approximately $1.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2001.

Christian Street and 2000 Christian Street, which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners have exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. Christian Street and 2000 Christian Street have allocated approximately 9.5 years of Low-income Tax Credits to Registrant through December 31, 1999. Accordingly, if the Local General Partners cease to fund the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of Christian Street and 2000 Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"), whereby either party's obligation may be cancelled in the event the anticipated annualized operating deficit exceeds $168,000 in the case of Christian Street and $132,000 in the case of 2000 Christian Street. The Local General Partners of Christian Street and 2000 Christian Street agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements. The accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $70,000, excluding accrued management fees of approximately $21,000, for the six months ended June 30, 2000. Under the terms of the Funding Agreements, Registrant has funded $40,489 and $46,353 to 2000 Christian Street and Christian Street, respectively, as of September 29, 2000, of which $22,105 was advanced during the six months ended September 29, 2000. As of September 29, 2000 the Funding Agreements have not been formally extended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street will have generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $18,000 for the six months ended June 30, 2000, which includes property management fees of approximately $6,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. College Avenue will have generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Trenton Heights Apartments L.P. ("Trenton Heights") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2000, Trenton Heights incurred an operating deficit of approximately $10,000, which includes property management fees of approximately $6,000.
Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Trenton Heights, after cumulative equity losses, became zero during the year ended March 30, 1999. Trenton Heights generated less than $1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 1999.

During the six months ended June 30, 2000, Ann Ell Apartments Associates, Ltd. ("Ann Ell") incurred an operating deficit of approximately $19,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. Ann Ell will have generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2001.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          On August 13, 1999, Civil Action No. 99C-08-122-WTQ was commenced in the Superior Court of the State of Delaware in and for New Castle County against Registrant, the General Partner and the general partner of the General Partner. On September 20, 1999, a motion to dismiss the Complaint pursuant to Delaware Superior Court Rules 12(b)(1) and
          12(b)(6) was filed. By letter opinion dated January 7, 2000, the Delaware Superior Court ordered that the Complaint be dismissed in its entirety. BY SETTLEMENT AGREEMENT EXECUTED IN AUGUST 2000 THE PARTIES AGREED TO WAIVE ANY RIGHT TO APPEAL THE ORDER AND THAT EACH PARTY WOULD PAY ITS OWN LEGAL FEES.

          Registrant is not aware of any other material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, York Park Associates Limited Partnership has been informally notified by Baltimore County (the "County") that due to recently enacted legislation, the County may elect to execute its rights of eminent domain and acquire the property during 2001.

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


Dated: November 13, 2000           /s/   Richard Paul Richman
                                   by: Richard Paul Richman
                                        President, Chief Executive Officer and
                                        Director of the general partner of the
                                        General Partner


Dated: November 13, 2000           /s/    Neal Ludeke
                                   --------------------------------------
                                   by: Neal Ludeke
                                        Vice President and Treasurer of
                                        the general partner
                                        Of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)