Form 10-Q
period 2000-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2001-02-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000
                               -----------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from                   to ___________
                               -----------------

                         Commission file number: 0-18405
                                                 -------


                     American Tax Credit Properties II L.P.
             (Exact name of Registrant as specified in its charter)

            Delaware                                              13-3495678
------------------------------------                          -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X    No     .
    -----    -----

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION


     Item 1. Financial Statements


     Table of Contents                                                    Page
     -----------------                                                    ----

     Balance Sheets.........................................................3

     Statements of Operations...............................................4

     Statements of Cash Flows...............................................5

     Notes to Financial Statements..........................................7


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 30,    March 30,
                                                                    Notes       2000           2000
                                                                    -----    -----------     ---------
ASSETS

Cash and cash equivalents                                                  $     91,666    $    641,463
Investments in bonds                                                  2       3,162,903       2,979,827
Investment in local partnerships                                      3      10,872,232      11,739,248
Interest receivable                                                              50,125          46,569
                                                                           ------------    ------------
                                                                           $ 14,176,926    $ 15,407,107
                                                                           ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                   $    716,056    $    707,884
   Payable to general partner                                                   771,561         738,627
   Other                                                                         34,600          41,600
                                                                           ------------    ------------
                                                                              1,522,217       1,488,111
                                                                           ------------    ------------
Commitments and contingencies                                         3

Partners' equity (deficit)

   General partner                                                             (365,914)       (352,423)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                   13,051,627      14,387,277
   Accumulated other comprehensive loss, net                          2         (31,004)       (115,858)
                                                                           ------------    ------------
                                                                             12,654,709      13,918,996
                                                                           ------------    ------------
                                                                           $ 14,176,926    $ 15,407,107
                                                                           ============    ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months       Nine Months       Three Months        Nine Months
                                                            Ended              Ended             Ended               Ended
                                                         December 30,       December 30,      December 30,       December 30,
                                               Notes         2000               2000              1999               1999
                                               -----     ------------       ------------      ------------       ------------
REVENUE

Interest                                               $     60,196        $    183,919      $    68,545         $   196,976
Other income from local partnerships             3                                1,812            2,463              11,132
                                                       ------------        ------------      -----------         -----------
TOTAL REVENUE                                                60,196             185,731           71,008             208,108
                                                       ------------        ------------      -----------         -----------
EXPENSES

Administration fees                                          74,827             224,480           74,826             224,479
Management fees                                              74,827             224,480           74,826             224,479
Professional fees                                            18,137              74,289           17,116              61,176
Printing, postage and other                                  14,207              38,320           11,675              32,105
                                                       ------------        ------------      -----------         -----------

TOTAL EXPENSES                                              181,998             561,569          178,443             542,239
                                                       ------------        ------------      -----------         -----------

Loss from operations                                       (121,802)           (375,838)        (107,435)           (334,131)

Equity in loss of investment in local
   partnerships                                  3         (136,241)           (973,303)        (271,237)         (1,045,328)
                                                       ------------        ------------      -----------         -----------

NET LOSS                                                   (258,043)         (1,349,141)        (378,672)         (1,379,459)

Other comprehensive income (loss)                2           45,739              84,854          (65,894)           (172,252)
                                                       ------------        ------------      -----------         -----------

COMPREHENSIVE LOSS                                     $   (212,304)      $  (1,264,287)    $   (444,566)       $  (1,551,711)
                                                       ============       =============     ============        ============
NET LOSS ATTRIBUTABLE TO

   General partner                                     $     (2,580)      $     (13,491)    $     (3,787)       $    (13,795)
   Limited partners                                        (255,463)         (1,335,650)        (374,885)         (1,365,664)
                                                       ------------        ------------      -----------         -----------

                                                       $   (258,043)      $  (1,349,141)    $   (378,672)       $ (1,379,459)
                                                       ============       =============     ============        ============
NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                               $      (4.58)      $      (23.96)    $      (6.73)       $     (24.50)
                                                       ============       =============     ============        ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                 2000          1999
                                                                 ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES

 Interest received                                            $   161,492    $   199,452
 Cash used for local partnerships for deferred expenses            (7,000)        (7,000)
 Cash paid for
    administration fees                                          (228,889)      (184,056)
    management fees                                              (187,137)      (157,128)
    professional fees                                             (82,974)       (81,277)
    printing, postage and other expenses                          (21,463)       (27,717)
                                                              -----------     ----------
 Net cash used in operating activities                           (365,971)      (257,726)
                                                              -----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES

 Advances to local partnerships                                  (184,834)       (85,143)
 Cash distributions and other income from local partnerships       80,359        183,031
 Purchase of bonds (includes accrued interest of $5,844)         (306,142)
 Maturities/redemptions and sales of bonds                        226,791        570,868
                                                              -----------     ----------

 Net cash provided by (used in) investing activities             (183,826)       668,756
                                                              -----------     ----------

 Net increase (decrease) in cash and cash equivalents            (549,797)       411,030

 Cash and cash equivalents at beginning of period                 641,463        739,118
                                                              -----------     ----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    91,666    $ 1,150,148
                                                              ===========    ===========

 SIGNIFICANT NON-CASH INVESTING ACTIVITIES

 Unrealized gain (loss) on investments in bonds, net          $    84,854    $  (172,252)
                                                              ===========    ===========

-----------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                2000            1999
                                                                                ----            ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                     $(1,349,141)   $(1,379,459)

Adjustments to reconcile net loss to net cash used in operating activities

      Equity in loss of investment in local partnerships                         973,303      1,045,328
      Distributions from local partnerships classified as other income            (1,812)       (11,132)
      Loss on redemption of bonds                                                                10,000
      Amortization of net premium on investments in bonds                          4,730          6,965
      Accretion of zero coupon bonds                                             (29,445)       (29,339)
      Decrease in interest receivable                                              2,288         14,850
      Increase in payable to general partner                                      32,934         98,706
      Increase (decrease) in accounts payable and accrued expenses                 8,172         (6,645)
      Decrease in other liabilities                                               (7,000)        (7,000)
                                                                             -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                        $  (365,971)   $  (257,726)
                                                                             ===========    ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2000
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of December 30, 2000, certain information concerning investments in bonds is as follows:

                                                                       Gross              Gross
                                                   Amortized         unrealized        unrealized         Estimated
    Description and maturity                         cost              gains             losses           fair value
    ------------------------                       ---------         ----------        ----------         -----------

Corporate debt securities
   After one year through five years               $ 1,288,690       $    25,120       $    (3,035)        $ 1,310,775
   After five year through ten years                 1,211,717             8,836           (73,672)          1,146,881
   After ten years                                      79,833              --              (1,283)             78,550
                                                   -----------       -----------       -----------         -----------
                                                     2,580,240            33,956           (77,990)          2,536,206
                                                   -----------       -----------       -----------         -----------
U.S. Treasury debt securities
  After five years through ten years                   590,754            12,521              --               603,275
                                                   -----------       -----------       -----------         -----------
U.S. government and agency securities
  After five years through ten years                    22,913               509              --                23,422
                                                   -----------       -----------       -----------         -----------

                                                   $ 3,193,907       $    46,986       $   (77,990)        $ 3,162,903
                                                   ===========       ===========       ===========         ===========

3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,763,554, which includes advances made to certain Local Partnerships. As of September 30, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $88,530,000 and accrued interest payable on such loans totaling approximately $6,163,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     For the nine months ended December 30, 2000, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 2000      $11,739,248
        Advances to Local Partnerships                                 184,834
        Equity in loss of investment in local partnerships            (973,303)*
        Cash distributions received from Local Partnerships            (80,359)
        Cash distributions from Local Partnerships classified
           as other income                                               1,812
                                                                   -----------
        Investment in local partnerships as of December 30, 2000   $10,872,232
                                                                   ===========


     *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,581,599 for the nine months ended September 30, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

     As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for the Partnership to provide up to $500,000, all of which has been advanced as of December 30, 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. The first mortgage is now current. In addition to the $500,000 noted above, the Partnership has made cumulative advances of $262,803 to Forest Village as of December 30, 2000, of which $145,000 was advanced during the nine months ended December 30, 2000 and all of which has been recorded as investment in local partnerships. Such amounts advanced by the Partnership include $679,500 that accrue interest at 8.5% and are repayable out of net cash flow from the operations of the property. No interest has been recorded by the Partnership during the nine months ended December 30, 2000.

     Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000
     Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through June 30, 2001. The Partnership has made cumulative advances of $50,724 and $53,847 under the Funding Agreements to 2000 Christian Street and Christian Street, respectively, as of December 30, 2000, of which $39,834 was advanced during the nine months ended December 30, 2000 and all of which has been recorded as investment in local partnerships.

     York Park Associates Limited Partnership ("York Park") has been informally notified by Baltimore County (the "County") that due to recently enacted legislation, the County may elect to execute its rights of eminent domain and acquire the property during 2001. As of February 2001, the County has not provided an offer for the property; however, the County is aware that its intention to exercise eminent domain rights would result in adverse tax consequences for the owners as a result of York Park not holding the property through the Compliance Period. The management of York Park intends to contest the decision of the County and/or negotiate a sale price that would cover the resulting recapture of Low-income Tax Credits. However, the outcome of management's efforts is highly uncertain.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 2000 and December 31, 1999 are as follows:

                                                                          September 30,         December 31,
                                                                              2000                 1999
                                                                          -------------         -----------
ASSETS

Cash and cash equivalents                                                 $   3,079,690       $   3,273,341
Rents receivable                                                                687,836           1,733,810
Escrow deposits and reserves                                                  6,207,004           5,252,052
Land                                                                          4,180,673           4,180,673
Buildings and improvements (net of accumulated depreciation
   of $55,238,878 and $51,665,678)                                           86,969,720          89,910,362
Intangible assets (net of accumulated amortization of
   $1,203,207 and $1,210,963)                                                 1,459,345           1,526,385
Other                                                                         1,134,550           1,302,924
                                                                          -------------       -------------
                                                                          $ 103,718,818       $ 107,179,547
                                                                          =============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                   $   1,965,312       $   1,862,090
  Due to related parties                                                      3,788,358           4,152,464
  Mortgage loans                                                             88,530,315          89,499,287
  Notes payable                                                               2,164,443           2,363,472
  Accrued interest                                                            6,163,226           5,825,921
  Other                                                                         679,640             754,902
                                                                          -------------       -------------
                                                                            103,291,294         104,458,136
                                                                          -------------       -------------
Partners' equity (deficit)

  American Tax Credit Properties II L.P.
       Capital contributions, net of distributions                           45,495,563          44,891,790
       Cumulative loss                                                      (33,843,911)        (32,870,608)
                                                                          -------------       -------------
                                                                             11,651,652          12,021,182
                                                                          -------------       -------------
  General partners and other limited partners, including

       ATCP & ATCP III
          Capital contributions, net of distributions                         3,209,889           3,248,862
          Cumulative loss                                                   (14,434,017)        (12,548,633)
                                                                          -------------       -------------
                                                                            (11,224,128)         (9,299,771)
                                                                          -------------       -------------
                                                                                427,524           2,721,411
                                                                          -------------       -------------
                                                                          $ 103,718,818       $ 107,179,547
                                                                          =============       =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                  Three Months        Nine Months       Three Months        Nine Months
                                                      Ended              Ended              Ended              Ended
                                                  September 30,      September 30,      September 30,      September 30,
                                                      2000               2000               1999               1999
                                                  ------------       ------------       ------------       ------------
    REVENUE

Rental                                             $  5,261,116        $ 15,656,563      $  5,064,396        $ 15,199,028
Interest and other                                      134,914             398,729           201,993             458,642
                                                   ------------        ------------      ------------        ------------
Total Revenue                                         5,396,030          16,055,292         5,266,389          15,657,670
                                                   ------------        ------------      ------------        ------------
EXPENSES

 Administrative                                         883,801           2,765,632           856,871           2,564,341
 Utilities                                              575,692           1,928,020           538,507           1,916,697
 Operating, maintenance and other                     1,455,490           4,125,747         1,188,427           3,370,936
 Taxes and insurance                                    585,665           1,755,474           599,798           1,797,284
Financial (including amortization of
  $22,341, $67,041, $23,252 and $76,743)
                                                      1,576,918           4,762,409         1,569,774           4,814,345
 Depreciation                                         1,169,611           3,576,697         1,324,340           3,743,908
                                                   ------------        ------------      ------------        ------------

Total Expenses                                        6,247,177          18,913,979         6,077,717          18,207,511
                                                   ------------        ------------      ------------        ------------

NET LOSS                                           $   (851,147)       $ (2,858,687)     $   (811,328)       $ (2,549,841)
                                                   ============        ============      ============        ============
NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties II L.P.           $   (136,241)       $   (973,303)     $   (271,237)       $ (1,045,328)

   General partners and other limited
     partners, including ATCP & ATCP III,
     which includes $591,263,
     $1,581,599, $476,241 and $1,258,076
     of Partnership loss in excess of investment       (714,906)         (1,885,384)         (540,091)         (1,504,513)
                                                   ------------        ------------      ------------        ------------
                                                   $   (851,147)       $ (2,858,687)     $   (811,328)       $ (2,549,841)
                                                   ============        ============      ============        ============

     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2000, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2000, Registrant received cash from interest revenue,
maturities/redemptions   and  sales  of  bonds  and  distributions   from  Local
Partnerships and utilized cash for operating expenses and making advances to 2000-2100 Christian Street Associates ("2000 Christian Street"), Christian Street Associates Limited Partnership ("Christian Street") and Forest Village Housing Partnership ("Forest Village") (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $367,000 during the nine months ended December 30, 2000 (which includes a net unrealized gain on investments in bonds of approximately $85,000, amortization of net premium on investments in bonds of approximately $5,000 and accretion of zero coupon bonds of approximately $29,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2000 of $973,303 and cash distributions received from Local Partnerships of $78,547 (exclusive of distributions from Local Partnerships of $1,812 classified as other income from local partnerships), partially offset by advances made to certain Local Partnerships of $184,834. Accounts payable and accrued expenses and payable to general partner and affiliate in the accompanying balance sheet as of December 30, 2000 include deferred administration fees and management fees of $702,361 and $712,940, respectively.

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

Registrant's operations for the three months ended December 30, 2000 and 1999 resulted in net losses of $258,043 and $378,672, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships, which decrease of approximately $135,000 is primarily the result of (i) a decrease in the net operating losses of certain Local Partnerships and (ii) an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting. Other comprehensive income (loss) for the three months ended December 30, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $45,739 and $(65,894), respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $851,000 for the three months ended September 30, 2000 was attributable to rental and other revenue of approximately $5,396,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,055,000 and approximately $1,192,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $811,000 for the three months ended September 30, 1999 was attributable to rental and other revenue of approximately $5,266,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,729,000 and approximately $1,348,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2000 and 1999 resulted in net losses of $1,349,141 and $1,379,459, respectively. Other comprehensive income (loss) for the nine months ended December 30, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $84,854 and $(172,252), respectively.

The Local Partnerships' net loss of approximately $2,859,000 for the nine months ended September 30, 2000 was attributable to rental and other revenue of approximately $16,055,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $15,270,000 and approximately $3,644,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,550,000 for the nine months ended September 30, 1999 was attributable to rental and other revenue of approximately $15,658,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $14,387,000 and approximately $3,821,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the ("Ten Tear Credit Period"). The Ten Year Credit Period is expected to be exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2000, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

York Park Associates Limited Partnership ("York Park") has been informally notified by Baltimore County (the "County") that due to recently enacted legislation, the County may elect to execute its rights of eminent domain and acquire the property during 2001. As of February 2001, the County has not provided an offer for the property; however, the County is aware that its intention to exercise eminent domain rights would result in adverse tax consequences for the owners as a result of York Park not holding the property through the Compliance Period. Although the property recently received a superior rating from the Maryland Community Development Administration, because the County's intent is public knowledge, management of the property expects higher rates of tenant turnover and more difficulty attracting replacement tenants. The management of York Park intends to contest the decision of the County and/or negotiate a sale price that would cover the resulting recapture of Low-income Tax Credits. However, the outcome of management's efforts is highly uncertain. York Park generated approximately $7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2000.

The terms of the partnership agreement of Cityside Apartments, Phase II, L.P. ("Cityside") require the management agent to defer property management fees in order to avoid a default under the mortgage. Cityside reported an operating deficit of approximately $108,000 for the nine months ended September 30, 2000 due to tenant turnover costs, deferred unit maintenance and required capital improvements, which includes property management fees of approximately $45,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Cityside, after cumulative equity losses, became zero during the year ended March 30, 1996. Cityside will have generated approximately $21.6 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2001.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan call for Registrant to provide up to $500,000, all of which has been funded as of December 30, 2000, which Forest Village can utilize to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also recasts the second mortgage and cumulative arrears over a new 30 year amortization period that will reduce Forest Village's mandatory debt service by approximately $77,000 per annum. As of October 2000, significant capital improvements were completed and reported average occupancy has substantially improved to over 90% for the period October 2000 through January 2001. The first mortgage is current. In addition to the $500,000 noted above, Registrant has made cumulative advances of $262,803 to Forest Village as of December 30, 2000, of which $145,000 was advanced during the nine months ended December 30, 2000. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Forest Village will have generated approximately $1.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2001.

Christian Street and 2000 Christian Street, which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners have exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners of Christian Street and 2000 Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through June 30, 2001. The Local General Partners of Christian Street and 2000 Christian Street agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements. The accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately
$107,000, excluding accrued management fees of approximately $31,000, for the nine months ended September 30, 2000. Under the terms of the Funding Agreements, Registrant has funded $50,724 and $53,847 to 2000 Christian Street and Christian Street, respectively, as of December 30, 2000, of which $39,834 was advanced during the nine months ended December 30, 2000. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street will have generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $21,000 for the nine months ended September 30, 2000, which includes property management fees of approximately $9,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Trenton Heights Apartments L.P. ("Trenton Heights") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2000, Trenton Heights incurred an operating deficit of approximately $36,000, which includes property management fees of approximately $13,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Trenton Heights, after cumulative equity losses, became zero during the year ended March 30, 1999. Trenton Heights generated less than $1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 1999.

During the nine months ended September 30, 2000, Ann Ell Apartments Associates, Ltd. ("Ann Ell") incurred an operating deficit of approximately $49,000. Payments on the mortgage and real estate taxes are current. Registrant advanced $58,000 in January 2001. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. Ann Ell will have generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocations in 2001.

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


Dated: February 13, 2001         /s/   Richard Paul Richman
                                 -------------------------------------
                                 by:  Richard Paul Richman
                                      President, Chief Executive Officer
                                      and Director of the general
                                      partner of the General Partner


Dated: February 13, 2001         /s/    Neal Ludeke
                                 -------------------------------------
                                  by:  Neal Ludeke
                                      Vice President and Treasurer of
                                      the general partner
                                      Of the General Partner
                                      (Principal Financial and Accounting
                                      Officer of Registrant)