Form 10-K
period 2001-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2001-06-28
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 2001
                                             --------------

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                                     0-18405
   -------------------------------------------------------------------------
                            (Commission File Number)

                     American Tax Credit Properties II L.P.
                     --------------------------------------
      (Exact name of registrant as specified in its governing instruments)



                  Delaware                                      13-3495678
--------------------------------------------               ---------------------
(State or other jurisdiction of organization)              (I.R.S. Employer
Richman Tax Credit Properties II L.P.                       Identification No.)
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                            06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (203) 869-0900
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

         None                                                    None
---------------------                                   ------------------------
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

                                     PART I

Item 1.  Business

Formation

American Tax Credit Properties II L.P. ("Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in fifty such Local Partnerships, including one whose Property also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

Richman Tax Credit Properties II L.P. (the "General Partner"), a Delaware limited partnership, was formed on October 26, 1988 to act as the general partner of Registrant. The general partner of the General Partner is Richman Tax Credits Inc. ("Richman Tax Credits"), a Delaware corporation that is wholly-owned by Richard Paul Richman. Richman Tax Credits is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000 and Economic Growth and Tax Relief Reconciliation Act of 2001 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.  Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2000, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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


Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy and lower mandatory debt service with no anticipated adverse impact to the operating results of the Properties.


                                                                                             Mortgage
Name of Local Partnership                          Number                               loans payable as of
Name of apartment complex                        of rental            Capital              December 31,            Subsidy
Apartment complex location                         units           contribution                2000            (see footnotes)
--------------------------                       ---------         ------------         -------------------    ---------------
1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas                                     60              $  130,796            $  467,888                 (1a&g)

2000-2100 Christian Street Associates
Christian Street Apartments II
Philadelphia, Pennsylvania                          57               1,441,173             2,522,903                 (1c&f)

Ann Ell Apartments Associates, Ltd.
Ann Ell Apartments
Miami Beach, Florida                                54                 867,177             2,185,412                 (1c)

Auburn Hills Apartments Limited
   Partnership
Auburn Hills Apartments
Cabot, Arkansas                                     24                 201,649               794,501                 (1c)

Auburn Hills Townhouses Limited
   Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan                                  250               3,206,110             6,316,560                 (1a&g)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                             48                 160,741             1,435,270                 (1c)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi                              60                 197,808               841,652                 (1c)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                  40                 122,814             1,103,910                 (1c&d)

Canton Partners, L.P.
Pecan Village
Canton, Mississippi                                 48                 380,199             1,448,416                 (1c)

Carrington Limited Dividend Housing
   Association Limited Partnership
Carrington Place
Farmington Hills, Michigan                         100               1,058,976             3,382,920                 (1e)

Christian Street Associates Limited
   Partnership
Christian Street Apartments
Philadelphia, Pennsylvania                          72               2,388,200             2,382,792                 (1c&f)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey                                107               6,592,092             7,336,993                 (1a&c)

Cleveland Square, Ltd.
Cleveland Square Apartments
Cleveland, Texas                                    48                 223,327               831,822                 (1c)

                                                                                             Mortgage
Name of Local Partnership                          Number                               loans payable as of
Name of apartment complex                        of rental            Capital              December 31,            Subsidy
Apartment complex location                         units           contribution                2000            (see footnotes)
--------------------------                       ---------         ------------         -------------------    ---------------

College Avenue Apartments Limited
   Partnership
College Avenue Apartments
Natchitoches, Louisiana                               41            $  324,847            $  598,456               (1a)

Corrigan Square, Ltd.
Corrigan Square Apartments
Corrigan, Texas                                       96               372,833             1,431,931               (1c)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas                                    37               296,051             1,161,512               (1c)

Dermott Villas Limited Partnership
Dermott Villas
Dermott, Arkansas                                     32               272,802             1,059,999               (1c)

Eagle View, Ltd.
Eagle View Apartments
Clearfield, Kentucky                                  24               102,850               407,315               (1c)

Elm Hill Housing Limited Partnership
Elm Hill Housing
Boston, Massachusetts                                142             5,712,391             6,844,303               (1a)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas                                      24               188,838               749,036               (1c)

Forest Village Housing Partnership
Forest Village Apartments
Auburn, Washington                                    89             1,239,043             1,501,653               (1b&c)

Harborside Housing Limited Partnership
Cal-View Apartments
East Chicago, Indiana                                255             1,789,434             3,111,891               (1a,c&g)

Hill Com I Associates Limited
   Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania                              67               887,635             1,181,339               (1a&h)

Hill Com II Associates Limited
   Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania                              48               683,172               952,753               (1a&h)

Hughes Manor Limited Partnership
Hughes Manor
Hughes, Arkansas                                      32               287,261             1,110,383               (1c)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                               32                90,878(2)            789,071               (1c&d)


                                                                                             Mortgage
Name of Local Partnership                          Number                               loans payable as of
Name of apartment complex                        of rental            Capital              December 31,           Subsidy
Apartment complex location                         units           contribution                2000           (see footnotes)
--------------------------                       ---------         ------------         -------------------   ---------------

Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana                               312              $3,147,863           $7,589,310              (1a,c&g)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                  24                  83,013(2)           756,927              (1c&d)

Lexington Estates Ltd.,
   A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi                               24                 176,225              705,527              (1c)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey                                  102               3,087,138            4,303,080              (1c)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi                                    24                 176,645              698,382              (1c)

Magee Elderly, L.P.
Eastgate Manor
Magee, Mississippi                                   24                 150,952              589,201              (1c&d)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                                48                 186,717(2)         1,876,877              (1c&d)

Nixa Heights Apartments, L.P.
Nixa Heights Apartments
Nixa, Missouri                                       40                 250,030            1,001,635              (1c)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan                                   525               3,443,762            2,394,657              (1a&g)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts                           24                 794,044              972,590              (1a&g)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi                           24                 152,268              596,257              (1c)

Powelton Gardens Associates
Powelton Gardens Apartments
West Philadelphia, Pennsylvania                      25                 782,958              926,457              (1a&f)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                  40                 128,419(2)         1,143,029              (1c)



                                                                                             Mortgage
Name of Local Partnership                          Number                               loans payable as of
Name of apartment complex                        of rental           Capital               December 31,           Subsidy
Apartment complex location                          units         contribution                 2000           (see footnotes)
--------------------------                       ---------        ------------          -------------------   ---------------
Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                          29              $603,552(2)            $1,553,845              (1c&f)

Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi                                 24               165,582                  636,400              (1c&d)

Santa Juanita Limited Dividend
   Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                45               584,117(2)             1,456,361              (1a&c)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi                                  24               211,823                  811,512              (1d)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia                         24               194,674                  806,635              (1c)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi                                 24               150,984                  734,116              (1c)

The Pendleton (A Louisiana
   Partnership in Commendam)
The Pendleton
Shreveport, Louisiana                               36               444,321                  576,341              (1a&c)

Trenton Heights Apartments, L.P.
Trenton Heights Apartments
Trenton, Mississippi                                40               100,434                  438,627              (1c)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi                             24               163,172                  608,017              (1c)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas                               40               288,216                1,210,102              (1c)

York Park Associates Limited Partnership
York Park Apartments
Dundalk, Maryland                                   80             2,146,200                3,936,885              (1a)
                                                                  -----------           -------------
                                                                  $46,832,206           $  88,273,451
                                                                  ===========           =============


         (1)      Description of subsidies:

              (a) Section 8 of Title II of the Housing and Community Development
                  Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

         (b) King County Housing Authority provided an interest subsidy through issuance of tax exempt bonds, which provided first and second mortgage loans for the acquisition and rehabilitation of the complex.

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

         (h) The Local Partnership has entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines.

       (2)        Reflects amount attributable to Registrant only.


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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2001 was 2,923, holding 55,746 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (i) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (ii) on March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2001 and 2000.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2000 and 1999 and the cumulative Tax Credits allocated from inception through December 31, 2000 are as follows:

                                             Historic
                                           ehabilitation         Low-income
                                           Tax Credits          Tax Credits
                                           -------------        -----------
      Tax year ended December 31, 2000               --         $      46.94
      Tax year ended December 31, 1999               --               142.44

      Cumulative totals                            6.56         $   1,492.20

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

                                                                   Years Ended March 30,
                                        ------------------------------------------------------------------------------------
                                            2001               2000               1999             1998             1997
                                        -----------       -----------       -----------       -----------       -----------
Interest and other revenue              $   239,583       $   272,075       $   339,756       $   352,811       $   359,806
                                        ===========       ===========       ===========       ===========       ===========

Equity in loss of investment
   in local partnerships                $(2,877,726)      $(1,598,531)      $(2,363,768)      $(2,806,299)      $(5,180,297)
                                        ===========       ===========       ===========       ===========       ===========

Net loss                                $(3,375,703)      $(2,048,082)      $(2,759,975)      $(3,189,990)      $(5,506,972)
                                        ===========       ===========       ===========       ===========       ===========
Net loss per unit of limited
   partnership interest                 $    (59.95)      $    (36.74)      $    (49.01)      $    (56.65)      $    (97.80)
                                        ===========       ===========       ===========       ===========       ===========


                                                                      As of March 30,
                                  ----------------------------------------------------------------------------------------
                                      2001               2000               1999               1998               1997
                                  ------------       ------------       ------------       ------------       ------------
Total assets                      $ 12,318,749       $ 15,407,107       $ 17,409,763       $ 20,162,596       $ 23,022,129
                                  ============       ============       ============       ============       ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity

Registrant admitted limited partners in three closings with aggregate limited partners' capital contributions of $55,746,000. In connection with the offering of the sale of units, Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") that own low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"); one Local Partnership owns a Property that also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring an interest in fifty Local Partnerships.

As of March 30, 2001, Registrant has cash and cash equivalents and investments in bonds totaling $3,236,410 which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. As of March 30, 2001, Registrant's investments in bonds represent corporate bonds of $2,510,443, U.S. Treasury bonds of $622,763 and U.S. government agency bonds of $21,988 with various maturity dates ranging from 2002 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2001, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses, investments in bonds and investments in Local Partnerships. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $385,000 during the year ended March 30, 2001 (which includes a net unrealized gain on investments in bonds of approximately $150,000, the amortization of net premium on investments in bonds of approximately $8,000 and the accretion of zero coupon bonds of approximately $39,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the year ended March 30, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2000 of $2,877,726 (including an adjustment to Registrant's carrying value of its investment in three Local Partnerships of $937,511 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $77,719 (exclusive of distributions from Local Partnerships of $4,158 classified as other income), partially offset by investments in Local Partnerships of $253,486 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2001 include cumulative deferred administration fees and management fees of $1,499,241.


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

Registrant's operations for the years ended March 30, 2001, 2000 and 1999 resulted in net losses of $3,375,703, $2,048,082 and $2,759,975, respectively. The increase in net loss from 2000 to 2001 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $1,279,000. The decrease in net loss from 1999 to 2000 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $765,000, partially offset by a decrease in interest revenue of approximately $78,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during each of the three years in the period ended March 30, 2001 as reflected in Note 5 to the financial statements and (ii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $4,191,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $5,239,000 and interest on non-mandatory debt of approximately $709,000, and does not include principal payments on permanent mortgages of approximately $1,263,000. The Local Partnerships' net loss of approximately $2,839,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $4,828,000 and interest on non-mandatory debt of approximately $692,000, and does not include principal payments on permanent mortgages of approximately $1,278,000. The Local Partnerships' net loss of approximately $2,573,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $4,892,000 and interest on non-mandatory debt of approximately $703,000, and does not include principal payments on permanent mortgages of approximately $1,489,000. The results of operations of the Local Partnerships for the year ended December 31, 2000 are not necessarily indicative of results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships'
Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy and lower mandatory debt service with no anticipated adverse impact to the operating results of the Properties.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2000, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") that was confirmed by the Court on December 14, 1999. The terms of the Plan called for Registrant to provide up to $500,000, all of which was funded as of March 30, 2000, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. As of October 2000, significant capital improvements were completed and reported average occupancy has substantially improved to over 90% for the period October 2000 through January 2001. The first mortgage is current. In addition to the $500,000 noted above, Registrant has made cumulative advances of $273,455 to Forest Village as of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

March 30, 2001, of which $155,652 was advanced during the year then ended. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995. Forest Village will have generated approximately $1.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through June 30, 2001. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements. The accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $116,000, excluding accrued management fees of approximately $41,000, for the year ended December 31, 2000. Under the terms of the Funding Agreements, Registrant has funded $50,724 and $53,847 to 2000 Christian Street and Christian Street, respectively, as of March 30, 2001, of which $39,834 was advanced during the year then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street have/will have generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

During the year ended December 31, 2000, Ann Ell Apartments Associates, Ltd. ("Ann Ell") incurred an operating deficit of approximately $59,000. Registrant advanced $58,000 in January 2001. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. Ann Ell will have generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $38,000 for the year ended December 31, 2000, which includes property management fees of approximately $11,000. Registrant advanced $11,150 in June 2001. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Trenton Heights Apartments L.P. ("Trenton Heights") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2000, Trenton Heights incurred an operating deficit of approximately $30,000, which includes property management fees of approximately $9,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Trenton Heights, after cumulative equity losses, became zero during the year ended March 30, 1999. Trenton Heights generated less than $1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership ("Hill Com II") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2000, Hill Com II incurred an operating deficit of approximately $55,000, which includes property management fees of approximately $24,000. Payments on the mortgage and real estate taxes are current. Hill Com II generated approximately $2.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Summers Village Limited Partnership ("Summers Village") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2000, Summers Village incurred an operating deficit of approximately $17,000, which includes property management fees of approximately $6,000. Payments on the mortgage and real estate taxes are current. Summers Village generated less than $1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds, U.S. Treasury instruments and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

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

                          Independent Auditors' Report


To the Partners
American Tax Credit Properties II L.P.


         We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2001. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2001, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder and Silverman

Bethesda, Maryland
May 17, 2001

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2001 AND 2000


                                                                        Notes            2001                 2000
                                                                        -----        ------------         ------------
ASSETS

Cash and cash equivalents                                                3,9         $     81,216         $    641,463
Investments in bonds                                                     4,9            3,155,194            2,979,827
Investment in local partnerships                                         5,8            9,037,289           11,739,248
Interest receivable                                                       9                45,050               46,569
                                                                                     ------------         ------------
                                                                                     $ 12,318,749         $ 15,407,107
                                                                                     ============         ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                  8          $    734,858         $    707,884
   Payable to general partner and affiliate                              6,8              855,501              738,627
   Other                                                                                   34,600               41,600
                                                                                     ------------         ------------
                                                                                        1,624,959            1,488,111
                                                                                     ------------         ------------

Commitments and contingencies                                            5,8

Partners' equity (deficit)                                               2,4

   General partner                                                                       (386,180)            (352,423)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                             11,045,331          14,387,277
   Accumulated other comprehensive income (loss), net                                      34,639            (115,858)
                                                                                     ------------         ------------
                                                                                       10,693,790          13,918,996
                                                                                     ------------         ------------
                                                                                     $ 12,318,749        $ 15,407,107
                                                                                     ============         ============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999



                                                 Notes             2001               2000               1999
                                                 -----         -----------        -----------        -----------

REVENUE

Interest                                                       $   235,425        $   261,846        $   339,368
Other income from local partnerships                                 4,158             10,229                388
                                                               -----------        -----------        -----------
TOTAL REVENUE                                                      239,583            272,075            339,756


EXPENSES

Administration fees                                8               299,307            299,307            299,307
Management fees                                   6,8              299,307            299,307            299,307
Professional fees                                                   92,870             74,277            102,877
Printing, postage and other                                         46,076             48,735             34,472
                                                               -----------        -----------        -----------

TOTAL EXPENSES                                                     737,560            721,626            735,963
                                                               -----------        -----------        -----------

Loss from operations                                              (497,977)          (449,551)          (396,207)

Equity in loss of investment in local
   partnerships                                    5            (2,877,726)        (1,598,531)        (2,363,768)
                                                               -----------        -----------        -----------

NET LOSS                                                        (3,375,703)        (2,048,082)        (2,759,975)

Other comprehensive income (loss)                  4               150,497           (163,069)           (30,954)
                                                               -----------        -----------        -----------

COMPREHENSIVE LOSS                                             $(3,225,206)       $(2,211,151)       $(2,790,929)
                                                               ===========        ===========        ===========


NET LOSS ATTRIBUTABLE TO                           2

   General partner                                             $   (33,757)       $   (20,481)       $   (27,600)
   Limited partners                                             (3,341,946)        (2,027,601)        (2,732,375)
                                                               -----------        -----------        -----------
                                                               $(3,375,703)       $(2,048,082)       $(2,759,975)
                                                               ===========        ===========        ===========

NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                                       $    (59.95)       $    (36.74)       $    (49.01)
                                                               ===========        ===========        ===========



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999




                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                                     General            Limited           Income (Loss),
                                                     Partner           Partners                 Net              Total
                                                     -------           --------          --------------      -------------
Partners' equity (deficit), March 30, 1998        $   (304,342)       $ 19,147,253        $     78,165        $ 18,921,076

Net loss                                               (27,600)         (2,732,375)                             (2,759,975)

Other comprehensive loss, net                                                                  (30,954)            (30,954)
                                                  ------------        ------------        ------------        ------------

Partners' equity (deficit), March 30, 1999            (331,942)         16,414,878              47,211          16,130,147

Net loss                                               (20,481)         (2,027,601)                             (2,048,082)

Other comprehensive loss, net                                                                 (163,069)           (163,069)
                                                  ------------        ------------        ------------        ------------

Partners' equity (deficit), March 30, 2000            (352,423)         14,387,277            (115,858)         13,918,996

Net loss                                               (33,757)         (3,341,946)                             (3,375,703)

Other comprehensive income, net                                                                150,497             150,497
                                                  ------------        ------------        ------------        ------------

Partners' equity (deficit), March 30, 2001        $   (386,180)       $ 11,045,331        $     34,639        $ 10,693,790
                                                  ============        ============        ============        ============





                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999



                                                                           2001                 2000              1999
                                                                         ---------          ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                        $ 211,952          $ 261,308          $ 387,834
Cash used for local partnerships for deferred expenses                      (7,000)            (7,000)            (7,000)
Cash paid for
   administration fees                                                    (242,224)          (178,343)          (259,516)
   management fees                                                        (239,516)          (209,516)          (259,516)
   professional fees                                                       (87,316)           (81,277)          (122,473)
   printing, postage and other expenses                                    (24,656)           (36,995)           (49,362)
                                                                         ---------          ---------          ---------

Net cash used in operating activities                                     (388,760)          (251,823)          (310,033)
                                                                         ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                  81,877            183,608            131,433
Maturity/redemption and sale of bonds                                      306,264            576,297            500,000
Investment in local partnerships                                          (253,486)          (605,737)           (95,818)
Investments in bonds (includes accrued interest of $5,832)                (306,142)
                                                                         ---------          ---------          ---------

Net cash provided by (used in) investing activities                       (171,487)           154,168            535,615
                                                                         ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents                      (560,247)           (97,655)           225,582

Cash and cash equivalents at beginning of year                             641,463            739,118            513,536
                                                                         ---------          ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  81,216          $ 641,463          $ 739,118
                                                                         =========          =========          =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net                      $ 150,497          $(163,069)         $ (30,954)
                                                                         =========          =========          =========
-------------------------------------------------------------------------------------------------------------------------

See reconciliation of net loss to net cash used in operating activities on page 21.





                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999



                                                                       2001               2000                 1999
                                                                   -----------        -----------        -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES

Net loss                                                           $(3,375,703)       $(2,048,082)       $(2,759,975)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                2,877,726          1,598,531          2,363,768
   Distributions from local partnerships classified as other
     income                                                             (4,158)           (10,229)              (388)
   Loss (gain) on redemption/sale of bonds                                (129)            10,000            (10,543)
   Amortization of net premium on investments in bonds                   8,387              9,321             89,613
   Accretion of zero coupon bonds                                      (39,082)           (39,190)           (39,082)
   Decrease in interest receivable                                       7,351             19,331              8,478
   Increase in accounts payable and accrued expenses                    26,974             62,674              5,305
   Increase in payable to general partner and affiliate                116,874            152,821             39,791
   Decrease in other liabilities                                        (7,000)            (7,000)            (7,000)
                                                                   -----------        -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                              $  (388,760)       $  (251,823)       $  (310,033)
                                                                   ===========        ===========        ===========




                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2001, 2000 AND 1999


1.     Organization, Purpose and Summary of Significant Accounting Policies

       American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 28, 1989. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Local Partnership whose Property also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as a general partner of the Partnership.

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

       The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management (which contemplates remaining Low-income Tax Credits and estimated residual value, among other things), the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

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

       Reclassifications

       Certain prior years' Local Partnership balances in Note 5 have been reclassified to conform to the current year presentation.


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


3.     Cash and Cash Equivalents

       As of March 30, 2001, the Partnership has $81,216 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


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

       As of March 30, 2001 certain information concerning investments in bonds is as follows:


                                                                           Gross             Gross
                                                       Amortized         unrealized        unrealized         Estimated
Description and maturity                                  cost              gains             losses          fair value
------------------------                             -----------        -----------         -----------         -----------
Corporate debt securities
   Within one year                                   $   186,667        $       819               $  --         $   187,486

   After one year through five years                   2,099,123             50,107             (53,575)          2,095,655
   After five years through ten years                    213,033             14,269                  --             227,302
                                                     -----------        -----------         -----------         -----------

                                                       2,498,823             65,195             (53,575)          2,510,443
                                                     -----------        -----------         -----------         -----------

U.S. Treasury debt securities
  After five years through ten years                     600,390             22,373                  --             622,763
                                                     -----------        -----------         -----------         -----------

U.S. government and agency securities
  After one year through five years                       21,342                646                  --              21,988
                                                     -----------        -----------         -----------         -----------

                                                     $ 3,120,555        $    88,214         $   (53,575)        $ 3,155,194
                                                     ===========        ===========         ===========         ===========


       As of March 30, 2000, certain information concerning investments in bonds is as follows:

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
                                                       ===========        ===========      ===========       ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

5.     Investment in Local Partnerships

       As of March 30, 2001, the Partnership owns a limited partnership interest in the following Local Partnerships:

       1.  1989 Westview Arms Limited Partnership;
       2.  2000-2100 Christian Street Associates ("2000 Christian Street");
       3.  Ann Ell Apartments Associates, Ltd.*;
       4.  Auburn Hills Apartments Limited Partnership;
       5.  Auburn Hills Townhouses Limited Partnership;
       6.  Batesville Family, L.P.;
       7.  Browning Road Phase I, L.P.;
       8.  Bruce Housing Associates, L.P.;
       9.  Canton Partners, L.P.;
      10.  Carrington Limited Dividend Housing Association Limited Partnership;
      11.  Christian Street Associates Limited Partnership ("Christian Street");
      12.  Cityside Apartments, Phase II, L.P. ("Cityside")*;
      13.  Cleveland Square, Ltd.;
      14.  College Avenue Apartments Limited Partnership;
      15.  Corrigan Square, Ltd.;
      16.  De Queen Villas Limited Partnership;
      17.  Dermott Villas Limited Partnership;
      18.  Eagle View, Ltd.;
      19.  Elm Hill Housing Limited Partnership;
      20.  Eudora Manor Limited Partnership;
      21.  Forest Village Housing Partnership ("Forest Village")*;
      22.  Harborside Housing Limited Partnership;
      23.  Hill Com I Associates Limited Partnership ("Hill Com I");
      24.  Hill Com II Associates Limited Partnership ("Hill Com II");
      25.  Hughes Manor Limited Partnership;
      26.  Ivy Family, L.P.;
      27.  Lakeside Housing Limited Partnership;
      28.  Lawrence Road Properties, Ltd.;
      29.  Lexington Estates Ltd., A Mississippi Limited Partnership;
      30.  Littleton Avenue Community Village, L.P.;
      31.  Lula Courts Ltd., L.P.;
      32.  Magee Elderly, L.P.;
      33.  Mirador del Toa Limited Partnership;
      34.  Nixa Heights Apartments, L.P.;
      35.  North Hills Farms Limited Partnership;
      36.  Patton Place Limited Partnership ("Patton Place");
      37.  Plantersville Family, L.P.;
      38.  Powelton Gardens Associates ("Powelton Gardens");
      39.  Purvis Heights Properties, L.P.;
      40.  Queen Lane Investors;
      41.  Renova Properties, L.P.;
      42.  Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
      43.  Simpson County Family, L.P.;
      44.  Summers Village Limited Partnership;
      45.  Tchula Courts Apartments, L.P.;
      46.  The Pendleton (A Louisiana Partnership in Commendam);
      47.  Trenton Heights Apartments, L.P.;
      48.  Twin Pine Family, L.P.;
      49.  Village Creek Limited Partnership; and
      50.  York Park Associates Limited Partnership*.

      * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


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


       The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $46,832,206, which includes advances made to certain Local Partnerships. As of December 31, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $88,273,000 and accrued interest payable on such loans totaling approximately $6,275,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

       Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see
       Note 1). The amount of such excess losses applied to other partners' capital was $1,916,796, $1,457,955 and $530,083 for the years ended December 31, 2000, 1999 and 1998, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

       As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership has reduced its investment in Hill Com I, Hill Com II and Powelton Gardens by $387,000, $409,511 and $141,000, respectively during the year ended March 30, 2001, in Patton Place and Powelton Gardens by $107,000 and $73,000, respectively during the year ended March 30, 2000 and in Cityside during the year ended March 30, 1999 by $622,764. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

       The combined balance sheets of the Local Partnerships as of December 31, 2000 and 1999 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2000, 1999 and 1998 are reflected on pages 27 and 28, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5.     Investment in Local Partnerships (continued)

       The combined balance sheets of the Local Partnerships as of December 31, 2000 and 1999 are as follows:


                                                                                    2000              1999
                                                                              -------------      -------------
      ASSETS

Cash and cash equivalents                                                     $   3,332,561      $   3,273,341
Rents receivable                                                                    440,713          1,733,810
Escrow deposits and reserves                                                      5,516,361          5,252,052
Land                                                                              4,180,673          4,180,673
Buildings and improvements (net of accumulated
    depreciation of $56,806,969 and $51,665,678)                                 86,143,179         89,910,362

Intangible assets (net of accumulated amortization
    of $1,171,0094 and $1,210,963)                                                1,436,987          1,526,385
Other assets                                                                      1,140,790          1,302,924
                                                                              -------------      -------------

                                                                              $ 102,191,264      $ 107,179,547
                                                                              =============      =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

    Accounts payable and accrued expenses                                     $   1,813,276      $   1,862,090
    Due to related parties                                                        4,008,867          4,152,464
    Mortgage loans                                                               88,273,451         89,499,287
    Notes payable                                                                 2,115,382          2,363,472
    Accrued interest                                                              6,274,662          5,825,921
    Other liabilities                                                               683,883            754,902
                                                                              -------------      -------------
                                                                                103,169,521        104,458,136
                                                                              -------------      -------------
Partners' equity (deficit)

    American Tax Credit Properties II L.P.
       Capital contributions, net of distributions                               45,514,198         44,891,790
       Cumulative loss                                                          (34,810,823)       (32,870,608)
                                                                              -------------      -------------
                                                                                 10,703,375         12,021,182
                                                                              -------------      -------------
    General partners and other limited partners, including
       ATCP and ATCP III
         Capital contributions, net of distributions                              3,118,133          3,248,862
         Cumulative loss                                                        (14,799,765)       (12,548,633)
                                                                              -------------      -------------
                                                                                (11,681,632)        (9,299,771)
                                                                              -------------      -------------
                                                                                   (978,257)         2,721,411
                                                                              -------------      -------------
                                                                              $ 102,191,264      $ 107,179,547
                                                                              =============      =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5.     Investment in Local Partnerships (continued)

       The combined statements of operations of the Local Partnerships for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                               2000                  1999                  1998
                                                           ------------          ------------          ------------
      REVENUE
Rental                                                     $ 20,607,114          $ 20,308,267          $ 20,228,079
Interest and other                                              749,692               948,722               928,297
                                                           ------------          ------------          ------------

TOTAL REVENUE                                                21,356,806            21,256,989            21,156,376
                                                           ------------          ------------          ------------

EXPENSES

Administrative                                                3,874,564             3,521,015             3,396,094
Utilities                                                     2,702,949             2,647,031             2,593,190
Operating and maintenance                                     4,972,828             4,456,940             4,184,486
Taxes and insurance                                           2,550,207             2,269,563             2,270,860
Financial                                                     6,208,603             6,373,617             6,392,798
Depreciation and amortization                                 5,239,002             4,827,716             4,891,501
                                                           ------------          ------------          ------------

TOTAL EXPENSES                                               25,548,153            24,095,882            23,728,929
                                                           ------------          ------------          ------------

NET LOSS                                                   $ (4,191,347)         $ (2,838,893)         $ (2,572,553)
                                                           ============          ============          ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties II L.P.                   $ (1,940,215)         $ (1,418,531)         $ (1,741,004)
  General partners and other limited
     partners, including ATCP & ATCP III, which
     includes specially allocated items of
     revenue to certain general partners of
     $59,700, $381,305 and $1,027, and
     Partnership loss in excess of investment of
     $1,916,796, $1,457,955 and $530,083                     (2,251,132)           (1,420,362)             (831,549)
                                                           ------------          ------------          ------------

                                                           $ (4,191,347)         $ (2,838,893)         $ (2,572,553)
                                                           ============          ============          ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2001 is as follows:



                                                                                                               Partnership's equity
                                                               Investment in            Investment                in income
                                                             Local Partnership        During the year           (loss) for the
                                                               balance as of               ended                  year ended
                                                              March 30, 2000          March 30, 2001          December 31, 2000
                                                              ------------      -----------------       ----------------------
 1989 Westview Arms Limited Partnership                       $     52,477             $       --                $     14,678
2000-2100 Christian Street Associates                                 --                     23,357                   (23,357)(1)
Ann Ell Apartments Associates, Ltd.                                   --                     58,000                   (58,000)(2)
Auburn Hills Apartments Limited Partnership                           --                       --                        --(2)
Auburn Hills Townhouses Limited Partnership                        963,005                     --                    (569,253)
Batesville Family, L.P.                                               --                       --                        --(2)
Browning Road Phase I, L.P.                                         11,894                     --                     (11,894)(1)
Bruce Housing Associates, L.P.                                      28,562                     --                     (10,927)
Canton Partners, L.P.                                                 --                       --                        --(2)
Carrington Limited Dividend Housing
    Association Limited Partnership                                356,219                     --                     (81,194)
Christian Street Associates Limited Partnership                       --                     16,477                   (16,477)(1)
Cityside Apartments, Phase II, L.P.                                763,402                     --                    (545,536)
Cleveland Square, Ltd.                                                --                       --                        --(2)
College Avenue Apartments Limited Partnership                         --                       --                        --(2)
Corrigan Square, Ltd.                                                 --                       --                        --(2)
De Queen Villas Limited Partnership                                   --                       --                        --(2)
Dermott Villas Limited Partnership                                    --                       --                        --(2)
Eagle View, Ltd.                                                     4,870                     --                      (4,870)(1)
Elm Hill Housing Limited Partnership                             2,235,431                     --                    (198,684)
Eudora Manor Limited Partnership                                     7,054                     --                      (7,054)(1)
Forest Village Housing Partnership                                    --                    155,652                  (155,652)(1)
Harborside Housing Limited Partnership                           1,762,371                     --                      34,350
Hill Com I Associates Limited Partnership                          761,448                     --                     (15,557)
Hill Com II Associates Limited Partnership                         484,741                     --                     (71,220)
Hughes Manor Limited Partnership                                    25,637                     --                     (20,269)
Ivy Family, L.P.                                                    15,577                     --                     (10,035)
Lakeside Housing Limited Partnership                               396,296                     --                    (202,769)
Lawrence Road Properties, Ltd.                                        --                       --                        --(2)
Lexington Estates Ltd.                                                --                       --                        --(2)
Littleton Avenue Community Village, L.P.                              --                       --                        --(2)
Lula Courts Ltd., L.P.                                                --                       --                        --(2)
Magee Elderly, L.P.                                                 10,288                     --                      (6,877)
Mirador del Toa Limited Partnership                                   --                       --                        --(2)
Nixa Heights Apartments, L.P.                                        9,061                     --                      (9,061)(1)
North Hills Farms Limited Partnership                            3,062,707                     --                     283,061
Patton Place Limited Partnership                                   262,358                     --                     (45,011)
Plantersville Family, L.P.                                           3,371                     --                      (3,371)(1)
Powelton Gardens Associates                                        194,678                     --                     (32,540)
Purvis Heights Properties, L.P.                                     40,073                     --                      (4,599)
Queen Lane Investors                                                49,845                     --                     (49,845)(1)
Renova Properties, L.P.                                               --                       --                        --(2)
Santa Juanita Limited Dividend Partnership L.P.                    155,153                     --                     (63,626)
Simpson County Family, L.P.                                           --                       --                        --(2)
Summers Village Limited Partnership                                  5,590                     --                      (5,590)(1)
Tchula Courts Apartments, L.P.                                        --                       --                        --(2)
The Pendleton                                                       67,977                     --                     (39,873)
Trenton Heights Apartments, L.P.                                      --                       --                        --(2)
Twin Pine Family, L.P.                                               9,163                     --                      (9,163)(1)
Village Creek Limited Partnership                                     --                       --                        --(2)
York Park Associates Limited Partnership                              --                       --                        --(2)
                                                              ------------      -----------------       ----------------------
                                                              $ 11,739,248      $         253,486       $           (1,940,215)
                                                              ============      =================       ======================



                                                                                           Cash
                                                                                       Distributions
                                                                  Adjustment to            received            Investment in
                                                               carrying value            During the        Local Partnership
                                                               during the year          Year ended           balance as of
                                                                    ended                March 30,             March 30,
                                                               March 30, 2001            2001 (4)                2001
                                                          -----------------    -----------------    -----------------------
 1989 Westview Arms Limited Partnership                       $       --              $       --           $     67,155
2000-2100 Christian Street Associates                                 --                      --                   --
Ann Ell Apartments Associates, Ltd.                                   --                      --                   --
Auburn Hills Apartments Limited Partnership                           --                      --                   --
Auburn Hills Townhouses Limited Partnership                           --                    (5,000)             388,752
Batesville Family, L.P.                                               --                      --                   --
Browning Road Phase I, L.P.                                           --                      --                   --
Bruce Housing Associates, L.P.                                        --                      --                 17,635
Canton Partners, L.P.                                                 --                      --                    --
Carrington Limited Dividend Housing
    Association Limited Partnership                                   --                      --                275,025
Christian Street Associates Limited Partnership                       --                      --                   --
Cityside Apartments, Phase II, L.P.                                   --                      --                217,866
Cleveland Square, Ltd.                                                --                      --                   --
College Avenue Apartments Limited Partnership                         --                      --                   --
Corrigan Square, Ltd.                                                 --                      --                   --
De Queen Villas Limited Partnership                                   --                      --                   --
Dermott Villas Limited Partnership                                    --                      --                   --
Eagle View, Ltd.                                                      --                      --                   --
Elm Hill Housing Limited Partnership                                  --                      --              2,036,747
Eudora Manor Limited Partnership                                      --                      --                   --
Forest Village Housing Partnership                                    --                      --                   --
Harborside Housing Limited Partnership                                --                   (12,626)           1,784,095
Hill Com I Associates Limited Partnership                         (387,000)(3)             (13,442)             345,449
Hill Com II Associates Limited Partnership                        (409,511)(3)              (4,010)                --
Hughes Manor Limited Partnership                                      --                      --                  5,368
Ivy Family, L.P.                                                      --                      --                  5,542
Lakeside Housing Limited Partnership                                  --                   (39,410)             154,117
Lawrence Road Properties, Ltd.                                        --                      --                   --
Lexington Estates Ltd.                                                --                      --                   --
Littleton Avenue Community Village, L.P.                              --                      --                   --
Lula Courts Ltd., L.P.                                                --                      --                   --
Magee Elderly, L.P.                                                   --                      (731)               2,680
Mirador del Toa Limited Partnership                                   --                      --                   --
Nixa Heights Apartments, L.P.                                         --                      --                   --
North Hills Farms Limited Partnership                                 --                    (2,500)           3,343,268
Patton Place Limited Partnership                                      --                      --                217,347
Plantersville Family, L.P.                                            --                      --                   --
Powelton Gardens Associates                                       (141,000(3)                 --                 21,138
Purvis Heights Properties, L.P.                                       --                      --                 35,474
Queen Lane Investors                                                  --                      --                   --
Renova Properties, L.P.                                               --                      --                   --
Santa Juanita Limited Dividend Partnership L.P.                       --                      --                 91,527
Simpson County Family, L.P.                                           --                      --                   --
Summers Village Limited Partnership                                   --                      --                   --
Tchula Courts Apartments, L.P.                                        --                      --                   --
The Pendleton                                                         --                      --                 28,104
Trenton Heights Apartments, L.P.                                      --                      --                   --
Twin Pine Family, L.P.                                                --                      --                   --
Village Creek Limited Partnership                                     --                      --                   --
York Park Associates Limited Partnership                              --                      --                   --
                                                          -----------------    -----------------    -----------------------
                                                          $        (937,511)   $         (77,719)   $             9,037,289
                                                          =================    =================    =======================

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.
(4) The total excludes $4,158 of distributions received classified as other income from local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2000 is as follows:



                                                                                                     Partnership's equity
                                                       Investment in            Investment                in income
                                                     Local Partnership        during the year           (loss) for the
                                                       balance as of               ended                  year ended
                                                      March 30, 1999          March 30, 2000          December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
Name of Local Partnership
 1989 Westview Arms Limited Partnership           $     66,218               $       --                  $    (13,741)
2000-2100 Christian Street Associates                     --                       10,867                     (10,867)(1)
Ann Ell Apartments Associates, Ltd.                       --                         --                          --(2)
Auburn Hills Apartments Limited Partnership               --                         --                          --(2)
Auburn Hills Townhouses Limited Partnership            815,723                       --                       152,282
Batesville Family, L.P.                                   --                         --                          --(2)
Browning Road Phase I, L.P.                             22,462                       --                       (10,568)
Bruce Housing Associates, L.P.                          40,702                       --                       (12,140)
Canton Partners, L.P.                                     --                         --                          --(2)
Carrington Limited Dividend Housing
    Association Limited Partnership                    418,737                       --                       (62,518)
Christian Street Associates Limited Partnership           --                       16,370                     (16,370)(1)
Cityside Apartments, Phase II, L.P.                  1,232,974                       --                      (469,572)
Cleveland Square, Ltd.                                    --                         --                          --(2)
College Avenue Apartments Limited Partnership             --                         --                          --(2)
Corrigan Square, Ltd.                                     --                         --                          --(2)
De Queen Villas Limited Partnership                       --                         --                          --(2)
Dermott Villas Limited Partnership                      30,725                       --                       (30,725)(1)
Eagle View, Ltd.                                        10,505                       --                        (5,635)
Elm Hill Housing Limited Partnership                 2,490,265                       --                      (141,476)
Eudora Manor Limited Partnership                        18,795                       --                       (11,741)
Forest Village Housing Partnership                        --                      578,500                    (578,500)(1)
Harborside Housing Limited Partnership               1,639,175                       --                       135,733
Hill Com I Associates Limited Partnership              769,459                       --                        (2,955)
Hill Com II Associates Limited Partnership             523,026                       --                       (24,348)
Hughes Manor Limited Partnership                        59,607                       --                       (33,970)
Ivy Family, L.P.                                        23,881                       --                        (8,304)
Lakeside Housing Limited Partnership                   539,318                       --                      (127,480)
Lawrence Road Properties, Ltd.                            --                         --                          --(2)
Lexington Estates Ltd.                                    --                         --                          --(2)
Littleton Avenue Community Village, L.P.                  --                         --                          --(2)
Lula Courts Ltd., L.P.                                    --                         --                          --(2)
Magee Elderly, L.P.                                     22,319                       --                        (9,838)
Mirador del Toa Limited Partnership                       --                         --                          --(2)
Nixa Heights Apartments, L.P.                           18,247                       --                        (4,966)
North Hills Farms Limited Partnership                2,882,735                       --                       179,972
Patton Place Limited Partnership                       404,753                       --                       (35,395)
Plantersville Family, L.P.                               8,420                       --                        (5,049)
Powelton Gardens Associates                            298,159                       --                       (30,481)
Purvis Heights Properties, L.P.                         43,303                       --                        (3,212)
Queen Lane Investors                                   122,378                       --                       (72,533)
Renova Properties, L.P.                                   --                         --                          --(2)
Santa Juanita Limited Dividend Partnership L.P.        187,215                       --                       (32,062)
Simpson County Family, L.P.                               --                         --                          --(2)
Summers Village Limited Partnership                      3,864                       --                         1,726
Tchula Courts Apartments, L.P.                            --                         --                          --(2)
The Pendleton                                          141,703                       --                       (73,726)
Trenton Heights Apartments, L.P.                          --                         --                          --(2)
Twin Pine Family, L.P.                                  27,106                       --                       (17,943)
Village Creek Limited Partnership                       43,647                       --                       (42,129)(1)
York Park Associates Limited Partnership                  --                         --                          --(2)
                                                  ------------                ------------                -----------
                                                  $ 12,905,421                $    605,737                $(1,418,531)
                                                  ============                ============                ===========

                                                                               Cash              Investment in
                                                      Adjustment to          distributions       Local Partnershi
                                                     carrying value            received            balance as of p
                                                     during the year           during the            March 30,
                                                          ended               year ended               2000
                                                     March 30, 2000            March 30,            2000 (4)
-------------------------------------------------------------------------------------------------------------------
Name of Local Partnership
 1989 Westview Arms Limited Partnership              $       --               $       --            $     52,477
2000-2100 Christian Street Associates                        --                       --                    --
Ann Ell Apartments Associates, Ltd.                          --                       --                    --
Auburn Hills Apartments Limited Partnership                  --                       --                    --
Auburn Hills Townhouses Limited Partnership                  --                     (5,000)              963,005
Batesville Family, L.P.                                      --                       --                    --
Browning Road Phase I, L.P.                                  --                       --                  11,894
Bruce Housing Associates, L.P.                               --                       --                  28,562
Canton Partners, L.P.                                        --                       --                     --
Carrington Limited Dividend Housing
    Association Limited Partnership                          --                       --                 356,219
Christian Street Associates Limited Partnership              --                       --                    --
Cityside Apartments, Phase II, L.P.                          --                       --                 763,402
Cleveland Square, Ltd.                                       --                       --                    --
College Avenue Apartments Limited Partnership                --                       --                    --
Corrigan Square, Ltd.                                        --                       --                    --
De Queen Villas Limited Partnership                          --                       --                    --
Dermott Villas Limited Partnership                           --                       --                    --
Eagle View, Ltd.                                             --                       --                   4,870
Elm Hill Housing Limited Partnership                         --                   (113,358)            2,235,431
Eudora Manor Limited Partnership                             --                       --                   7,054
Forest Village Housing Partnership                           --                       --                    --
Harborside Housing Limited Partnership                       --                    (12,537)            1,762,371
Hill Com I Associates Limited Partnership                    --                     (5,056)              761,448
Hill Com II Associates Limited Partnership                   --                    (13,937)              484,741
Hughes Manor Limited Partnership                             --                       --                  25,637
Ivy Family, L.P.                                             --                       --                  15,577
Lakeside Housing Limited Partnership                         --                    (15,542)              396,296
Lawrence Road Properties, Ltd.                               --                       --                    --
Lexington Estates Ltd.                                       --                       --                    --
Littleton Avenue Community Village, L.P.                     --                       --                    --
Lula Courts Ltd., L.P.                                       --                       --                    --
Magee Elderly, L.P.                                          --                     (2,193)               10,288
Mirador del Toa Limited Partnership                          --                       --                    --
Nixa Heights Apartments, L.P.                                --                     (4,220)                9,061
North Hills Farms Limited Partnership                        --                       --               3,062,707
Patton Place Limited Partnership                         (107,000)(3)                 --                 262,358
Plantersville Family, L.P.                                   --                       --                   3,371
Powelton Gardens Associates                               (73,000)(3)                 --                 194,678
Purvis Heights Properties, L.P.                              --                        (18)               40,073
Queen Lane Investors                                         --                       --                  49,845
Renova Properties, L.P.                                      --                       --                      --
Santa Juanita Limited Dividend Partnership L.P.              --                       --                 155,153
Simpson County Family, L.P.                                  --                       --                      --
Summers Village Limited Partnership                          --                       --                   5,590
Tchula Courts Apartments, L.P.                               --                       --                      --
The Pendleton                                                --                       --                  67,977
Trenton Heights Apartments, L.P.                             --                       --                      --
Twin Pine Family, L.P.                                       --                       --                   9,163
Village Creek Limited Partnership                            --                     (1,518)                   --
York Park Associates Limited Partnership                     --                       --                      --
                                                     ------------             ------------          ------------
                                                     $   (180,000)            $   (173,379)         $ 11,739,248
                                                     ============             ============          ============



(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.
(4) The total excludes $10,229 of distributions received classified as other income from local partnerships. AMERICAN TAX CREDIT PROPERTIES II L.P. NOTES TO FINANCIAL STATEMENTS - (Continued) MARCH 30, 2001, 2000 AND 1999

     Property information for each Local Partnership as of December 31, 2000 is as follows:


                                                           Mortgage                          Buildings and      Accumulated
    Name of Local Partnership                           loans payable          Land          improvements      depreciation
------------------------------------------------------------------------------------------------------------------------------

1989 Westview Arms Limited Partnership                  $     467,888     $      20,275     $     736,245      $    (226,547)
2000-2100 Christian Street Associates                       2,522,903              --              31,325               (651)
Ann Ell Apartments Associates, Ltd.                         2,185,412           199,645         2,838,576         (1,072,576)
Auburn Hills Apartments Limited Partnership                   794,501            48,245         1,009,662           (293,371)
Auburn Hills Townhouses Limited Partnership                 6,316,560           225,000        11,483,551         (5,833,984)
Batesville Family, L.P.                                     1,435,270            52,000         1,808,219           (609,824)
Browning Road Phase I, L.P.                                   841,652            43,000         1,058,568           (435,617)
Bruce Housing Associates, L.P.                              1,103,910            16,000         1,441,646           (568,592)
Canton Partners, L.P.                                       1,448,416            35,000         1,841,493           (724,728)
Carrington Limited Dividend Housing
    Association Limited Partnership                         3,382,920           200,000         6,485,189         (2,501,459)
Christian Street Associates Limited Partnership             2,382,792              --              34,939             (4,215)
Cityside Apartments, Phase II, L.P.                         7,336,993            87,997        14,242,965         (5,586,214)
Cleveland Square, Ltd.                                        831,822            20,000         1,167,322           (477,014)
College Avenue Apartments Limited Partnership                 598,456            24,600           997,538           (384,804)
Corrigan Square, Ltd.                                       1,431,931            63,358         1,882,283           (757,712)
De Queen Villas Limited Partnership                         1,161,512            37,000         1,683,688           (465,543)
Dermott Villas Limited Partnership                          1,059,999            15,000         1,348,882           (394,851)
Eagle View, Ltd.                                              407,315            35,000           496,686           (146,550)
Elm Hill Housing Limited Partnership                        6,844,303           119,200        12,530,741         (4,587,988)
Eudora Manor Limited Partnership                              749,036            16,000           936,661           (270,342)
Forest Village Housing Partnership                          1,501,653           250,000         2,273,454           (913,610)
Harborside Housing Limited Partnership                      3,111,891            39,400         6,594,750         (2,344,025)
Hill Com I Associates Limited Partnership                   1,181,339           143,404         2,870,372         (1,080,488)
Hill Com II Associates Limited Partnership                    952,753           112,110         2,164,529           (842,931)
Hughes Manor Limited Partnership                            1,110,383            16,007         1,422,747           (408,770)
Ivy Family, L.P.                                              789,071            11,000         1,047,168           (419,211)
Lakeside Housing Limited Partnership                        7,589,310            50,000        11,938,171         (4,431,253)
Lawrence Road Properties, Ltd.                                756,927            50,000           940,652           (309,845)
Lexington Estates Ltd.                                        705,527            30,750           872,350           (384,460)
Littleton Avenue Community Village, L.P.                    4,303,080           512,331         7,103,738         (2,680,268)
Lula Courts Ltd., L.P.                                        698,382            19,600           884,622           (379,559)
Magee Elderly, L.P.                                           589,201            30,000           716,577           (249,702)
Mirador del Toa Limited Partnership                         1,876,877           105,000         2,335,713           (971,059)
Nixa Heights Apartments, L.P.                               1,001,635            31,500         1,308,668           (421,046)
North Hills Farms Limited Partnership                       2,394,657           525,000        11,836,630         (6,352,285)
Patton Place Limited Partnership                              972,590            56,015         1,764,078           (485,000)
Plantersville Family, L.P.                                    596,257            12,000           759,260           (314,952)
Powelton Gardens Associates                                   926,457            29,207         1,950,862           (747,488)
Purvis Heights Properties, L.P.                             1,143,029            47,000         1,493,777           (464,232)
Queen Lane Investors                                        1,553,845            60,301         2,752,080           (976,098)
Renova Properties, L.P.                                       636,400            22,700           810,814           (341,195)
Santa Juanita Limited Dividend Partnership L.P.             1,456,361           228,718         2,363,130           (933,383)
Simpson County Family, L.P.                                   811,512            24,700         1,012,038           (398,317)
Summers Village Limited Partnership                           806,635            71,000           967,019           (279,943)
Tchula Courts Apartments, L.P.                                734,116            10,000           918,405           (491,660)
The Pendleton                                                 576,341            40,000         1,269,163           (540,995)
Trenton Heights Apartments, L.P.                              438,627            29,200           588,801           (221,072)
Twin Pine Family, L.P.                                        608,017             7,000           789,052           (317,903)
Village Creek Limited Partnership                           1,210,102            37,950         1,469,536           (453,784)
York Park Associates Limited Partnership                    3,936,885           321,460         5,675,813         (2,309,853)
                                                        -------------     -------------     -------------      -------------
                                                        $  88,273,451     $   4,180,673     $ 142,950,148      $ (56,806,969)
                                                        =============     =============     =============      =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1999 is as follows:

                                                            Mortgage                       Buildings and      Accumulated
            Name of Local Partnership                    loans payable        Land          improvements     depreciation
--------------------------------------------------------------------------------------------------------------------------

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
                                                      =============     =============     =============      =============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5.    Investment in Local Partnerships (continued)

      The summary of property activity during the year ended December 31, 2000 is as follows:


                                                                     Net change during
                                               Balance as of           the year ended           Balance as of
                                             December 31, 1999       December 31, 2000        December 31, 2000
                                             -----------------       -----------------        -----------------
Land                                         $   4,180,673             $        --               $   4,180,673
Buildings and improvements                     141,576,040                 1,374,108               142,950,148
                                               -----------                 ---------               -----------
                                               145,756,713                 1,374,108               147,130,821
Accumulated depreciation                       (51,665,678)               (5,141,291)              (56,806,969)
                                               -----------                 ---------               -----------
                                             $  94,091,035             $  (3,767,183)            $  90,323,852
                                             =============             =============             =============



      As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan called for the Partnership to provide up to $500,000, all of which was funded as of March 31, 2000, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. The first mortgage is current. In addition to the $500,000 noted above, Registrant has made cumulative advances of $273,455 to Forest Village as of March 30, 2001, of which $155,652 was advanced during the year then ended, all of which has been recorded as investment in local partnerships. Of all such amounts advanced by the Partnership, $534,500 bears interest at 8.5% and is repayable out of net cash flow from the operations of the property. No interest has been recorded by the Partnership as of March 30, 2001.

      An affiliate of the General Partner is the temporary local general partner of Forest Village. Since March 30, 1995, the Partnership has had a zero investment balance in Forest Village and continues to account for such investment under the equity method of accounting. The mortgage loans of Forest Village are nonrecourse to the Partnership. Selected balance sheet data of Forest Village as of December 31, 2000 includes land and building of $1,609,844 net of accumulated depreciation of $913,610, total assets of $1,651,768, mortgage loans and accrued interest of $1,587,033, total liabilities of $2,046,768 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $395,000. Selected balance sheet data of Forest Village as of December 31, 1999 includes land and building of $1,696,786 net of accumulated depreciation of $826,668, total assets of $1,730,629, mortgage loans and accrued interest of $1,728,543, total liabilities of $2,200,819 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $470,190. Selected balance sheet data of Forest Village as of December 31, 1998 includes land and building of $1,783,728 net of accumulated depreciation of $739,726, total assets of $1,868,348, mortgage loans and accrued interest of $1,609,889, total liabilities of $2,056,252 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $187,904. Selected statement of operations data for the year ended December 31, 2000 includes rental income of $309,045, interest and other revenue of $61,519, interest expense of $134,444, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $459,170, administrative expenses of $83,243, utilities expenses of $38,480 and taxes and insurance expenses of $63,769. Selected statement of operations data for the year ended December 31, 1999 includes rental income of $163,712, interest and other revenue of $8,797, interest expense of $134,297, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $106,721, administrative expenses of $75,088, utilities expenses of $42,786 and taxes and insurance expenses of $66,553. Selected statement of operations data for the year ended December 31, 1998 includes rental income of $376,134, interest and other revenue of $29,577, interest expense of $134,297, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $60,642, administrative expenses of $79,612, utilities expenses of $52,385 and taxes and insurance expenses of $49,936.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5.    Investment in Local Partnerships (continued)

      Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000 Christian Street and Christian Street agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through June 30, 2001. Under the terms of the Funding Agreements, the Partnership has funded $50,724 and $53,847 to 2000 Christian Street and Christian Street, respectively, as of March 30, 2001, of which $39,834 was advanced during the year then ended, and has recorded such advances as investment in local partnerships.


6.    Transactions with General Partner and Affiliates

      For the years ended March 30, 2001, 2000 and 1999, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:



                                                      2001                      2000                        1999
                                               -------------------       --------------------       ---------------------
                                               Paid       Incurred       Paid       Incurred        Paid         Incurred
                                    -          --------     --------     --------     --------     --------      --------
          Management fees (see Note 8)         $239,516     $299,307     $209,516     $299,307     $259,516      $299,307

          Administration fees (see Note 8)      242,224      299,307        5,416       68,446           --            --



For the years ended December 31, 2000, 1999 and 1998, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                                    2000                      1999                         1998
                                            ----------------------    -----------------------    ------------------------
                                             Paid       Incurred       Paid        Incurred        Paid          Incurred
                                            --------     --------     --------     --------      --------       --------
       Property management fees           $117,080     $136,107     $119,921     $135,915      $119,706       $118,582


       Insurance and other services         90,351       93,208       91,341       99,116        68,242         68,242

       Advances                                 --           --           --       27,985            --             --

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


7.    Taxable Loss

      A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2001, 2000 and 1998 to the tax return net loss for the years ended December 31, 2000, 1999 and 1998 is as follows:



                                                                      2001                 2000                   1999
                                                                   -----------          -----------          -----------
Financial statement net loss for the years ended
   March 30, 2001, 2000 and 1999                                  $(3,375,703)         $(2,048,082)         $(2,759,975)

Add (less) net transactions occurring between
   January 1, 1998 to March 30, 1998                                     --                   --               (117,828)
   January 1, 1999 to March 30, 1999                                     --               (116,775)             116,775
   January 1, 2000 to March 30, 2000                                 (115,420)             115,420                 --
   January 1, 2001 to March 30, 2001                                  122,139                 --                   --
                                                                   -----------          -----------          -----------
Adjusted financial statement net loss for the years
   ended December 31, 2000, 1999 and 1998                          (3,368,984)          (2,049,437)          (2,761,028)


Adjustment to management and administration fees
   pursuant to Internal Revenue Code Section 267                       96,464              111,740               39,791

Differences arising from equity in loss of investment
   in local partnerships                                           (1,264,990)          (1,034,674)            (618,842)

Other differences                                                      (5,879)              (4,142)               2,925
         --- ----- ----     ----                                  -----------          -----------          -----------

Tax return net loss for the years ended December 31,
   2000, 1999 and 1998                                            $(4,543,389)         $(2,976,513)         $(3,337,154)
                                                                  ===========          ===========          ===========


      The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2000 and 1999 are as follows:


                                                                             2000              1999
                                                                       --------------     -------------
      Investment in local partnerships - financial reporting           $   10,703,375     $  12,021,182
      Investment in local partnerships - tax                                6,153,671        11,015,902
                                                                       --------------     -------------

                                                                       $    4,549,704     $   1,005,280
                                                                       ==============     =============


      Payable to general partner in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.


8.     Commitments and Contingencies

       Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $209,514 for each of the three years ended March 30, 2001. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $89,793 for each of the three years ended March 30, 2001. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Additional Management Fees in the amount of $735,388 and $675,597 are included in payable to general partner and affiliate in the accompanying balance sheets as of March 30, 2001 and 2000, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

8.     Commitments and Contingencies (continued)

       In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $209,514 for each of the three years ended March 30, 2001. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $89,793 for each of the three years ended March 30, 2001. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Additional Administration Fees due to MLFA in the amount of $643,740 are included in accounts payable and accrued expenses in the accompanying balance sheets. Cumulative unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $120,113 and $63,030 are included in due to general partner and affiliate in the accompanying balance sheets as of March 30, 2001 and 2000, respectively.

       In connection with Forest Village, the Partnership facilitated the purchase of the first mortgage bonds (the "Series A Bonds") at par by a group of investors (the "Group"). Though no member of the Partnership is a participant of the Group, the individuals are closely associated with the General Partner. Notwithstanding the close association between the General Partner and the Group, the Group has all the rights and remedies of the former first mortgagee. In connection with this transaction, on November 12, 1993, the Partnership entered into a Promissory Note and Loan Agreement (the "Note") with the Group for the purpose of assisting the Partnership by providing advances to it so it may help fund part of future operating deficits of Forest Village. The rate of interest is currently 9.5% per annum on the principal balance from time to time outstanding. In the event that no balance is outstanding under this Note, it shall continue as an effective instrument at the option of the Group, to evidence future advances or re-advances made by the Group. The entire outstanding principal balance and all accrued and unpaid interest thereon shall be due and payable in full on the earliest of (i) the final maturity of the Series A Bonds, (ii) the prepayment in full or default under the terms of the loan or the Series A bonds or (iii) the sale or other disposition of Forest Village. The Note is nonrecourse except to the extent that the sum of the amounts advanced under the Note and amounts received by the Partnership from Forest Village exceeds amounts paid by the Partnership in connection with Forest Village. As of March 30, 2001 and 2000, the Partnership has no outstanding advance due under the Note and has incurred no interest charges for the three year period ended March 30, 2001.

       The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships'
       Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


8.     Commitments and Contingencies (continued)

       lower rent subsidy and lower mandatory debt service with no anticipated adverse impact to the operating results of the Properties.


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


       The estimated fair value of the Partnership's financial instruments as of March 30, 2001 and 2000 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and directors of Richman Tax Credits are:



                                                              Served in present
                         Name                                 capacity since (1)                     Position held
     ----------------------------------------------     -------------------------------     ---------------------------------

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

     ------------------------------------------------------------------------------------------------------------------------

      (1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 53, is the sole Director and President of Richman Tax Credits. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Neal Ludeke, age 43, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax Credits. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

David A. Salzman, age 40, is a Vice President of Richman Tax Credits and minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 45, is the Secretary of Richman Tax Credits. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 2001, Richman Tax Credits did not pay any remuneration to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2001, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly-owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2000 allocated to the General Partner were $45,434 and $26,434, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2000 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $28,798 and $16,851, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2001.

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

Dated:  June 28, 2001             /s/ Richard Paul Richman
        -------------             -----------------------------------
                                  by: Richard Paul Richman
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




                 Signature                                      Title                             Date
                 ---------                                      -----                             ----


/s/ Richard Paul Richman                      President, Chief Executive Officer              June 28, 2001
------------------------------------          and Director of the general partner         ----------------------
(Richard Paul Richman)                        of the General Partner


/s/ Neal Ludeke                               Vice President and Treasurer of the             June 28, 2001
------------------------------------          general partner of the General Partner      ----------------------
(Neal Ludeke)                                 (Principal Financial and Accounting
                                              Officer of Registrant)