Form 10-Q
period 2001-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2001-08-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001
                               -------------

                                       OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from                   to ___________
                               -----------------

                         Commission file number: 0-18405

                     American Tax Credit Properties II L.P.
          -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3495678
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                                06830
----------------------------------------                           -----------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Balance Sheets............................................................3

Statements of Operations..................................................4

Statements of Cash Flows..................................................5

Notes to Financial Statements.............................................7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                      June 29,     March 30,
                                             Notes      2001         2001
                                             -----      ----         ----
ASSETS

Cash and cash equivalents                           $  148,070    $   81,216
Investments in bonds                          2      3,112,272     3,155,194
Investment in local partnerships              3      8,301,385     9,037,289
Interest receivable                                     48,520        45,050
                                                   -----------   -----------
                                                   $11,610,247   $12,318,749
                                                   ===========   ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses               $723,868      $734,858
  Payable to general partner and affiliates            947,352       855,501
  Other                                                 34,600        34,600
                                                   -----------    ----------
                                                     1,705,820     1,624,959
                                                   -----------   -----------

Commitments and contingencies                 3


Partners' equity (deficit)

  General partner                                     (393,586)     (386,180)
  Limited partners (55,746 units of
   limited partnership interest
   outstanding)                                     10,312,092    11,045,331
  Accumulated other comprehensive income      2        (14,079)       34,639
   (loss), net
                                                   -----------   -----------
                                                     9,904,427    10,693,790
                                                   -----------   -----------
                                                   $11,610,247   $12,318,749
                                                   ===========   ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                   (UNAUDITED)

                                            Notes    2001         2000
                                            -----    ----         ----
REVENUE

Interest                                          $  53,717    $  61,439
Other income from local partnerships                 22,984        1,812
                                                 ----------   ----------
TOTAL REVENUE                                        76,701       63,251
                                                 ----------   ----------

EXPENSES

Administration fees                                  74,823       74,823
Management fees                                      74,823       74,823
Professional fees                                    15,975       24,121
Printing, postage and other                           9,212        7,424

TOTAL EXPENSES                                      174,833      181,191
                                                 ----------   ----------
Loss from operations                                (98,132)    (117,940)

Equity in loss of investment in local         3    (642,513)    (346,845)
  partnerships                                   ----------   ----------

NET LOSS                                           (740,645)    (464,785)

Other comprehensive income (loss)             2     (48,718)       5,871
                                                 ----------   ----------

COMPREHENSIVE LOSS                               $ (789,363)  $ (458,914)
                                                 ==========   ==========

NET LOSS ATTRIBUTABLE TO

  General partner                                $   (7,406)  $   (4,648)
  Limited partners                                 (733,239)    (460,137)
                                                 ----------   ----------

                                                 $ (740,645)  $ (464,785)
                                                 ==========   ==========

NET LOSS per unit of limited partnership
  interest (55,746 units of limited
  partnership interest)                          $   (13.15)  $    (8.25)
                                                 ==========   ==========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                   (UNAUDITED)

                                                       2001         2000
                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                   $ 42,034     $ 60,874
Cash paid for
   administration fees                                (5,416)      (8,120)
   management fees                                   (52,379)     (52,379)
   professional fees                                 (22,343)     (10,365)
   printing, postage and other expenses              (13,834)     (11,633)
                                                    --------     --------

Net cash used in operating activities                (51,938)     (21,623)
                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                     (96,635)
Cash distributions from local partnerships           213,010       44,667
Maturities/redemption of bonds                         2,417      106,441
                                                    --------     --------

Net cash provided by investing activities            118,792      151,108
                                                    --------     --------

Net increase in cash and cash equivalents             66,854      129,485

Cash and cash equivalents at beginning of period      81,216      641,463
                                                    --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $148,070     $770,948
                                                    ========     ========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds,
net                                                 $(48,718)    $  5,871
                                                    ========     ========

--------------------------------------------------------------------------------

See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                   (UNAUDITED)

                                                            2001        2000
                                                            ----        ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                  $(740,645)  $(464,785)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships        642,513     346,845
  Distributions from local partnerships classified as       (22,984)     (1,812)
  other income
  Loss on redemption of bonds                                             9,960
  Amortization of net premium on investments in bonds         1,531       1,646
  Accretion of zero coupon bonds                             (9,744)     (9,744)
  Increase in interest receivable                            (3,470)     (2,432)
  Increase in payable to general partner                     91,851      88,945
  Increase (decrease) in accounts payable and accrued       (10,990)      9,754
  expenses                                                 --------    --------

NET CASH USED IN OPERATING ACTIVITIES                      $(51,938)   $(21,623)
                                                           ========    ========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2001
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period classification.


2.    Investments in Bonds

   As of June 29, 2001 certain information concerning investments in bonds is as follows:


                                               Gross        Gross
                                 Amortized   unrealized   unrealized   Estimated
   Description and maturity        cost        gains       losses      fair value
   ------------------------        ----        -----       ------      ----------

   Corporate debt securities
     Within one year             $  186,250   $   1,106   $     --     $  187,356
     After one year through       2,311,042      53,017      (69,543)   2,294,516
     five years                  ----------   ---------   ----------   ----------

                                  2,497,292      54,123      (69,543)   2,481,872
                                 ----------   ---------   ----------   ----------
   U.S. Treasury debt securities
     After five years through       610,134         656           --      610,790
     ten years                   ----------   ---------   ----------   ----------

   U.S. government and agency
   securities
     After one year through          18,925         685           --       19,610
     five years                  ----------   ---------   ----------   ----------
                               $  3,126,351  $   55,464   $  (69,543)  $3,112,272
                               ============  ==========   ==========   ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,928,841, which amount includes advances made to certain Local Partnerships. As of March 31, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $87,942,000 and accrued interest payable on such loans totaling approximately $6,495,000 which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2001, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of March            $ 9,037,289
         30, 2001

       Advances to Local Partnerships                               96,635

       Equity in loss of investment in local                      (642,513)
         partnerships

       Cash distributions received from Local                     (213,010)
         Partnerships

       Cash distributions classified as other income                22,984
       from local partnerships                                 -----------

       Investment in local partnerships as of June 29,         $ 8,301,385
         2001                                                  ===========


      *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $426,084 for the three months ended March 31, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.


   Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through June 30, 2001. Under the terms of the Funding Agreements, the Partnership has funded $71,400 and $81,210 to 2000 Christian Street and Christian Street, respectively, as of June 29, 2001, of which $48,039 was advanced during the three months then ended, and has recorded such advances as investment in local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2001 and December 31, 2000 are as follows:

                                                  March 31,        December 31,
                                                    2001              2000
                                                    ----              ----
   ASSETS

   Cash and cash equivalents                     $ 3,570,242     $ 3,332,561
   Rents receivable                                  422,394         440,713
   Escrow deposits and reserves                    5,532,591       5,516,361
   Land                                            4,180,673       4,180,673
   Buildings and improvements (net of
     accumulated depreciation of $57,973,294
     and $56,806,969)                             85,081,083      86,143,179
   Intangible assets (net of accumulated
     amortization of $1,193,474 and $1,171,094)    1,414,607       1,436,987
   Other assets                                    1,236,979       1,140,790
                                                 -----------     -----------
                                                $101,438,569    $102,191,264
                                                 ===========    ============
   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Liabilities

      Accounts payable and accrued expenses      $ 2,011,752     $ 1,813,276
      Due to related parties                       3,933,028       4,008,867
      Mortgage loans                              87,942,268      88,273,451
      Notes payable                                2,306,269       2,115,382
      Accrued interest                             6,495,433       6,274,662
      Other liabilities                              850,991         683,883
                                               -------------    ------------
                                                 103,539,741     103,169,521
                                               -------------    ------------
   Partners' equity (deficit)

      American Tax Credit Properties II L.P.
        Capital contributions, net of             45,580,984      45,514,198
        distributions
        Cumulative loss                          (35,453,336)    (34,810,823)
                                               -------------   -------------
                                                  10,127,648      10,703,375
                                               -------------   -------------
      General partners and other limited
       partners
        Capital contributions, net of
        distributions                              3,097,844       3,118,133
        Cumulative loss                          (15,326,664)    (14,799,765)
                                               -------------   -------------
                                                 (12,228,820)    (11,681,632)
                                               -------------   -------------
                                                  (2,101,172)       (978,257)
                                               -------------   -------------
                                                $101,438,569    $102,191,264
                                               =============   =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2001 and 2000 are as follows:

                                                      2001           2000
   REVENUE                                            ----           ----

   Rental                                         $  5,332,874    $ 5,036,245
   Interest and other                                  129,529        104,694
                                                  ------------    -----------
   Total Revenue                                     5,462,403      5,140,939
                                                  ------------    -----------
   EXPENSES

    Administrative                                     897,716        855,520
    Utilities                                        1,190,244        734,775
    Operating and maintenance                        1,136,511      1,066,970
    Taxes and insurance                                662,877        590,336
    Financial                                        1,554,879      1,587,579
    Depreciation and amortization                    1,189,588      1,203,632
                                                  ------------    -----------
   Total Expenses                                    6,631,815      6,038,812
                                                  ------------    -----------
   NET LOSS                                       $ (1,169,412)   $  (897,873)
                                                  ============    ===========
   NET LOSS ATTRIBUTABLE TO

   American Tax Credit Properties II L.P.         $   (642,513)   $  (346,845)
   General partners and other limited
     partners, which includes $426,084 and
     $458,739 of Partnership loss in excess of        (526,899)      (551,028)
     investment                                   ------------    -----------

                                                  $ (1,169,412)   $  (897,873)
                                                  ============    ===========


   The combined results of operations of the Local Partnerships for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


4. Additional Information

   Additional information, including the audited March 30, 2001 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2001 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2001, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2001, Registrant received cash from interest revenue, maturities/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $24,000 during the three months ended June 29, 2001 (which includes a net unrealized loss on investments in bonds of approximately $49,000, amortization of net premium on investments in bonds of approximately $2,000 and accretion of zero coupon bonds of approximately $10,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2001 of $642,513 and cash distributions received from Local Partnerships of $190,026 (exclusive of distributions from Local Partnerships of $22,984 classified as other income), partially offset by investments in Local Partnerships of $96,635 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $643,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of June 29, 2001.

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

Registrant's operations for the three months ended June 29, 2001 and 2000 resulted in net losses of $740,645 and $464,785, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $296,000, which is primarily the result of an increase in the net operating losses of certain Local Partnerships. Other comprehensive income (loss) for the three months ended June 29, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $(48,718) and $5,871, respectively.

The Local Partnerships' net loss of approximately $1,169,000 for the three months ended March 31, 2001 was attributable to rental and other revenue of approximately $5,462,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,441,000 and approximately $1,190,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $898,000 for the three months ended March 31, 2000 was attributable to rental and other revenue of approximately $5,141,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,835,000 and approximately $1,204,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

During the three months ended March 31, 2001, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $20,000. Registrant has made cumulative advances to Ann Ell of $289,545 as of June 29, 2001, of which $28,027 was advanced during the three months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. Ann Ell will have generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through June 30, 2001. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements. The accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $69,000, excluding accrued management fees of approximately $11,000, for the three months ended March 31, 2001. Under the terms of the Funding Agreements, Registrant has funded $71,400 and $81,210 to 2000 Christian Street and Christian Street, respectively, as of June 29, 2001, of which $48,039 was advanced during the three months then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street have/will have generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $17,000 for the three months ended March 31, 2001, which includes property management fees of approximately $2,000. Registrant advanced $11,150 in June 2001. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Trenton Heights Apartments L.P. ("Trenton Heights") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2001, Trenton Heights reported an operating deficit of approximately $9,000, which includes property management fees of approximately $3,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Trenton Heights, after cumulative equity losses, became zero during the year ended March 30, 1999. Trenton Heights generated less than $1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 1999.

The terms of the partnership agreement of Summers Village Limited Partnership ("Summers Village") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2001, Summers Village incurred an operating deficit of approximately $4,000, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Summers Village generated less than $1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Registrant is not aware of any material legal proceedings.

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


Dated: August 13, 2001               /s/ Richard Paul Richman
                                        ---------------------------------------
                                     by: Richard Paul Richman
                                         President, Chief Executive Officer and
                                         Director of the general partner of the
                                         General Partner


Dated: August 13, 2001               /s/ Neal Ludeke
                                     ------------------------------------------
                                     by: Neal Ludeke
                                         Vice President and Treasurer of the
                                         general partner of the General Partner
                                         (Principal Financial and Accounting
                                         Officer of Registrant)