Form 10-Q
period 2001-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2001-11-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001
                               ------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________      to ___________

                         Commission file number: 0-18405
                                                --------

                     American Tax Credit Properties II L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                                  13-3495678
       --------                                                  ----------
(State or other jurisdiction o                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
--------------------------------------                          ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes  X     No   .
    ----     ---

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION
                                  ---------------------

    Item 1. Financial Statements
            --------------------

    Table of Contents                                                       Page
    -----------------                                                       ----

    Balance Sheets...........................................................3

    Statements of Operations.................................................4

    Statements of Cash Flows.................................................5

    Notes to Financial Statements............................................7


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                September 29,      March 30,
                                                      Notes         2001             2001
                                                      -----         ----             ----
ASSETS

Cash and cash equivalents                                      $       53,334   $      81,216
Investments in bonds                                    2           3,244,013       3,155,194
Investment in local partnerships                        3           7,979,559       9,037,289
Interest receivable                                                    45,884          45,050
                                                               --------------   -------------
                                                               $   11,322,790   $  12,318,749
                                                               ==============   =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                        $      677,740   $     734,858
  Payable to general partner and affiliates                         1,036,509         855,501
  Other                                                                27,600          34,600
                                                               --------------   -------------
                                                                    1,741,849       1,624,959
                                                               --------------   -------------
Commitments and contingencies                           3

Partners' equity (deficit)

  General partner                                                    (398,079)       (386,180)
  Limited partners (55,746 units of limited
    partnership interest outstanding)                               9,867,350      11,045,331
  Accumulated other comprehensive income, net           2             111,670          34,639
                                                               --------------   -------------
                                                                    9,580,941      10,693,790
                                                               --------------   -------------
                                                               $   11,322,790   $  12,318,749
                                                               ==============   =============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months     Six Months      Three Months   Six Months
                                                  Ended            Ended           Ended          Ended
                                               September 29,   September 29,   September 29,   September 29,
                                      Notes        2001            2001             2000          2000
                                      -----    ------------    ------------    ------------    ------------
REVENUE

Interest                                      $     55,122    $    108,839    $    62,284     $    123,723
Other income from local partnerships    3              640          23,624                          1,812
                                               -----------    ------------    -----------     ------------
TOTAL REVENUE                                       55,762         132,463         62,284          125,535
                                               -----------    ------------    -----------     ------------
EXPENSES

Administration fees                                 74,830         149,653         74,830          149,653
Management fees                                     74,830         149,653         74,830          149,653
Professional fees                                   11,830          27,805         32,031           56,152
Printing, postage and other                          9,988          19,200         16,689           24,113
                                               -----------    ------------    -----------     ------------
TOTAL EXPENSES                                     171,478         346,311        198,380          379,571
                                               -----------    ------------    -----------     ------------

Loss from operations                              (115,716)       (213,848)      (136,096)        (254,036)

Equity in loss of investment in
  local partnerships                    3         (333,519)       (976,032)      (490,217)        (837,062)

NET LOSS                                          (449,235)     (1,189,880)      (626,313)      (1,091,098)

Other comprehensive income              2          125,749          77,031         33,244           39,115
                                               -----------    ------------    -----------     ------------

COMPREHENSIVE LOSS                             $  (323,846)   $ (1,112,849)   $  (593,069)    $ (1,051,983)
                                               ===========    ============    ===========     ============

NET LOSS ATTRIBUTABLE TO

  General partner                              $    (4,493)   $    (11,899)   $    (6,263)    $    (10,911)
  Limited partners                                (444,742)     (1,177,981)      (620,050)      (1,080,187)
                                               -----------    ------------    -----------     ------------
                                               $  (449,235)   $ (1,189,880)   $  (626,313)    $ (1,091,098)
                                               ===========    ============    ===========     ============
NET LOSS per unit of limited
  partnership interest (55,746
  units of limited partnership
  interest)                                    $     (7.98)   $     (21.13)   $    (11.13)    $     (19.38)
                                               ===========    ============    ===========     ============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2001 AND 2000
                                   (UNAUDITED)

                                                             2001         2000
                                                             ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  91,499    $ 112,161
Cash used for local partnerships for deferred expenses (7,000) (7,000) Cash paid for
  administration fees                                      (38,540)     (10,833)
  management fees                                         (104,758)    (104,758)
  professional fees                                        (55,295)     (77,577)
  printing, postage and other expenses                     (23,828)     (15,829)
                                                         ---------    ---------

Net cash used in operating activities                     (137,922)    (103,836)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                          (108,865)    (167,105)
Cash distributions from local partnerships                 214,187       79,628
Maturities/redemption of bonds                               4,718      122,225
Purchase of bonds (includes accrued interest of $5,844)                (306,142)
                                                          --------     --------
Net cash provided by (used in) investing activities        110,040     (271,394)
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (27,882)    (375,230)

Cash and cash equivalents at beginning of period            81,216      641,463
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  53,334    $ 266,233
                                                         =========    =========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net             $  77,031    $  39,115
                                                         =========    =========

===============================================================================

See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2001 AND 2000
                                   (UNAUDITED)

                                                                 2001           2000
                                                              ----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES

Net loss                                                     $(1,189,880)   $(1,091,098)

Adjustments to reconcile net loss to net cash used in operating activities

     Equity in loss of investment in local partnerships          976,032        837,062
     Distributions from local partnerships classified as
     other income                                                (23,624)        (1,812)
     Amortization of net premium on investments in bonds           3,089          3,293
     Accretion of zero coupon bonds                              (19,595)       (19,594)
     Decrease (increase) in interest receivable                     (834)         4,739
     Increase in payable to general partner and affiliates       181,008        183,715
     Decrease in accounts payable and accrued expenses           (57,118)       (13,141)
     Decrease in other liabilities                                (7,000)        (7,000)
                                                             -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                        $  (137,922)   $  (103,836)
                                                             ===========    ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

    Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period classification.


2.  Investments in Bonds

    As of September 29, 2001, certain information concerning investments in bonds is as follows:


                                                         Gross        Gross
                                        Amortized     unrealized    unrealized     Estimated
   Description and maturity               cost           gains        losses       fair value
   ------------------------             ---------     ----------    ----------     ----------

Corporate debt securities
  Within one year                     $   185,832   $       959    $      --      $   186,791
  After one year through five years     2,309,903       110,159        (34,090)     2,385,972
                                      -----------   -----------    -----------    -----------
                                        2,495,735       111,118        (34,090)     2,572,763
                                      -----------   -----------    -----------    -----------
U.S. Treasury debt securities
  After five years through ten years      619,985        34,017           --          654,002
                                      -----------   -----------    -----------    -----------

U.S. government and agency
securities
  After one year through five years        16,623           625           --           17,248
                                      -----------   -----------    -----------    -----------
                                      $ 3,132,343   $   145,760    $   (34,090)   $ 3,244,013
                                      ===========   ===========    ============   ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3.  Investment in Local Partnerships

    The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,941,071, which includes advances made to certain Local Partnerships. As of June 30, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $87,629,000 and accrued interest payable on such loans totaling approximately $6,636,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    For the six months ended September 29, 2001, the investment in local partnerships activity consists of the following:


           Investment in local partnerships as of March 30, 2001         $  9,037,289

           Advances to Local Partnerships                                     108,865

           Equity in loss of investment in local partnerships                (976,032)*

           Cash distributions received from Local Partnerships               (214,187)

           Cash distributions from Local Partnerships classified as
             other income                                                      23,624
                                                                         ------------

           Investment in local partnerships as of September 29, 2001     $  7,979,559
                                                                         ============

    *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $825,817 for the six months ended June 30, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

    Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2002. Under the terms of the Funding Agreements, the Partnership has advanced $164,840 as of September 29, 2001, of which $60,269 was advanced during the six months then ended, and has recorded such advances as investment in local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of June 30, 2001 and December 31, 2000 are as follows:


                                                        June 30,       December 31,
                                                         2001             2000
                                                      -----------    --------------
ASSETS

Cash and cash equivalents                           $   2,983,628    $   3,332,561
Rents receivable                                          386,293          440,713
Escrow deposits and reserves                            5,782,335        5,516,361
Land                                                    4,180,673        4,180,673
Buildings and improvements (net of accumulated
  depreciation of $59,131,071 and $56,806,969)         83,991,713       86,143,179
Intangible assets (net of accumulated
  amortization of $1,215,855 and $1,171,094)            1,392,226        1,436,987
Other assets                                            1,279,034        1,140,790
                                                    -------------    -------------
                                                    $  99,995,902    $ 102,191,264
                                                    =============    =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses             $   1,823,666    $   1,813,276
  Due to related parties                                3,993,415        4,008,867
  Mortgage loans                                       87,628,835       88,273,451
  Notes payable                                         2,289,418        2,115,382
  Accrued interest                                      6,636,306        6,274,662
  Other liabilities                                       710,345          683,883
                                                    -------------    -------------
                                                      103,081,985      103,169,521
                                                    -------------    -------------
Partners' equity (deficit)

  American Tax Credit Properties II L.P.
      Capital contributions, net of distributions      45,157,049       45,514,198
      Cumulative loss                                 (35,786,855)     (34,810,823)
                                                    -------------    -------------
                                                        9,370,194       10,703,375
                                                    -------------    -------------
  General partners and other limited partners
      Capital contributions, net of distributions       3,364,686        3,118,133
      Cumulative loss                                 (15,820,963)     (14,799,765)
                                                    -------------    -------------

                                                      (12,456,277)     (11,681,632)
                                                    -------------    -------------
                                                       (3,086,083)        (978,257)
                                                    -------------    -------------
                                                    $  99,995,902    $ 102,191,264
                                                    =============    =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 and 2000 are as follows:


                                        Three Months    Six Months     Three Months    Six Months
                                            Ended         Ended           Ended         Ended
                                          June 30,       June 30,        June 30,       June 30,
                                            2001           2001            2000           2000
                                      ---------------  ------------   --------------  ------------
   REVENUE

Rental                                $  5,193,315    $ 10,526,189    $  5,250,590    $ 10,286,835
Interest and other                         196,171         325,700         159,121         263,815
                                      ------------    ------------    ------------    ------------
Total Revenue                            5,389,486      10,851,889       5,409,711      10,550,650
                                      ------------    ------------    ------------    ------------

EXPENSES

 Administrative                            825,631       1,723,347         999,404       1,854,924
 Utilities                                 778,773       1,969,017         617,553       1,352,328
 Operating and maintenance               1,262,094       2,398,605       1,521,582       2,588,552
 Taxes and insurance                       654,319       1,317,196         579,473       1,169,809
Financial                                1,517,020       3,071,899       1,553,212       3,140,791
 Depreciation and amortization           1,179,467       2,369,055       1,248,154       2,451,786
                                      ------------    ------------    ------------    ------------

TOTAL EXPENSES                           6,217,304      12,849,119       6,519,378      12,558,190
                                      ------------    ------------    ------------    ------------

NET LOSS                              $   (827,818)   $ (1,997,230)   $ (1,109,667)   $ (2,007,540)
                                      ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties II
  L.P                                 $   (333,519)   $   (976,032)   $   (490,217)   $   (837,062)

  General partners and other
    limited partners, which
    includes $399,733, $825,817,
    $531,597 and $990,336 of
    Partnership loss in excess of
    investment                            (494,299)     (1,021,198)       (619,450)     (1,170,478)
                                      ------------    ------------    ------------    ------------
                                      $   (827,818)   $ (1,997,230)   $ (1,109,667)   $ (2,007,540)
                                      ============    ============    ============    ============


    The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


4.  Additional Information

    Additional information, including the audited March 30, 2001 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2001 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2001, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2001, Registrant received cash from interest revenue, maturities/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $61,000 during the six months ended September 29, 2001 (which includes a net unrealized gain on investments in bonds of approximately $77,000, amortization of net premium on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $20,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2001 of $976,032 and cash distributions received from Local Partnerships of $190,563 (exclusive of distributions from Local Partnerships of $23,624 classified as other income), partially offset by investments in certain Local Partnerships of $108,865 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $618,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of September 29, 2001.

Results of Operations
---------------------

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

Registrant's operations for the three months ended September 29, 2001 and 2000 resulted in net losses of $449,235 and $626,313, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $157,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the three months ended September 29, 2001 and 2000 resulted from a net unrealized gain on investments in bonds of $125,749 and $33,244, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

The Local Partnerships' net loss of approximately $828,000 for the three months ended June 30, 2001 was attributable to rental and other revenue of approximately $5,389,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,038,000 and approximately $1,179,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,110,000 for the three months ended June 30, 2000 was attributable to rental and other revenue of approximately $5,410,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,272,000 and approximately $1,248,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2001 and 2000 resulted in net losses of $1,189,880 and $1,091,098, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $139,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the six months ended September 29, 2001 and 2000 resulted from a net unrealized gain on investments in bonds of $77,031 and $39,115, respectively.

The Local Partnerships' net loss of approximately $1,997,000 for the six months ended June 30, 2001 was attributable to rental and other revenue of approximately $10,852,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,480,000 and approximately $2,369,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,008,000 for the six months ended June 30, 2000 was attributable to rental and other revenue of approximately $10,551,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,107,000 and approximately $2,452,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy and lower mandatory debt service with no anticipated adverse impact to the operating results of the Properties.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

During the six months ended June 30, 2001, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $30,000. Registrant has made cumulative advances to Ann Ell of $289,545 as of September 29, 2001, of which $28,027 was advanced during the six months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. Ann Ell will have generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2002. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $105,000, excluding accrued management fees of approximately $21,000, for the six months ended June 30, 2001. Under the terms of the Funding Agreements, Registrant has advanced $164,840 as of September 29, 2001, of which $60,269 was advanced during the six months then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street have/will have generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $24,000 for the six months ended June 30, 2001, which includes property management fees of approximately $7,000. Registrant advanced $11,150 in June 2001. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION
                                     -----------------

Item 1.  Legal Proceedings
         -----------------

         Registrant is not aware of any material legal proceedings.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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


Dated: November 13, 2001              /s/   Richard Paul Richman
                                      ----------------------------------------
                                      by: Richard Paul Richman
                                          President, Chief Executive Officer
                                          and Director of the general partner
                                          of the General Partner


Dated: November 13, 2001              /s/    Neal Ludeke
                                      ----------------------------------------
                                       by: Neal Ludeke
                                           Vice President and Treasurer
                                           of the general partner
                                           Of the General Partner
                                          (Principal Financial and
                                           Accounting Officer of Registrant)