Form 10-Q
period 2001-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2002-02-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001
                               -----------------

                                      OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from                   to ___________
                               -----------------

                         Commission file number: 0-18405
                                     -------


                     American Tax Credit Properties II L.P.
                 -----------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                            13-3495678
  ------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
--------------------------------------                           ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

   Balance Sheets............................................................3

   Statements of Operations..................................................4

   Statements of Cash Flows..................................................5

   Notes to Financial Statements.............................................7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    December 30,   March 30,
                                            Notes      2001          2001
                                            -----   -----------  -----------
ASSETS

Cash and cash equivalents                           $   135,857  $    81,216
Investments in bonds                          2       2,824,168    3,155,194
Investment in local partnerships              3       7,908,202    9,037,289
Interest receivable                                      38,138       45,050
                                                    -----------  -----------

                                                    $10,906,365  $12,318,749
                                                    ===========  ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses             $   692,972  $   734,858
  Payable to general partner and affiliates             887,914      855,501
  Other liabilities                                      27,600       34,600
                                                    -----------  -----------

                                                      1,608,486    1,624,959
                                                    -----------  -----------

Commitments and contingencies                 3

Partners' equity (deficit)

  General partner                                      (400,518)    (386,180)
  Limited partners (55,746 units of
   limited partnership interest
   outstanding)                                       9,625,877   11,045,331
  Accumulated other income, net               2          72,520       34,639
                                                    -----------  -----------

                                                      9,297,879   10,693,790
                                                    -----------  -----------

                                                    $10,906,365  $12,318,749
                                                    ===========  ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months  Nine Months   Three Months  Nine Months
                                         Ended         Ended         Ended        Ended
                                      December 30,  December 30,  December 30,  December 30,
                               Notes      2001         2001          2000         2000
                               -----  -----------   -----------   -----------   -----------
REVENUE

Interest                             $   55,351   $   164,190    $   60,196   $   183,919

Other income from local          3                     23,624                       1,812
partnerships                         ----------   -----------    ----------   -----------

TOTAL REVENUE                            55,351       187,814        60,196       185,731
                                     ----------   -----------    ----------   -----------

EXPENSES

Administration fees                      74,827       224,480        74,827       224,480
Management fees                          74,827       224,480        74,827       224,480
Professional fees                        21,650        49,455        18,137        74,289
Printing, postage and other               8,602        27,802        14,207        38,320
                                     ----------   -----------    ----------   -----------

TOTAL EXPENSES                          179,906       526,217       181,998       561,569
                                     ----------   -----------    ----------   -----------

Loss from operations                   (124,555)     (338,403)     (121,802)     (375,838)

Equity in loss of investment
  in local partnerships          3     (119,357)   (1,095,389)     (136,241)     (973,303)
                                     ----------   -----------    ----------   -----------

NET LOSS                               (243,912)   (1,433,792)     (258,043)   (1,349,141)

Other comprehensive income (loss) 2     (39,150)       37,881        45,739        84,854
                                     ----------   -----------    ----------   -----------

COMPREHENSIVE LOSS                   $ (283,062)  $(1,395,911)    $(212,304)  $(1,264,287)
                                     ==========   ===========     =========   ===========
NET LOSS ATTRIBUTABLE TO

  General partner                    $   (2,439)  $   (14,338)   $   (2,580)  $  (13,491)
  Limited partners                     (241,473)   (1,419,454)     (255,463)   (1,335,650)
                                     ----------   -----------    ----------   -----------
                                     $ (243,912)  $(1,433,792)   $ (258,043)  $(1,349,141)
                                     ============ ============   ============ ===========

NET LOSS per unit of limited
  partnership interest
  (55,746 units of limited
  partnership interest)              $     (4.33) $    (25.46)   $     (4.58) $    (23.96)
                                     ============ ============   ============ ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                          2001         2000
                                                        ---------    ----------

 CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                       $ 141,807     $ 161,492
Cash used for local partnerships for deferred              (7,000)       (7,000)
expenses
Cash paid for
  administration fees                                    (254,410)     (228,889)
  management fees                                        (187,137)     (187,137)
  professional fees                                       (61,711)      (82,974)
  printing, postage and other expenses                    (32,432)      (21,463)
                                                       ----------    ----------
Net cash used in operating activities                    (400,883)     (365,971)
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                         (161,865)     (184,834)
Cash distributions from local partnerships                219,187        80,359
Maturities/redemptions and sales of bonds                 398,202       226,791
Investment in bonds (includes accrued interest                         (306,142)
of $5,844)                                             ----------    ----------

Net cash provided by (used in) investing
activities                                                455,524      (183,826)
                                                        ---------     ---------

Net increase (decrease) in cash and cash                   54,641      (549,797)
equivalents

Cash and cash equivalents at beginning of period           81,216       641,463
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 135,857     $  91,666
                                                        =========     =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net            $  37,881     $  84,854
                                                        =========     =========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                          2001         2000
                                                          ----         ----

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                             $(1,433,792)   $(1,349,141)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local
      partnerships                                     1,095,389        973,303
    Distributions from local partnerships
      classified as other income                         (23,624)        (1,812)
    Gain on redemption of bonds                           (4,918)
    Amortization of net premium on investments
      in bonds                                             5,069          4,730
    Accretion of zero coupon bonds                       (29,446)       (29,445)
    Decrease in interest receivable                        6,912          2,288
    Increase in payable to general partner and
      affiliates                                          32,413         32,934
    Increase (decrease) in accounts payable and
      accrued expenses                                   (41,886)         8,172
    Decrease in other liabilities                         (7,000)        (7,000)
                                                      ----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                 $ (400,883)   $  (365,971)
                                                      ==========    ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period classification.


2. Investments in Bonds

   As of December 30, 2001, certain information concerning investments in bonds is as follows:


                                                 Gross         Gross
                                 Amortized    unrealized     unrealized     Estimated
   Description and maturity        cost         gains         losses       fair value
   ------------------------      ---------    ----------     ----------    ----------

Corporate debt securities
  Within one year               $   200,529   $     7,465    $      --      $   207,994
  After one year through
  five years                      1,907,708        74,185        (23,380)     1,958,513
                                -----------   -----------    -----------    -----------
                                  2,108,237        81,650        (23,380)     2,166,507
                                -----------   -----------    -----------    -----------

U.S. Treasury debt securities
  After five years through
  ten years                         629,836        13,592           --          643,428
                                -----------   -----------    -----------    -----------

U.S. government and agency securities
  After one year through
  five years                         13,575           658           --           14,233
                                -----------   -----------    -----------    -----------

                                $ 2,751,648    $   95,900    $   (23,380)   $ 2,824,168
                                ===========    ==========    ===========    ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,994,071, which includes advances made to certain Local Partnerships. As of September 30, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $87,325,000 and accrued interest payable on such loans totaling approximately $6,820,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2001, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March
          30, 2001                                               $ 9,037,289

         Advances to Local Partnerships                              161,865

         Equity in loss of investment in local
          partnerships                                            (1,095,389)*

         Cash distributions received from Local
          Partnerships                                              (219,187)

         Cash distributions from Local Partnerships
          classified as other income                                  23,624
                                                                 -----------
         Investment in local partnerships as of December
          30, 2001                                               $ 7,908,202
                                                                 ===========

* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,418,754 for the nine months ended September 30, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2002. Under the terms of the Funding Agreements, the Partnership has advanced $164,840 as of December 30, 2001, of which $60,269 was advanced during the nine months then ended, and has recorded such advances as investment in local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2001 and December 31, 2000 are as follows:

                                                   September 30,    December 31,
                                                      2001             2000
                                                  --------------   -------------
ASSETS

Cash and cash equivalents                        $   2,120,852    $   3,332,561
Rents receivable                                       527,542          440,713
Escrow deposits and reserves                         5,765,978        5,516,361
Land                                                 4,180,673        4,180,673
Buildings and improvements (net of
  accumulated depreciation of $60,337,557
  and $56,806,969)                                  83,933,564       86,143,179
Intangible assets (net of accumulated
  amortization of $1,238,192 and $1,171,094)         1,456,258        1,436,987
Other assets                                         1,282,623        1,140,790
                                                 -------------    -------------

                                                 $  99,267,490    $ 102,191,264
                                                 =============    =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses          $   1,994,965    $   1,813,276
  Due to related parties                             3,965,414        4,008,867
  Mortgage loans                                    87,324,887       88,273,451
  Notes payable                                      2,272,172        2,115,382
  Accrued interest                                   6,820,377        6,274,662
  Other liabilities                                    724,733          683,883
                                                 -------------    -------------

                                                   103,102,548      103,169,521
                                                 -------------    -------------
Partners' equity (deficit)

  American Tax Credit Properties II L.P.
     Capital contributions, net of
     distributions                                  45,498,780       45,514,198
     Cumulative loss                               (35,906,212)     (34,810,823)
                                                 -------------    -------------

                                                     9,592,568       10,703,375
                                                 -------------    -------------

  General partners and other limited partners
     Capital contributions, net of distributions     3,088,308        3,118,133
     Cumulative loss                               (16,515,934)     (14,799,765)
                                                 -------------    -------------

                                                   (13,427,626)     (11,681,632)
                                                 -------------    -------------

                                                    (3,835,058)        (978,257)
                                                 -------------    -------------

                                                 $  99,267,490    $ 102,191,264
                                                 =============    =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 and 2000 are as follows:


                                 Three Months     Nine Months      Three Months     Nine Months
                                     Ended           Ended            Ended           Ended
                                 September 30,    September 30,    September 30,   September 30,
                                     2001            2001             2000            2000
                                 ------------     ------------     ------------    ------------

   REVENUE
Rental                            $  5,288,822    $ 15,815,011    $  5,206,136    $ 15,492,971

Interest and other                     116,040         441,740         134,914         398,729
                                  ------------    ------------    ------------    ------------

Total Revenue                        5,404,862      16,256,751       5,341,050      15,891,700
                                  ------------    ------------    ------------    ------------

EXPENSES

 Administrative                        844,813       2,568,160         846,154       2,701,078
 Utilities                             671,246       2,640,263         575,692       1,928,020
 Operating and maintenance           1,180,799       3,579,404       1,438,157       4,026,709
 Taxes and insurance                   725,423       2,042,619         585,665       1,755,474
 Financial                           1,566,646       4,638,545       1,554,577       4,695,368
 Depreciation and amortization       1,230,263       3,599,318       1,191,952       3,643,738
                                  ------------    ------------    ------------    ------------

Total Expenses                       6,219,190      19,068,309       6,192,197      18,750,387
                                  ------------    ------------    ------------    ------------

NET LOSS                          $   (814,328)   $ (2,811,558)   $   (851,147)   $ (2,858,687)
                                  ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit             $   (119,357)   $ (1,095,389)   $   (136,241)   $   (973,303)
  Properties II L.P.

  General partners and
   other limited partners,
   which includes $592,937,
   $1,418,754, $591,263 and
   $1,581,599 of Partnership
   loss in excess of investment       (694,971)     (1,716,169)       (714,906)     (1,885,384)
                                  ------------    ------------    ------------    ------------
                                  $   (814,328)   $ (2,811,558)   $   (851,147)   $ (2,858,687)
                                  ============    ============    ============    ============

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2001, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2001, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $276,000 during the nine months ended December 30, 2001 (which includes a net unrealized gain on investments in bonds of approximately $38,000, amortization of net premium on investments in bonds of approximately $5,000 and accretion of zero coupon bonds of approximately $29,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2001 of $1,095,389 and cash distributions received from Local Partnerships of $195,563 (exclusive of distributions from Local Partnerships of $23,624 classified as other income), partially offset by investments in certain Local Partnerships of $161,865 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $618,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of December 30, 2001.

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

Registrant's operations for the three months ended December 30, 2001 and 2000 resulted in net losses of $243,912 and $258,043, respectively. Other comprehensive income (loss) for the three months ended December 30, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $(39,150) and $45,739, respectively.

The Local Partnerships' net loss of approximately $814,000 for the three months ended September 30, 2001 was attributable to rental and other revenue of approximately $5,405,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,989,000 and approximately $1,230,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $851,000 for the three months ended September 30, 2000 was attributable to rental and other revenue of approximately $5,341,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,000,000 and approximately $1,192,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the nine months ended December 30, 2001 and 2000 resulted in net losses of $1,433,792 and $1,349,141, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $122,000, which is primarily the result of an increase in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the nine months ended December 30, 2001 and 2000 resulted from a net unrealized gain on investments in bonds of $37,881 and $84,854, respectively.

The Local Partnerships' net loss of approximately $2,812,000 for the nine months ended September 30, 2001 was attributable to rental and other revenue of approximately $16,257,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $15,470,000 and approximately $3,599,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,859,000 for the nine months ended September 30, 2000 was attributable to rental and other revenue of approximately $15,891,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $15,106,000 and approximately $3,644,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the ("Ten Tear Credit Period"). The Ten Year Credit Period was fully exhausted by all of the Properties as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2002. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $105,000, excluding accrued management fees of approximately $32,000, for the nine months ended September 30, 2001. Under the terms of the Funding Agreements, Registrant has advanced $164,840 as of December 30, 2001, of which $60,269 was advanced during the nine months then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

During the nine months ended September 30, 2001, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $51,000. Registrant has made cumulative advances to Ann Ell of $342,545 as of December 30, 2001, of which $81,027 was advanced during the nine months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $25,000 for the nine months ended September 30, 2001, which includes property management fees of approximately $10,000. Registrant advanced $11,150 in June 2001. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

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


Dated: February 13, 2002             /s/ Richard Paul Richman
                                     -----------------------------------------
                                     by: Richard Paul Richman
                                         President, Chief Executive Officer and
                                         Director of the general partner of the
                                         General Partner


Dated: February 13, 2002             /s/ Neal Ludeke
                                     -----------------------------------------
                                     by: Neal Ludeke
                                         Vice President and Treasurer of the
                                         general partner
                                         Of the General Partner
                                         (Principal Financial and Accounting
                                         Officer of Registrant)