Form 10-K
period 2002-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2002-06-28
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 2002
                                           --------------

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                                     0-18405
                         -------------------------------
                            (Commission File Number)

                     American Tax Credit Properties II L.P.
                     --------------------------------------
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                               13-3495678
 ---------------------------                                 ------------------
(State or other jurisdiction                                  (I.R.S. Employer
       of organization)                                      Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                            06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (203) 869-0900
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

       None                                             None
--------------------                 -------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:



                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                         Yes X       No___
                                                            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                           X
                                                                   -----

Registrant has no voting stock.

Documents incorporated by reference:

Part I - pages 20 through 33 and 47 through 70 of the prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

                                     PART I

Item 1.     Business
            --------

Formation
---------

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

Competition
-----------

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 33 of the Prospectus is incorporated herein by reference.

Employees
---------

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue
--------------------------------------------------------------------------------
Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
----------------------------------------------------------------------
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget
---------------------------------------------------------------------
Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief
------------------------------------------------------------------------------
Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community
----------------------------------------------------------------------------
Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation
-----------------------------------------------------------------------------
Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the
--------------------------------------------------------------------------------
"Tax Acts")
-----------

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

Item 2.     Properties
            ----------

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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


Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service with no anticipated material adverse impact to the operating results of the Properties through the respective Compliance Periods.


                                                                                Mortgage
Name of Local Partnership                     Number                       loans payable as of
Name of apartment complex                   of rental         Capital          December 31,          Subsidy
Apartment complex location                    units         contribution          2001            (see footnotes)
--------------------------                    -----         ------------   -------------------    ---------------

1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas                                 60          $   130,796       $   444,599              (1a&g)

2000-2100 Christian Street Associates
Christian Street Apartments II
Philadelphia, Pennsylvania                      57            1,485,275         2,474,296              (1c&f)

Ann Ell Apartments Associates, Ltd.
Ann Ell Apartments
Miami Beach, Florida                            54              948,204         2,134,064              (1c)

Auburn Hills Apartments Limited
   Partnership
Auburn Hills Apartments
Cabot, Arkansas                                 24              201,649           792,112              (1c)

Auburn Hills Townhouses Limited
   Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan                              250            3,206,110         6,236,893              (1a&g)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                         48              160,741 (2)     1,431,853              (1c)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi                          60              197,808           834,094              (1c)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                              40              122,814 (2)     1,100,431              (1c&d)

Canton Partners, L.P.
Pecan Village
Canton, Mississippi                             48              380,199         1,444,937              (1c)

Carrington Limited Dividend Housing
   Association Limited Partnership
Carrington Place
Farmington Hills, Michigan                     100            1,058,976 (2)     3,349,699              (1e)

Christian Street Associates Limited
   Partnership
Christian Street Apartments
Philadelphia, Pennsylvania                      72            2,434,744         2,315,225              (1c&f)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey                            107            6,592,092         7,225,344              (1a&c)

Cleveland Square, Ltd.
Cleveland Square Apartments
Cleveland, Texas                                48              223,327           824,701              (1c)





Item 2. Properties (continued)
        ---------------------

                                                                                Mortgage
Name of Local Partnership                     Number                       loans payable as of
Name of apartment complex                   of rental         Capital          December 31,          Subsidy
Apartment complex location                    units         contribution          2001            (see footnotes)
--------------------------                    -----         ------------   -------------------    ---------------

College Avenue Apartments Limited
   Partnership
College Avenue Apartments
Natchitoches, Louisiana                         41          $   335,997       $   595,011              (1a)

Corrigan Square, Ltd.
Corrigan Square Apartments
Corrigan, Texas                                 96              372,833         1,420,904              (1c)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas                              37              296,051         1,157,536              (1c)

Dermott Villas Limited Partnership
Dermott Villas
Dermott, Arkansas                               32              272,802         1,056,764              (1c)

Eagle View, Ltd.
Eagle View Apartments
Clearfield, Kentucky                            14              102,850           403,931              (1c)

Elm Hill Housing Limited Partnership
Elm Hill Housing
Boston, Massachusetts                          142            5,712,391         6,804,401              (1a)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas                                24              188,838           747,071              (1c)

Forest Village Housing Partnership
Forest Village Apartments
Auburn, Washington                              89            1,248,462         1,483,913              (1b&c)(3)

Harborside Housing Limited Partnership
Cal-View Apartments
East Chicago, Indiana                          255            1,789,434         2,924,624              (1a,c&g)

Hill Com I Associates Limited
   Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania                        67              887,635         1,165,986              (1a&h)

Hill Com II Associates Limited
   Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania                        48              683,172           938,031              (1a&h)

Hughes Manor Limited Partnership
Hughes Manor
Hughes, Arkansas                                32              287,261         1,107,276              (1c)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                         32               90,878(2)        783,986              (1c&d)




Item 2. Properties (continued)
        ---------------------

                                                                                Mortgage
Name of Local Partnership                     Number                       loans payable as of
Name of apartment complex                   of rental         Capital          December 31,          Subsidy
Apartment complex location                    units         contribution          2001            (see footnotes)
--------------------------                    -----         ------------   -------------------    ---------------

Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana                          312          $ 3,147,863       $ 7,436,465              (1a,c&g)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                             24               83,013(2)        754,841              (1c&d)

Lexington Estates Ltd.,
   A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi                          24              176,225           703,328              (1c)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey                             102            3,087,138         4,303,080              (1c)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi                               24              176,645           696,526              (1c)

Magee Elderly, L.P.
Eastgate Manor
Magee, Mississippi                              24              150,952           587,752              (1c&d)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                           48              186,717(2)      1,870,929              (1c&d)

Nixa Heights Apartments, L.P.
Nixa Heights Apartments
Nixa, Missouri                                  40              250,030           998,461              (1c)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan                              525            3,443,762         3,615,303              (1a&g)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts                      24              794,044           968,270              (1a&g)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi                      24              152,268           594,079              (1c)

Powelton Gardens Associates
Powelton Gardens Apartments
West Philadelphia, Pennsylvania                 25              782,958           882,803              (1a&f)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                             40              128,419(2)      1,139,573              (1c)




Item 2. Properties (continued)
        ---------------------

                                                                                Mortgage
Name of Local Partnership                     Number                       loans payable as of
Name of apartment complex                   of rental         Capital          December 31,          Subsidy
Apartment complex location                    units         contribution          2001            (see footnotes)
--------------------------                    -----         ------------   -------------------    ---------------

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                      29           $  603,552(2)    $ 1,543,391               (1c&f)

Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi                             24              165,582           634,691              (1c&d)

Santa Juanita Limited Dividend
   Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                            45              584,117(2)      1,443,590              (1a&c)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi                              24              211,823           809,563              (1d)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia                     24              194,674           804,429              (1c)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi                             24              150,984           731,894              (1c)

The Pendleton (A Louisiana
   Partnership in Commendam)
The Pendleton
Shreveport, Louisiana                           36              444,321           566,748              (1a&c)

Trenton Heights Apartments, L.P.
Trenton Heights Apartments
Trenton, Mississippi                            40              100,434           437,301              (1c)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi                         24              163,172           603,819              (1c)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas                           40              288,216         1,206,875              (1c)

York Park Associates Limited Partnership
York Park Apartments
Dundalk, Maryland                               80            2,146,200         3,922,544              (1a)
                                                           ------------       -----------

                                                           $ 47,024,448       $88,453,937
                                                           ============       ===========



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

        ---------------------

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

     (3) The underlying Property was sold subsequent to March 30, 2002. See discussion herein under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 3. Legal Proceedings
        -----------------

Registrant is not aware of any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters
        ----------------------------------------------------------------

Market Information and Holders
------------------------------

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2002 was approximately 3,255, holding 55,746 Units.

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

Distributions
-------------

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2002 and 2001.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2001 and 2000 and the cumulative Tax Credits allocated from inception through December 31, 2001 are as follows:

                                                 Historic
                                              Rehabilitation         Low-income
                                               Tax Credits           Tax Credits
                                              --------------         -----------

     Tax year ended December 31, 2001           $    --              $     2.02
     Tax year ended December 31, 2000                --                   46.94

     Cumulative totals                          $   6.56             $ 1,494.22

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,501 per Unit through December 31, 2001, notwithstanding future circumstances which may give rise to recapture and loss of future benefits (see
Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was fully exhausted as of December 31, 2001.

Item 6. Selected Financial Data
        -----------------------

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                        Years Ended March 30,
                                       ---------------------------------------------------------------------------------------
                                           2002              2001               2000               1999               1998
                                       -----------        -----------        -----------        -----------        -----------

Interest and other revenue             $   243,818        $   239,583        $   272,075        $   339,756        $   352,811
                                       ===========        ===========        ===========        ===========        ===========

Equity in loss of
  investment in local  partnerships    $  (927,455)       $(2,877,726)       $(1,598,531)       $(2,363,768)       $(2,806,299)
                                       ===========        ===========        ===========        ===========        ===========

Net loss                               $(1,396,994)       $(3,375,703)       $(2,048,082)       $(2,759,975)       $(3,189,990)
                                       ===========        ===========        ===========        ===========        ===========

Net loss per unit of limited
  partnership interest                 $    (24.81)       $    (59.95)       $    (36.74)       $    (49.01)       $    (56.65)
                                       ===========        ===========        ===========        ===========        ===========


                                                                        As of March 30,
                                       ---------------------------------------------------------------------------------------
                                           2002              2001               2000               1999               1998
                                       -----------        -----------        -----------        -----------        -----------

Total assets                           $10,952,650        $12,318,749        $15,407,107        $17,409,763        $20,162,596
                                       ===========        ===========        ===========        ===========        ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------------------

Capital Resources and Liquidity
-------------------------------

Registrant admitted limited partners in three closings with aggregate limited partners' capital contributions of $55,746,000. In connection with the offering of the sale of units, Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") that own low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring an interest in fifty Local Partnerships.

As of March 30, 2002, Registrant has cash and cash equivalents and investments in bonds totaling $2,803,365 which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. As of March 30, 2002, Registrant's investments in bonds represent corporate bonds of $2,144,708 U.S. Treasury bonds of $636,439 and U.S. government agency bonds of $11,698 with various maturity dates ranging from 2002 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2002, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in Local Partnerships. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $433,000 during the year ended March 30, 2002 (which includes the amortization of net premium on investments in bonds of approximately $6,000 and the accretion of zero coupon bonds of approximately $39,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        -----------------------------------------------------------------------

During the year ended March 30, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2001 of $927,455 (including an adjustment to Registrant's carrying value of its investment in a Local Partnership of $279,273 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $200,343 (exclusive of distributions from Local Partnerships of $26,093 classified as other income), partially offset by investments in Local Partnerships of $192,242 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2002 include cumulative deferred administration fees and management fees of $1,523,513.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2002, 2001 and 2000 resulted in net losses of $1,396,994, $3,375,703 and $2,048,082, respectively. The decrease in net loss from fiscal 2001 to fiscal 2002 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $1,950,000. The increase in net loss from fiscal 2000 to fiscal 2001 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $1,279,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during each of the three years in the period ended March 30, 2002 as reflected in Note 5 to the financial statements,
(ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $3,114,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,541,000 and interest on non-mandatory debt of approximately $739,000, and does not include principal payments on permanent mortgages of approximately $1,274,000. The Local Partnerships' net loss of approximately $4,191,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $5,239,000 and interest on non-mandatory debt of approximately $709,000, and does not include principal payments on permanent mortgages of approximately $1,263,000. The Local Partnerships' net loss of approximately $2,839,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $4,828,000 and interest on non-mandatory debt of approximately $692,000, and does not include principal payments on permanent mortgages of approximately $1,278,000. The results of operations of the Local Partnerships for the year ended December 31, 2001 are not necessarily indicative of results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        -----------------------------------------------------------------------

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the ("Ten Tear Credit Period"). The Ten Year Credit Period has been fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future NOI and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service with no anticipated material adverse impact to the operating results of the Properties through the respective Compliance Periods.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") that was confirmed by the Court on December 14, 1999. The terms of the Plan called for Registrant to provide up to $500,000 (the "Bankruptcy Advance"), all of which was funded as of March 30, 2000, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. In addition to the Bankruptcy Advance, Registrant has provided additional advances of $282,874 to Forest Village as of March 30, 2002, of which $9,419 was advanced during the year then ended. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995 and advances made by Registrant, including the Bankruptcy Advance, have been offset by additional equity in loss of investment in local partnerships. Forest Village generated approximately $1.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        ----------------------------------------------------------------------

In May 2002, Forest Village sold its underlying Property for $2,600,000. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit Recapture and repay Registrant for advances noted above. Under the terms of the sale, the purchaser is required to continue to operate the Property as low-income pursuant to
Section 42 through the remainder of the Compliance Period. In connection with the sale, Registrant received $700,000, while Forest Village is maintaining a reserve to pay for certain expenses incurred in connection with the transaction and other expenses to be incurred in connection with the termination of Forest Village. Any remaining funds after the payment of all such expenses will be returned to Registrant. The financial statements as of and for the year ended March 30, 2002 do not include the results of the sale.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2002. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $147,000, excluding accrued management fees of approximately $42,000, for the year ended December 31, 2001. Under the terms of the Funding Agreements, Registrant has advanced $195,217 as of March 31, 2002, of which $90,646 was advanced during the year then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

During the year ended December 31, 2001, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $46,000. Registrant has made cumulative advances to Ann Ell of $342,545 as of March 31, 2002, of which $81,027 was advanced during the year then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $34,000 for the year ended December 31, 2001, which includes property management fees of approximately $14,000. Registrant advanced $11,150 during the year ended March 30, 2002. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Inflation
---------

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        ----------------------------------------------------------------------

Critical Accounting Policies and Estimates
------------------------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant cannot control the operations of a Local Partnership.

     o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Recent Accounting Pronouncement Not Yet Adopted
-----------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. Registrant does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 8. Financial Statements and Supplementary Data
        -------------------------------------------


                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

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

                          INDEPENDENT AUDITORS' REPORT


To the Partners
American Tax Credit Properties II L.P.


        We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder and Silverman

Bethesda, Maryland
June 24, 2002


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2002 AND 2001


                                                              Notes            2002                 2001
                                                              -----        ------------          -------------

ASSETS

Cash and cash equivalents                                       3,9         $     10,520         $     81,216
Investments in bonds                                            4,9            2,792,845            3,155,194
Investment in local partnerships                                5,8            8,101,733            9,037,289
Interest receivable                                               9               47,552               45,050
                                                                            ------------         ------------

                                                                            $ 10,952,650         $ 12,318,749
                                                                            ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                           8         $    698,440         $    734,858
  Payable to general partner and affiliate                      6,8              929,773              855,501
  Other liabilities                                                               27,600               34,600
                                                                            ------------         ------------

                                                                               1,655,813            1,624,959
                                                                            ------------         ------------

Commitments and contingencies                                   5,8

Partners' equity (deficit)                                      2,4

  General partner                                                               (400,150)            (386,180)
  Limited partners (55,746 units of limited partnership
    interest outstanding)                                                      9,662,307           11,045,331

  Accumulated other comprehensive income, net                                     34,680               34,639
                                                                            ------------         ------------

                                                                               9,296,837           10,693,790
                                                                            ------------         ------------

                                                                            $ 10,952,650         $ 12,318,749
                                                                            ============         ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000

                                         Notes                  2002                2001               2000
                                         -----              -----------         -----------         -----------

REVENUE

Interest                                                    $   217,725         $   235,425         $   261,846
Other income from local partnerships                             26,093               4,158              10,229
                                                            -----------         -----------         -----------

TOTAL REVENUE                                                   243,818             239,583             272,075
                                                            -----------         -----------         -----------

EXPENSES

Administration fees                        8                    299,307             299,307             299,307
Management fees                          6,8                    299,307             299,307             299,307
Professional fees                                                80,427              92,870              74,277
Printing, postage and other                                      34,316              46,076              48,735
                                                            -----------         -----------         -----------

TOTAL EXPENSES                                                  713,357             737,560             721,626
                                                            -----------         -----------         -----------

Loss from operations                                           (469,539)           (497,977)           (449,551)

Equity in loss of investment in local
  partnerships                             5                   (927,455)         (2,877,726)         (1,598,531)
                                                            -----------         -----------         -----------

NET LOSS                                                     (1,396,994)         (3,375,703)         (2,048,082)

Other comprehensive income (loss)          4                         41             150,497            (163,069)
                                                            -----------         -----------         -----------

COMPREHENSIVE LOSS                                          $(1,396,953)        $(3,225,206)        $(2,211,151)
                                                             ===========         ===========         ===========

NET LOSS ATTRIBUTABLE TO                   2

  General partner                                           $   (13,970)        $   (33,757)        $   (20,481)
  Limited partners
                                                             (1,383,024)         (3,341,946)         (2,027,601)
                                                            -----------         -----------         -----------

                                                            $(1,396,994)        $(3,375,703)        $(2,048,082)
                                                            ===========         ===========         ===========

NET LOSS per unit of limited
  partnership interest (55,746 units
  of limited partnership interest)                          $    (24.81)        $    (59.95)        $    (36.74)
                                                            ===========         ===========         ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive
                                             General            Limited           Income Loss),
                                             Partner            Partners               Net               Total
                                          -------------       -------------       -------------       ------------

Partners' equity (deficit),
  March 30, 1999                          $   (331,942)       $ 16,414,878        $     47,211        $ 16,130,147

Net loss                                       (20,481)         (2,027,601)                             (2,048,082)

Other comprehensive loss, net                                                         (163,069)           (163,069)
                                          ------------        ------------        ------------        ------------

Partners' equity (deficit),
  March 30, 2000                              (352,423)         14,387,277            (115,858)         13,918,996

Net loss                                       (33,757)         (3,341,946)                             (3,375,703)

Other comprehensive income, net                                                        150,497             150,497
                                          ------------        ------------        ------------        ------------

Partners' equity (deficit), March 30,         (386,180)         11,045,331              34,639          10,693,790

Net loss                                       (13,970)         (1,383,024)                             (1,396,994)

Other comprehensive income, net                                                             41                  41
                                          ------------        ------------        ------------        ------------
Partners' equity (deficit),
  March 30, 2002                          $   (400,150)       $  9,662,307        $     34,680        $  9,296,837
                                          ============        ============        ============        ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000

                                                                             2002           2001          2000
                                                                          ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                         $ 177,040      $ 211,952      $ 261,308
Cash used for local partnerships for deferred expenses                       (7,000)        (7,000)        (7,000)
Cash paid for
  administration fees                                                      (304,826)      (242,224)      (178,343)
  management fees                                                          (269,516)      (239,516)      (209,516)
  professional fees                                                         (62,215)       (87,316)       (81,277)
  printing, postage and other expenses                                      (38,946)       (24,656)       (36,995)
                                                                          ---------      ---------      ---------

Net cash used in operating activities                                      (505,463)      (388,760)      (251,823)
                                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                  226,436         81,877        183,608
Maturity/redemption and sale of bonds                                       400,573        306,264        576,297
Investment in local partnerships                                           (192,242)      (253,486)      (605,737)
Investments in bonds (includes accrued interest of $5,832)                                (306,142)
                                                                          ---------      ---------      ---------

Net cash provided by (used in) investing activities                         434,767       (171,487)       154,168
                                                                          ---------      ---------      ---------

Net decrease in cash and cash equivalents                                   (70,696)      (560,247)       (97,655)

Cash and cash equivalents at beginning of year                               81,216        641,463        739,118
                                                                          ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  10,520      $  81,216      $ 641,463
                                                                          =========      =========      =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net                       $      41      $ 150,497      $(163,069)
                                                                          =========      =========      =========

-----------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 21.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000


                                                               2002                2001                  2000
                                                           ------------         ------------         ------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                   $(1,396,994)         $(3,375,703)         $(2,048,082)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
    partnerships                                               927,455            2,877,726            1,598,531
  Distributions from local partnerships classified
    as other income                                            (26,093)              (4,158)             (10,229)
  Loss (gain) on redemption/sale of bonds                       (4,918)                (129)              10,000
  Amortization of net premium on investments in
    bonds                                                        5,817                8,387                9,321
  Accretion of zero coupon bonds                               (39,082)             (39,082)             (39,190)
  Decrease (increase) in interest receivable                    (2,502)               7,351               19,331
  Increase (decrease) in accounts payable and
    accrued expenses                                           (36,418)              26,974               62,674
  Increase in payable to general partner and
    affiliate                                                   74,272              116,874              152,821
  Decrease in other liabilities                                 (7,000)              (7,000)              (7,000)
                                                           -----------          -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                      $  (505,463)         $  (388,760)         $  (251,823)
                                                           ===========          ===========          ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2002, 2001 AND 2000

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

      Basis of Accounting and Fiscal Year
      -----------------------------------

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

      Investment in Local Partnerships
      --------------------------------

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

      The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

      Advances made to Local Partnerships are recorded as investments in local partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such advances.

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications
      -----------------

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      Cash and Cash Equivalents
      -------------------------

      The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

      Investments in Bonds
      --------------------

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

      Income Taxes
      ------------

      No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

      Recent Accounting Pronouncement Not Yet Adopted
      -----------------------------------------------

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.


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


3.    Cash and Cash Equivalents

      As of March 30, 2002, the Partnership has $10,520 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


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

      As of March 30, 2002 certain information concerning investments in bonds is as follows:


                                                               Gross           Gross
                                            Amortized       unrealized       unrealized       Estimated
       Description and maturity               cost             gains           losses         fair value
       ------------------------             ---------       ----------       ----------       ----------

Corporate debt securities
  Within one year                          $   450,800      $    13,605     $      --         $   464,405

  After one year through five years          1,656,689           49,033         (25,419)        1,680,303
                                           -----------      -----------     -----------       -----------

                                             2,107,489           62,638         (25,419)        2,144,708
                                           -----------      -----------     -----------       -----------

U.S. Treasury debt securities
  After five years through ten years           639,473             --            (3,034)          636,439
                                           -----------      -----------     -----------       -----------

U.S. government and agency securities
  After one year through five years             11,203              495            --              11,698
                                           -----------      -----------     -----------       -----------
                                           $ 2,758,165      $    63,133     $   (28,453)      $ 2,792,845
                                           ===========      ===========     ===========       ===========


      As of March 30, 2001, certain information concerning investments in bonds is as follows:


                                                               Gross           Gross
                                            Amortized       unrealized       unrealized       Estimated
       Description and maturity               cost             gains           losses         fair value
       ------------------------             ---------       ----------       ----------       ----------


Corporate debt securities
  Within one year                          $   186,667      $       819      $      --         $   187,486

  After one year through five years          2,099,123           50,107          (53,575)        2,095,655

  After five years through ten years           213,033           14,269             --             227,302
                                           -----------      -----------      -----------       -----------

                                             2,498,823           65,195          (53,575)        2,510,443
                                           -----------      -----------      -----------       -----------

U.S. Treasury debt securities
  After five years through ten years           600,390           22,373             --             622,763
                                           -----------      -----------      -----------       -----------

U.S. government and agency securities
  After five years through ten years            21,342              646             --              21,988
                                           -----------      -----------      -----------       -----------

                                           $ 3,120,555      $    88,214      $   (53,575)      $ 3,155,194
                                           ===========      ===========      ===========       ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

5.    Investment in Local Partnerships

      As of March 30, 2002, the Partnership owns a limited partnership interest in the following Local Partnerships:

      1.   1989 Westview Arms Limited Partnership;
      2.   2000-2100 Christian Street Associates ("2000 Christian Street");
      3.   Ann Ell Apartments Associates, Ltd. ("Ann Ell")*;
      4.   Auburn Hills Apartments Limited Partnership;
      5.   Auburn Hills Townhouses Limited Partnership;
      6.   Batesville Family, L.P.;
      7.   Browning Road Phase I, L.P.;
      8.   Bruce Housing Associates, L.P.;
      9.   Canton Partners, L.P.;
     10.   Carrington Limited Dividend Housing Association Limited Partnership;
     11.   Christian Street Associates Limited Partnership ("Christian Street");
     12.   Cityside Apartments, Phase II, L.P.*;
     13.   Cleveland Square, Ltd.;
     14.   College Avenue Apartments Limited Partnership ("College Avenue");
     15.   Corrigan Square, Ltd.;
     16.   De Queen Villas Limited Partnership;
     17.   Dermott Villas Limited Partnership;
     18.   Eagle View, Ltd.;
     19.   Elm Hill Housing Limited Partnership;
     20.   Eudora Manor Limited Partnership;
     21.   Forest Village Housing Partnership ("Forest Village")*;
     22.   Harborside Housing Limited Partnership;
     23.   Hill Com I Associates Limited Partnership ("Hill Com I");
     24.   Hill Com II Associates Limited Partnership ("Hill Com II");
     25.   Hughes Manor Limited Partnership;
     26.   Ivy Family, L.P.;
     27.   Lakeside Housing Limited Partnership;
     28.   Lawrence Road Properties, Ltd.;
     29.   Lexington Estates Ltd., A Mississippi Limited Partnership;
     30.   Littleton Avenue Community Village, L.P.;
     31.   Lula Courts Ltd., L.P.;
     32.   Magee Elderly, L.P.;
     33.   Mirador del Toa Limited Partnership;
     34.   Nixa Heights Apartments, L.P.;
     35.   North Hills Farms Limited Partnership;
     36.   Patton Place Limited Partnership ("Patton Place");
     37.   Plantersville Family, L.P.;
     38.   Powelton Gardens Associates ("Powelton Gardens");
     39.   Purvis Heights Properties, L.P.;
     40.   Queen Lane Investors;
     41.   Renova Properties, L.P.;
     42.   Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
     43.   Simpson County Family, L.P.;
     44.   Summers Village Limited Partnership;
     45.   Tchula Courts Apartments, L.P.;
     46.   The Pendleton (A Louisiana Partnership in Commendam);
     47.   Trenton Heights Apartments, L.P.;
     48.   Twin Pine Family, L.P.;
     49.   Village Creek Limited Partnership; and
     50.   York Park Associates Limited Partnership*.

           *An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


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


      The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $47,024,448, which includes advances made to certain Local Partnerships. As of December 31, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $88,454,000 and accrued interest payable on such loans totaling approximately $6,959,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note
      1). The amount of such excess losses applied to other partners' capital was $2,125,501, $1,916,796 and $1,457,955 for the years ended December 31,
      2001, 2000 and 1999, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

      As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership has reduced its investment in Hill Com I by $279,273 for the year ended March 30, 2002, in Hill Com I, Hill Com II and Powelton Gardens by $387,000, $409,511 and $141,000, respectively, for the year ended March 30, 2001 and in Patton Place and Powelton Gardens by $107,000 and $73,000, respectively, for the year ended March 30, 2000. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

      The combined balance sheets of the Local Partnerships as of December 31, 2001 and 2000 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2001, 2000 and 1999 are reflected on pages 27 and 28, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of December 31, 2001 and 2000 are as follows:


                                                                         2001                      2000
                                                                    -------------             --------------
     ASSETS

Cash and cash equivalents                                           $   2,127,352              $   3,332,561
Rents receivable                                                          431,523                    440,713
Escrow deposits and reserves                                            5,755,211                  5,516,361
Land                                                                    4,180,673                  4,180,673
Buildings and improvements (net of accumulated
   depreciation of $61,229,767 and $56,806,969)                        84,160,541                 86,143,179

Intangible assets (net of accumulated amortization
   of $1,258,567 and $1,171,094)                                        1,407,245                  1,436,987
Other assets                                                            1,387,096                  1,140,790
                                                                    -------------              -------------

                                                                    $  99,449,641              $ 102,191,264
                                                                    =============              =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                            $   1,812,873              $   1,813,276
   Due to related parties                                               4,165,047                  4,008,867
   Mortgage loans                                                      88,453,937                 88,273,451
   Notes payable                                                        1,418,799                  2,115,382
   Accrued interest                                                     6,958,723                  6,274,662
   Other liabilities                                                      710,234                    683,883
                                                                    -------------              -------------

                                                                      103,519,613                103,169,521
                                                                    -------------              -------------

Partners' equity (deficit)

   American Tax Credit Properties II L.P.
      Capital contributions, net of distributions                      45,555,964                 45,514,198
      Cumulative loss                                                 (35,459,009)               (34,810,823)
                                                                    -------------              -------------

                                                                       10,096,955                 10,703,375
                                                                    -------------              -------------

   General partners and other limited partners
        Capital contributions, net of distributions                     3,098,307                  3,118,133
        Cumulative loss                                               (17,265,234)               (14,799,765)
                                                                    -------------              -------------

                                                                      (14,166,927)               (11,681,632)
                                                                    -------------              -------------

                                                                       (4,069,972)                  (978,257)
                                                                    -------------              -------------

                                                                    $  99,449,641              $ 102,191,264
                                                                    =============              =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                    2001                 2000                 1999
                                                                 ------------         ------------         ------------
     REVENUE

Rental                                                           $ 21,389,069         $ 20,607,114         $ 20,308,267
Interest and other                                                    693,807              749,692              948,722
                                                                 ------------         ------------         ------------
TOTAL REVENUE                                                      22,082,876           21,356,806           21,256,989
                                                                 ------------         ------------         ------------

EXPENSES

Administrative                                                      3,788,594            3,874,564            3,521,015
Utilities                                                           3,427,028            2,702,949            2,647,031
Operating and maintenance                                           4,572,352            4,972,828            4,456,940
Taxes and insurance                                                 2,712,638            2,550,207            2,269,563
Financial                                                           6,155,379            6,208,603            6,373,617
Depreciation and amortization                                       4,540,540            5,239,002            4,827,716
                                                                 ------------         ------------         ------------

TOTAL EXPENSES                                                     25,196,531           25,548,153           24,095,882
                                                                 ------------         ------------         ------------

NET LOSS                                                         $ (3,113,655)        $ (4,191,347)        $ (2,838,893)
                                                                 ============         ============         ============

NET LOSS ATTRIBUTABLE TO

   American Tax Credit Properties II L.P.                        $   (648,186)        $ (1,940,215)        $ (1,418,531)

   General partners and other limited partners,
     which includes specially allocated items of
     revenue to certain general partners of $54,577,
     $59,700 and $381,305, and Partnership loss
     in excess of investment of $2,125,501, $1,916,796
     and $1,457,955                                                (2,465,469)          (2,251,132)          (1,420,362)
                                                                 ------------         ------------         ------------

                                                                 $ (3,113,655)        $ (4,191,347)        $ (2,838,893)
                                                                 ============         ============         ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2002 is as follows:


                                         Investment                 Partnership's     Adjustment         Cash
                                          in Local                    equity in      to carrying      distributions  Investment
                                         Partnership    Investment   income (loss)      value           received      in Local
                                          balance       during the     for the        during the       during the    Partnership
                                           as of        year ended    year ended      year ended       year ended   balance as of
                                          March 30,      March 30,   December 31,      March 30,        March 30,     March 30,
Name of Local Partnership                   2001           2001         2001             200             2002(4)        2002
-------------------------                -----------   ------------ --------------   ------------     ------------- -------------

1989 Westview Arms Limited
  Partnership                             $   67,155   $     --      $   (6,772)      $     --         $     --      $   60,383
2000-2100 Christian Street
   Associates                                   --         44,102       (44,102) (2)        --               --            --
Ann Ell Apartments Associates, Ltd.             --         81,027       (81,027) (2)        --               --            --
Auburn Hills Apartments Limited
   Partnership                                  --           --            --    (2)        --               --            --
Auburn Hills Townhouses Limited
   Partnership                               388,752         --         281,106             --             (5,000)      664,858
Batesville Family, L.P.                         --           --            --    (2)        --                --            --
Browning Road Phase I, L.P.                     --           --            --    (2)        --                --            --
Bruce Housing Associates, L.P.                17,635         --          (8,014)            --                --          9,621
Canton Partners, L.P.                           --           --            --    (2)        --                --            --
Carrington Limited Dividend
  Housing Association
  Limited Partnership                        275,025         --         (74,329)            --               --         200,696
Christian Street Associates
   Limited Partnership                          --         46,544       (46,544) (2)        --               --            --
Cityside Apartments, Phase II, L.P.          217,866         --        (217,866) (1)        --               --            --
Cleveland Square, Ltd.                          --           --            --    (2)        --               --            --
College Avenue Apartments Limited
   Partnership                                  --         11,150       (11,150)            --               --            --
Corrigan Square, Ltd.                           --           --            --    (2)        --               --            --
De Queen Villas Limited Partnership             --           --            --    (2)        --               --            --
Dermott Villas Limited Partnership              --           --            --    (2)        --               --            --
Eagle View, Ltd.                                --           --            --    (2)        --               --            --
Elm Hill Housing Limited
   Partnership                             2,036,747         --        (135,234)            --           (120,959)    1,780,554
Eudora Manor Limited Partnership                --           --            --    (2)        --               --            --
Forest Village Housing Partnership              --          9,419        (9,419)            --               --            --
Harborside Housing Limited
   Partnership                             1,784,095         --         (91,246)            --               --       1,692,849
Hill Com I Associates Limited
   Partnership                               345,449         --         (66,176)        (279,273)(3)         --            --
Hill Com II Associates Limited
   Partnership                                  --           --            --    (2)        --               --            --
Hughes Manor Limited Partnership               5,368         --          (5,368) (1)        --               --            --
Ivy Family, L.P.                               5,542         --          (5,542) (1)        --               --            --
Lakeside Housing Limited
   Partnership                               154,117         --         (85,807) (1)        --            (68,310)         --
Lawrence Road Properties, Ltd.                  --           --            --    (2)        --               --            --
Lexington Estates Ltd.                          --           --            --    (2)        --               --            --
Littleton Avenue Community
   Village, L.P.                                --           --            --    (2)        --               --            --
Lula Courts Ltd., L.P.                          --           --            --    (2)        --               --            --
Magee Elderly, L.P.                            2,680         --          (2,680) (1)        --               --
Mirador del Toa Limited Partnership             --           --            --    (2)        --               --            --
Nixa Heights Apartments, L.P.                   --           --            --    (2)        --               --            --
North Hills Farms Limited
   Partnership                             3,343,268         --         113,661             --             (5,000)    3,451,929
Patton Place Limited Partnership             217,347         --         (42,471)            --               --         174,876
Plantersville Family, L.P.                      --           --            --    (2)        --               --            --
Powelton Gardens Associates                   21,138         --         (21,138) (1)        --               --            --
Purvis Heights Properties, L.P.               35,474         --          (6,819)            --             (1,074)       27,581
Queen Lane Investors                            --           --            --    (2)        --               --            --
Renova Properties, L.P.                         --           --            --    (2)        --               --            --
Santa Juanita Limited Dividend
   Partnership L.P.                           91,527         --         (53,141)            --               --          38,386
Simpson County Family, L.P.                     --           --            --    (2)        --               --            --
Summers Village Limited Partnership             --           --            --    (2)        --               --            --
Tchula Courts Apartments, L.P.                  --           --            --    (2)        --               --            --
The Pendleton                                 28,104         --         (28,104) (1)        --               --            --
Trenton Heights Apartments, L.P.                --           --            --    (2)        --               --            --
Twin Pine Family, L.P.                          --           --            --    (2)        --               --            --
Village Creek Limited Partnership               --           --            --               --               --            --
York Park Associates Limited
   Partnership                                  --           --            --    (2)        --               --            --
                                         -----------     --------     ---------        ---------       ---------    -----------

                                         $ 9,037,289     $192,242     $(648,182)       $(279,273)      $(200,343)   $ 8,101,733
                                         ===========     ========     =========        =========       =========    ===========

     (1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

     (2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

     (3) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines. (4) The total excludes $26,093 of distributions received classified as other income from local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2001 is as follows:


                                          Investment                 Partnership's     Adjustment         Cash
                                           in Local                    equity in      to carrying      distributions  Investment
                                          Partnership    Investment   income (loss)      value           received      in Local
                                            balance       during the    for the        during the       during the    Partnership
                                            as of        year ended    year ended      year ended       year ended   balance as of
                                           March 30,      March 30,   December 31,      March 30,        March 30,     March 30,
Name of Local Partnership                    2001           2001         2001             2002            2002(4)        2002
-------------------------                 -----------   ------------ -------------   --------------   -------------  ------------

1989 Westview Arms Limited
  Partnership                              $   52,477   $     --     $   14,678       $     --         $     --      $   67,155
2000-2100 Christian Street
   Associates                                    --         23,357      (23,357) (1)        --               --            --
Ann Ell Apartments Associates, Ltd.              --         58,000      (58,000) (2)        --               --            --
Auburn Hills Apartments Limited
   Partnership                                   --           --           --    (2)        --               --            --
Auburn Hills Townhouses Limited
   Partnership                                963,005         --       (569,253)            --             (5,000)      388,752
Batesville Family, L.P.                          --           --           --    (2)        --               --            --
Browning Road Phase I, L.P.                    11,894         --        (11,894) (1)        --               --            --
Bruce Housing Associates, L.P.                 28,562         --        (10,927)            --               --          17,635
Canton Partners, L.P.                            --           --           --    (2)        --               --            --
Carrington Limited Dividend Housing
  Association Limited Partnership             356,219         --        (81,194)            --               --         275,025
Christian Street Associates
   Limited Partnership                           --         16,477      (16,477) (1)        --               --            --
Cityside Apartments, Phase II, L.P.           763,402         --       (545,536)            --               --         217,866
Cleveland Square, Ltd.                           --           --           --    (2)        --               --            --
College Avenue Apartments Limited
   Partnership                                   --           --           --    (2)        --               --            --
Corrigan Square, Ltd.                            --           --           --    (2)        --               --            --
De Queen Villas Limited Partnership              --           --           --    (2)        --               --            --
Dermott Villas Limited Partnership               --           --           --    (2)        --               --            --
Eagle View, Ltd.                                4,870         --         (4,870) (1)        --               --            --
Elm Hill Housing Limited
   Partnership                              2,235,431         --       (198,684)            --               --       2,036,747
Eudora Manor Limited Partnership                7,054         --         (7,054) (1)        --               --            --
Forest Village Housing Partnership               --        155,652     (155,652) (1)        --               --            --
Harborside Housing Limited                  1,762,371         --         34,350             --            (12,626)    1,784,095
Hill Com I Associates Limited
   Partnership                                761,448         --        (15,557)        (387,000)(3)      (13,442)      345,449
Hill Com II Associates Limited
   Partnership                                484,741         --        (71,220)        (409,511)(3)       (4,010)         --
Hughes Manor Limited Partnership               25,637         --        (20,269)            --               --           5,368
Ivy Family, L.P.                               15,577         --        (10,035)            --               --           5,542
Lakeside Housing Limited
   Partnership                                396,296         --       (202,769)            --            (39,410)      154,117
Lawrence Road Properties, Ltd.                   --           --           --    (2)        --               --            --
Lexington Estates Ltd.                           --           --           --    (2)        --               --            --
Littleton Avenue Community
   Village, L.P.                                 --           --           --    (2)        --               --            --
Lula Courts Ltd., L.P.                           --           --           --    (2)        --               --            --
Magee Elderly, L.P.                            10,288         --         (6,877)            --               (731)        2,680
Mirador del Toa Limited Partnership              --           --           --    (2)        --               --            --
Nixa Heights Apartments, L.P.                   9,061         --         (9,061) (1)        --               --            --
North Hills Farms Limited
   Partnership                              3,062,707         --        283,061             --             (2,500)    3,343,268
Patton Place Limited Partnership              262,358         --        (45,011)            --               --         217,347
Plantersville Family, L.P.                      3,371         --         (3,371) (1)        --               --            --
Powelton Gardens Associates                   194,678         --        (32,540)        (141,000)(3)         --          21,138
Purvis Heights Properties, L.P.                40,073         --         (4,599)            --               --          35,474
Queen Lane Investors                           49,845         --        (49,845) (1)        --               --            --
Renova Properties, L.P.                          --           --           --    (2)        --               --            --
Santa Juanita Limited Dividend
   Partnership L.P.                           155,153         --        (63,626)            --               --          91,527
Simpson County Family, L.P.                      --           --           --    (2)        --               --            --
Summers Village Limited Partnership             5,590         --         (5,590) (1)        --               --            --
Tchula Courts Apartments, L.P.                   --           --           --    (2)        --               --            --
The Pendleton                                  67,977         --        (39,873)            --               --          28,104
Trenton Heights Apartments, L.P.                 --           --           --    (2)        --               --            --
Twin Pine Family, L.P.                          9,163         --         (9,163) (1)        --               --            --
Village Creek Limited Partnership                --           --           --    (2)        --               --            --
York Park Associates Limited
   Partnership                                   --           --           --    (2)        --               --            --
                                         ------------    ---------  -----------       ----------      -----------    ----------
                                         $ 11,739,248    $ 253,486  $(1,940,215)      $ (937,511)     $   (77,719)   $9,037,289
                                         ============    =========  ===========       ==========      ===========    ==========

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

5.  Investment in Local Partnerships (continued)

    Property information for each Local Partnership as of December 31, 2001 is as follows:


                                                             Mortgage                     Buildings
                                                              loans                          and          Accumulated
      Name of Local Partnership                              payable         Land         improvements   depreciation
   -------------------------------------------------      ------------   ------------    -------------- -------------

1989 Westview Arms Limited Partnership                    $    444,599   $     20,275    $    736,245   $   (244,123)
2000-2100 Christian Street Associates                        2,474,296           --            31,325         (1,790)
Ann Ell Apartments Associates, Ltd.                          2,134,064        199,645       2,838,576     (1,176,850)
Auburn Hills Apartments Limited Partnership                    792,112         48,245       1,013,162       (317,793)
Auburn Hills Townhouses Limited Partnership                  6,236,893        225,000      12,329,691     (5,872,681)
Batesville Family, L.P.                                      1,431,853         52,000       1,816,601       (656,198)
Browning Road Phase I, L.P.                                    834,094         43,000       1,061,001       (484,390)
Bruce Housing Associates, L.P.                               1,100,431         16,000       1,441,646       (622,106)
Canton Partners, L.P.                                        1,444,937         35,000       1,851,080       (795,645)
Carrington Limited Dividend Housing
   Association Limited Partnership                           3,349,699        200,000       6,524,793     (2,744,908)
Christian Street Associates Limited Partnership              2,315,225           --            36,189         (8,122)
Cityside Apartments, Phase II, L.P.                          7,225,344         87,997      14,242,965     (6,104,086)
Cleveland Square, Ltd.                                         824,701         20,000       1,177,656       (526,757)
College Avenue Apartments Limited Partnership                  595,011         24,600         999,333       (424,920)
Corrigan Square, Ltd.                                        1,420,904         63,358       1,888,580       (831,196)
De Queen Villas Limited Partnership                          1,157,536         37,000       1,686,819       (506,224)
Dermott Villas Limited Partnership                           1,056,764         15,000       1,353,243       (427,761)
Eagle View, Ltd.                                               403,931         35,000         496,686       (158,357)
Elm Hill Housing Limited Partnership                         6,804,401        119,200      12,530,741     (4,867,960)
Eudora Manor Limited Partnership                               747,071         16,000         939,452       (293,191)
Forest Village Housing Partnership                           1,483,913        250,000       2,273,454     (1,019,330)
Harborside Housing Limited Partnership                       2,924,624         39,400       6,594,750     (2,513,825)
Hill Com I Associates Limited Partnership                    1,165,986        143,404       2,926,545     (1,188,026)
Hill Com II Associates Limited Partnership                     938,031        112,110       2,183,158       (923,645)
Hughes Manor Limited Partnership                             1,107,276         16,007       1,422,747       (444,091)
Ivy Family, L.P.                                               783,986         11,000       1,067,700       (459,469)
Lakeside Housing Limited Partnership                         7,436,465         50,000      11,938,171     (4,722,853)
Lawrence Road Properties, Ltd.                                 754,841         50,000         943,132       (334,816)
Lexington Estates Ltd.                                         703,328         30,750         875,930       (416,496)
Littleton Avenue Community Village, L.P.                     4,303,080        512,331       7,147,462     (2,976,439)
Lula Courts Ltd., L.P.                                         696,526         19,600         887,958       (412,391)
Magee Elderly, L.P.                                            587,752         30,000         716,577       (267,636)
Mirador del Toa Limited Partnership                          1,870,929        105,000       2,335,743     (1,069,149)
Nixa Heights Apartments, L.P.                                  998,461         31,500       1,314,353       (446,199)
North Hills Farms Limited Partnership                        3,615,303        525,000      13,048,098     (6,860,190)
Patton Place Limited Partnership                               968,270         56,015       1,765,001       (529,287)
Plantersville Family, L.P.                                     594,079         12,000         762,533       (343,573)
Powelton Gardens Associates                                   882,8003         29,207       1,960,851       (819,423)
Purvis Heights Properties, L.P.                              1,139,573         47,000       1,498,309       (502,897)
Queen Lane Investors                                         1,543,391         60,301       2,778,023     (1,081,767)
Renova Properties, L.P.                                        634,691         22,700         810,814       (372,118)
Santa Juanita Limited Dividend Partnership L.P.              1,443,590        228,718       2,429,898     (1,023,187)
Simpson County Family, L.P.                                    809,563         24,700       1,020,163       (436,417)
Summers Village Limited Partnership                            804,429         71,000         969,818       (303,394)
Tchula Courts Apartments, L.P.                                 731,894         10,000         919,420       (519,582)
The Pendleton                                                  566,748         40,000       1,269,163       (588,707)
Trenton Heights Apartments, L.P.                               437,301         29,200         591,572       (233,856)
Twin Pine Family, L.P.                                         603,819          7,000         797,832       (349,374)
Village Creek Limited Partnership                            1,206,875         37,950       1,469,536       (491,147)
York Park Associates Limited Partnership                     3,922,544        321,460       5,675,813     (2,515,425)
                                                          ------------    -----------    ------------   ------------
                                                          $ 88,453,937    $ 4,180,673    $145,390,308   $(61,229,767)
                                                          ============    ===========    ============   ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

5.  Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2000 is as follows:



                                                             Mortgage                     Buildings
                                                              loans                          and          Accumulated
      Name of Local Partnership                              payable         Land         improvements   depreciation
   -------------------------------------------------      ------------   ------------    -------------- -------------

1989 Westview Arms Limited Partnership                    $    467,888   $     20,275    $    736,245   $   (226,547)
2000-2100 Christian Street Associates                        2,522,903           --            31,325           (651)
Ann Ell Apartments Associates, Ltd.                          2,185,412        199,645       2,838,576     (1,072,576)
Auburn Hills Apartments Limited Partnership                    794,501         48,245       1,009,662       (293,371)
Auburn Hills Townhouses Limited Partnership                  6,316,560        225,000      11,483,551     (5,833,984)
Batesville Family, L.P.                                      1,435,270         52,000       1,808,219       (609,824)
Browning Road Phase I, L.P.                                    841,652         43,000       1,058,568       (435,617)
Bruce Housing Associates, L.P.                               1,103,910         16,000       1,441,646       (568,592)
Canton Partners, L.P.                                        1,448,416         35,000       1,841,493       (724,728)
Carrington Limited Dividend Housing
   Association Limited Partnership                           3,382,920        200,000       6,485,189     (2,501,459)
Christian Street Associates Limited Partnership              2,382,792           --            34,939         (4,215)
Cityside Apartments, Phase II, L.P.                          7,336,993         87,997      14,242,965     (5,586,214)
Cleveland Square, Ltd.                                         831,822         20,000       1,167,322       (477,014)
College Avenue Apartments Limited Partnership                  598,456         24,600         997,538       (384,804)
Corrigan Square, Ltd.                                        1,431,931         63,358       1,882,283       (757,712)
De Queen Villas Limited Partnership                          1,161,512         37,000       1,683,688       (465,543)
Dermott Villas Limited Partnership                           1,059,999         15,000       1,348,882       (394,851)
Eagle View, Ltd.                                               407,315         35,000         496,686       (146,550)
Elm Hill Housing Limited Partnership                         6,844,303        119,200      12,530,741     (4,587,988)
Eudora Manor Limited Partnership                               749,036         16,000         936,661       (270,342)
Forest Village Housing Partnership                           1,501,653        250,000       2,273,454       (913,610)
Harborside Housing Limited Partnership                       3,111,891         39,400       6,594,750     (2,344,025)
Hill Com I Associates Limited Partnership                    1,181,339        143,404       2,870,372     (1,080,488)
Hill Com II Associates Limited Partnership                     952,753        112,110       2,164,529       (842,931)
Hughes Manor Limited Partnership                             1,110,383         16,007       1,422,747       (408,770)
Ivy Family, L.P.                                               789,071         11,000       1,047,168       (419,211)
Lakeside Housing Limited Partnership                         7,589,310         50,000      11,938,171     (4,431,253)
Lawrence Road Properties, Ltd.                                 756,927         50,000         940,652       (309,845)
Lexington Estates Ltd.                                         705,527         30,750         872,350       (384,460)
Littleton Avenue Community Village, L.P.                     4,303,080        512,331       7,103,738     (2,680,268)
Lula Courts Ltd., L.P.                                         698,382         19,600         884,622       (379,559)
Magee Elderly, L.P.                                            589,201         30,000         716,577       (249,702)
Mirador del Toa Limited Partnership                          1,876,877        105,000       2,335,713       (971,059)
Nixa Heights Apartments, L.P.                                1,001,635         31,500       1,308,668       (421,046)
North Hills Farms Limited Partnership                        2,394,657        525,000      11,836,630     (6,352,285)
Patton Place Limited Partnership                               972,590         56,015       1,764,078       (485,000)
Plantersville Family, L.P.                                     596,257         12,000         759,260       (314,952)
Powelton Gardens Associates                                    926,457         29,207       1,950,862       (747,488)
Purvis Heights Properties, L.P.                              1,143,029         47,000       1,493,777       (464,232)
Queen Lane Investors                                         1,553,845         60,301       2,752,080       (976,098)
Renova Properties, L.P.                                        636,400         22,700         810,814       (341,195)
Santa Juanita Limited Dividend Partnership L.P.              1,456,361        228,718       2,363,130       (933,383)
Simpson County Family, L.P.                                    811,512         24,700       1,012,038       (398,317)
Summers Village Limited Partnership                            806,635         71,000         967,019       (279,943)
Tchula Courts Apartments, L.P.                                 734,116         10,000         918,405       (491,660)
The Pendleton                                                  576,341         40,000       1,269,163       (540,995)
Trenton Heights Apartments, L.P.                               438,627         29,200         588,801       (221,072)
Twin Pine Family, L.P.                                         608,017          7,000         789,052       (317,903)
Village Creek Limited Partnership                            1,210,102         37,950       1,469,536       (453,784)
York Park Associates Limited Partnership                     3,936,885        321,460       5,675,813     (2,309,853)
                                                          ------------    -----------    ------------   ------------
                                                          $ 88,273,451    $ 4,180,673    $142,950,148   $(56,806,969)
                                                          ============    ===========    ============   ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.   Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2001 is as follows:


                                                           Net change during
                                       Balance as of         the year ended       Balance as of
                                     December 31, 2000      December 31, 2001    December 31, 2001
                                     -----------------     ------------------    -----------------

Land                                  $   4,180,673         $        --           $   4,180,673
Buildings and improvements              142,950,148             2,440,160           145,390,308
                                      -------------         -------------         -------------
                                        147,130,231             2,440,160           149,570,981
Accumulated depreciation                (56,806,969)           (4,422,798)          (61,229,767)
                                      -------------         -------------         -------------
                                      $  90,323,852         $  (1,982,638)        $  88,341,214
                                      =============         =============         =============

     Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2002. Under the terms of the Funding Agreements, the Partnership has advanced $195,217 as of March 30, 2002, of which $90,646 and $39,834, respectively, was advanced during the years ended March 30, 2002 and 2001. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

     The Partnership advanced $81,027 and $58,000 during the years ended March 30, 2002 and 2001, respectively, to Ann Ell to fund operating deficits. Cumulative advances as of March 30, 2002 are $342,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

     The Partnership advanced $11,150 during the year ended March 30, 2002 to College Avenue to fund operating deficits. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

     As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan called for the Partnership to provide up to $500,000 (the "Bankruptcy Advance"), all of which was funded as of March 31, 2000, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. In addition to the Bankruptcy Advance, the Partnership has provided additional advances of $282,874 to Forest Village as of March 30, 2002, of which $9,419 and $155,652 was advanced during the years ended March 30, 2002 and 2001, respectively. Such advances, including the Bankruptcy Advance, have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). Of all such amounts advanced by the Partnership, $534,500 bears interest at 8.5% and is repayable out of net cash flow from the operations of the Property. No interest has been recorded by the Partnership as of March 30, 2002.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.   Investment in Local Partnerships (continued)

     In May 2002, Forest Village sold its underlying Property for $2,600,000. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit Recapture and repay the Partnership for advances discussed above. Under the terms of the sale, the purchaser is required to continue to operate the Property as low-income pursuant to Section 42 through the remainder of the Compliance Period. In connection with the sale, the Partnership received $700,000, while Forest Village is maintaining a reserve to pay for certain expenses incurred in connection with the transaction and other expenses to be incurred in connection with the termination of Forest Village. Any remaining funds after the payment of all such expenses will be returned to the Partnership.

     An affiliate of the General Partner is the temporary local general partner of Forest Village. Since March 30, 1995, the Partnership has had a zero investment balance in Forest Village and continues to account for such investment under the equity method of accounting. The mortgage loans of Forest Village are nonrecourse to the Partnership. Selected balance sheet data of Forest Village as of December 31, 2001 includes land and building of $1,504,124 net of accumulated depreciation of $1,019,330, total assets of $1,603,066, mortgage loans and accrued interest of $1,590,394, total liabilities of $2,059,088 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $456,022. Selected balance sheet data of Forest Village as of December 31, 2000 includes land and building of $1,609,844 net of accumulated depreciation of $913,610, total assets of $1,651,768, mortgage loans and accrued interest of $1,587,033, total liabilities of $2,046,768 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $395,000. Selected balance sheet data of Forest Village as of December 31, 1999 includes land and building of $1,696,786 net of accumulated depreciation of $826,668, total assets of $1,730,629, mortgage loans and accrued interest of $1,728,543, total liabilities of $2,200,819 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $470,190. Selected statement of operations data for the year ended December 31, 2001 includes rental income of $477,874, interest and other revenue of $15,285, interest expense of $130,745, depreciation and amortization expenses of $108,706, operating and maintenance expenses of $119,909, administrative expenses of $92,836, utilities expenses of $43,154 and taxes and insurance expenses of $58,144. Selected statement of operations data for the year ended December 31, 2000 includes rental income of $309,045, interest and other revenue of $61,519, interest expense of $134,444, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $459,170, administrative expenses of $83,243, utilities expenses of $38,480 and taxes and insurance expenses of $63,769. Selected statement of operations data for the year ended December 31, 1999 includes rental income of $163,712, interest and other revenue of $8,797, interest expense of $134,297, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $106,721, administrative expenses of $75,088, utilities expenses of $42,786 and taxes and insurance expenses of $66,553.


6.   Transactions with General Partner and Affiliates

     For the years ended March 30, 2002, 2001 and 2000, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:


                                             2002                       2001                        2000
                                     ----------------------      ----------------------      ----------------------
                                       Paid        Incurred       Paid         Incurred       Paid         Incurred
                                     --------      --------      --------      --------      --------      --------

Management fees (see Note 8)         $269,516      $299,307      $239,516      $299,307      $209,516      $299,307

Administration fees (see Note 8)      254,826       299,307       242,224       299,307         5,416        68,446

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


6.      Transactions with General Partner and Affiliates (continued)

     For the years ended December 31, 2001, 2000 and 1999, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local
     Partnerships:


                                             2001                       2000                        1999
                                     ----------------------      ----------------------      ----------------------
                                       Paid        Incurred       Paid         Incurred       Paid         Incurred
                                     --------      --------      --------      --------      --------      --------

Property management fees             $101,513       $146,756      $117,080      $136,107      $119,921      $135,915

Insurance and other services          106,694        108,380        90,351        93,208        91,341        99,116

Advances                                 --             --            --            --            --          27,985


7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2002, 2001 and 1999 to the tax return net loss for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                  2002                2001                  2000
                                                              -----------          -----------          -----------

Financial statement net loss for the years ended              $(1,396,994)         $(3,375,703)         $(2,048,082)
  March 30, 2002, 2001 and 2000

Add (less) net transactions occurring between
  January 1, 1999 to March 30, 1999                                  --                   --               (116,775)
  January 1, 2000 to March 30, 2000                                  --               (115,420)             115,420
  January 1, 2001 to March 30, 2001                              (122,139)             122,139                 --
  January 1, 2002 to March 30, 2002                               131,136                 --                   --
                                                              -----------          -----------          -----------

Adjusted financial statement net loss for
  the years ended December 31, 2001, 2000
  and 1999                                                     (1,387,997)          (3,368,984)          (2,049,437)

Adjustment to management and administration
  fees pursuant to Internal Revenue Code
  Section 267                                                     116,144               96,464              111,740

Differences arising from equity in loss of
  investment in local partnerships                             (2,723,735)          (1,264,990)          (1,034,674)

Other income from local partnerships                              (26,021)                (958)             (11,132)

Other differences                                                  (5,917)              (4,921)               6,990
                                                              -----------          -----------          -----------
Tax return net loss for the years ended
  December 31, 2001, 2000 and 1999                            $(4,027,526)         $(4,543,389)         $(2,976,513)
                                                              ===========          ===========          ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


7.      Taxable Loss (continued)

     The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2001 and 2000 are as follows:

                                                       2001              2000
                                                    ----------        ----------

Investment in local partnerships - financial
  reporting                                         $8,076,136        $8,967,809

Investment in local partnerships - tax               2,281,776         6,153,671
                                                    ----------        ----------
                                                    $5,794,360        $2,814,138
                                                    ==========        ==========

      Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

8.    Commitments and Contingencies

      Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $209,514 for each of the three years ended March 30, 2002. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $89,793 for each of the three years ended March 30, 2002. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Additional Management Fees in the amount of $765,179 and $735,388 are included in payable to general partner and affiliate in the accompanying balance sheets as of March 30, 2002 and 2001, respectively.

      In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $209,514 for each of the three years ended March 30, 2002. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $89,793 for each of the three years ended March 30, 2002. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Additional Administration Fees due to MLFA in the amount of $593,740 and $643,740 are included in accounts payable and accrued expenses as of March 30, 2002 and 2001, respectively, in the accompanying balance sheets. Cumulative unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $164,594 and $120,113 are included in due to general partner and affiliate in the accompanying balance sheets as of March 30, 2002 and 2001, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


8.    Commitments and Contingencies (continued)

      The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower
      NOI) and lower mandatory debt service with no anticipated material adverse impact to the operating results of the Properties through the respective Compliance Periods.

9.    Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

      Cash and cash equivalents
      -------------------------

      The carrying amount approximates fair value.

      Investments in bonds
      --------------------

      Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

      Interest receivable
      -------------------

      The carrying amount approximates fair value due to the terms of the underlying investments.

      The estimated fair value of the Partnership's financial instruments as of March 30, 2002 and 2001 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and directors of Richman Tax Credits are:

                           Served in present
         Name              capacity since (1)         Position held
 ----------------------   --------------------   -------------------------------

Richard Paul Richman        October 26, 1988       Director
David A. Salzman            February 1, 2001       President
Neal Ludeke                 October 26, 1988       Vice President and Treasurer
Gina S. Dodge               October 26, 1988       Secretary

--------------------------------------------------------------------------------
(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 54, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 41, is the President of Richman Tax Credits and is a minority stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 44, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax Credits. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 46, is the Secretary of Richman Tax Credits. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.


Item 11. Executive Compensation
         ----------------------

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 2002, Richman Tax Credits did not pay any remuneration to any of its officers or its director.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

As of May 31, 2002, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly owned by Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates
------------------------------------------------

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2001 allocated to the General Partner were $40,275 and $1,139, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2001 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $25,537 and $721, respectively.

Indebtedness of Management
--------------------------

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2002.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on form 8-K
         ----------------------------------------------------------------

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

       10.84     Promissory Note and Loan Agreement               Exhibit 10.1 to Form 10-Q
                 dated November 12, 1993                          Report dated December 30, 1993
                                                                  (File No. 0-18405)




                                                                  Incorporated by
                 Exhibit                                          Reference to
                 -------                                          ------------

       28.1      Pages 14 through 33, 47 through 70 and 86        Exhibit 28.1 to Form 10-K
                 through 88 of prospectus dated May 10, 1989      Report dated March 30, 1990
                 filed pursuant to Rule 424(b)(3) under the       (File No. 0-18405)
                 Securities Act of 1933

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

Dated:  June 28, 2002                    /s/ Richard Paul Richman
        -------------                    ------------------------------------
                                         by: Richard Paul Richman
                                             Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


      Signature                            Title                    Date
      ---------                            -----                    ----

/s/ Richard Paul Richman              Director of the general     June 28, 2002
---------------------------------     partner of the General      -------------
(Richard Paul Richman)                Partner


/s/ Neal Ludeke                       Vice President and          June 28, 2002
---------------------------------     Treasurer of the            -------------
(Neal Ludeke)                         general partner of
                                      the General Partner
                                      (Principal Financial
                                      and Accounting
                                      Officer of Registrant)