Form 10-Q
period 2002-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2002-08-13
CIK 842314

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                        -------------

                                          FORM 10-Q

(Mark One)
[ X ]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
 ---    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002
                               -------------

                                       OR

[   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the transition period from________________ to ___________

                         Commission file number: 0-18405
                                                 -------


                     American Tax Credit Properties II L.P.
    -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                 13-3495678
-------------------------------                               -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                Identification No.

Richman Tax Credit Properties II L.P.
---------------------------------------
599 West Putnam Avenue, 3rd Floor                                    06830
Greenwich, Connecticut                                              --------
(Address of principal executive offices)                            (ZipCode)


Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X    No  .
    -----    --

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Table of Contents                                                          Page
                                                                           ----

Balance Sheets...............................................................3

Statements of Operations.....................................................4

Statements of Cash Flows.....................................................5

Notes to Financial Statements................................................7


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        June 29,           March 30,
                                                       Notes              2002               2002
                                                       -----          ------------       ------------
ASSETS

Cash and cash equivalents                                             $    754,533       $     10,520
Investments in bonds                                     2               2,869,842          2,792,845
Investment in local partnerships                         3               7,868,119          8,101,733
Interest receivable                                                         38,006             47,552
                                                                      ------------       ------------

                                                                      $ 11,530,500       $ 10,952,650
                                                                      ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                               $    634,734       $    698,440

  Payable to general partner and affiliates                              1,058,587            929,773
  Other liabilities                                                         20,600             27,600
                                                                      ------------       ------------

                                                                         1,713,921          1,655,813
                                                                      ------------       ------------

 Commitments and contingencies                           3

Partners' equity (deficit)

  General partner                                                         (395,661)          (400,150)
  Limited partners (55,746 units of limited
    partnership interest outstanding)                                   10,106,712          9,662,307
  Accumulated other comprehensive income, net            2                 105,528             34,680
                                                                      ------------       ------------

                                                                         9,816,579          9,296,837
                                                                      ------------       ------------
                                                                      $ 11,530,500       $ 10,952,650
                                                                      ============       ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                        Notes              2002               2001
                                                        -----          -----------         ----------
REVENUE

Interest                                                                $  41,318           $  53,717
Other income from local partnerships                                       32,272              22,984
                                                                        ---------           ---------

TOTAL REVENUE                                                              73,590              76,701
                                                                        ---------           ---------

EXPENSES

Administration fees                                                        74,823              74,823
Management fees                                                            74,823              74,823
Professional fees                                                           2,595              15,975
Printing, postage and other                                                 7,748               9,212
                                                                        ---------           ---------

TOTAL EXPENSES                                                            159,989             174,833
                                                                        ---------           ---------

Loss from operations                                                      (86,399)            (98,132)

Equity in loss of investment in local partnerships        3              (196,707)           (642,513)
                                                                        ---------           ---------

Loss prior to gain on disposal of local
partnership interest                                                     (283,106)           (740,645)

Gain on disposal of local partnership interest            3               732,000
                                                                        ---------           ---------

NET INCOME (LOSS)                                                         448,894            (740,645)

Other comprehensive income (loss)                         2                70,848             (48,718)
                                                                        ---------           ---------

COMPREHENSIVE INCOME (LOSS)                                             $ 519,742           $(789,363)
                                                                        =========           =========

NET INCOME (LOSS) ATTRIBUTABLE TO

  General partner                                                       $   4,489           $  (7,406)
  Limited partners                                                        444,405            (733,239)
                                                                        ---------           ---------

                                                                        $ 448,894           $(740,645)
                                                                        =========           =========

NET INCOME (LOSS) per unit of limited partnership
  interest (55,746 units of limited partnership
  interest)                                                             $    7.97           $  (13.15)
                                                                        =========           =========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                                     2002              2001
                                                                  ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                 $  42,252          $  42,034
Cash used for local partnerships for deferred expenses               (7,000)
Cash paid for
   Administration fees                                              (20,832)            (5,416)
   management fees                                                  (52,379)
   professional fees                                                (63,024)           (22,343)
   printing, postage and other expenses                             (11,025)           (13,834)
                                                                  ---------          ---------

Net cash used in operating activities                               (59,629)           (51,938)
                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                    (78,701)           (96,635)
Cash distributions from local partnerships                          879,880            213,010
Maturities/redemptions and sales of bonds                             2,463              2,417

Net cash provided by investing activities                           803,642            118,792
                                                                  ---------          ---------

Net increase in cash and cash equivalents                           744,013             66,854

Cash and cash equivalents at beginning of period                     10,520             81,216
                                                                  ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 754,533          $ 148,070
                                                                  =========          =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net               $  70,848          $ (48,718)
                                                                  =========          =========

--------------------------------------------------------------------------------
See reconciliation of net income (loss) to net cash used in operating activities on page 6.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                                          2002                 2001
                                                                       ----------         ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH  USED IN OPERATING
  ACTIVITIES

Net income (loss)                                                       $ 448,894         $(740,645)

Adjustments to reconcile net income (loss) to net cash used in operating activities

  Equity in loss of investment in local partnerships                      196,707           642,513
  Distributions from local partnerships classified as other income        (32,272)          (22,984)
  Gain on disposal of local partnership interest                         (732,000)
  Amortization of net premium on investments in bonds                       1,132             1,531
  Accretion of zero coupon bonds                                           (9,744)           (9,744)
  Decrease (increase) in interest receivable                                9,546            (3,470)
  Increase in payable to general partner and affiliates                   128,814            91,851
  Decrease in accounts payable and accrued expenses                       (63,706)          (10,990)
  Decrease in other liabilities                                            (7,000)
                                                                        ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                   $ (59,629)        $ (51,938)
                                                                        =========         =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2002
                                   (UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2.      Investments in Bonds

    As of June 29, 2002 certain information concerning investments in bonds is as follows:


                                                                  Gross                Gross
                                              Amortized         unrealized           unrealized          Estimated
   Description and maturity                      cost              gains               losses            fair value
   ------------------------                  -----------        -----------         ------------        -----------

Corporate debt securities
  Within one year                            $   450,600        $     9,963         $      --           $   460,563
  After one year through five years            1,655,757             79,558             (11,521)          1,723,794
                                             -----------        -----------         -----------         -----------

                                               2,106,357             89,521             (11,521)          2,184,357
                                             -----------        -----------         -----------         -----------

U.S. Treasury debt securities
  After five years through ten years             649,217             27,252                --               676,469
                                             -----------        -----------         -----------         -----------

U.S. government and agency securities
  After one year through five years                8,740                276                --                 9,016
                                             -----------        -----------         -----------         -----------

                                             $ 2,764,314        $   117,049         $   (11,521)        $ 2,869,842
                                             ===========        ===========         ===========         ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships

    The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,371,149, which amount includes advances made to certain Local Partnerships. As of March 31, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $88,273,000 and accrued interest payable on such loans totaling approximately $7,130,000 which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    For the three months ended June 29, 2002, the investment in local partnerships activity consists of the following:


         Investment in local partnerships as of March 30, 2002            $ 8,101,733

         Advances to Local Partnerships                                        78,701

         Equity in loss of investment in local partnerships                  (196,707)*

         Cash distributions received from Local Partnerships                 (879,880)

         Cash distributions classified as gain on disposal of
           local partnership                                                  732,000

         Cash distributions classified as other income from local
           partnerships                                                        32,272
                                                                          -----------

         Investment in local partnerships as of June 29, 2002             $ 7,868,119
                                                                          ===========

        *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $601,705 for the three months ended March 31, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of March 31, 2002 and December 31, 2001 are as follows:


                                                              March 31,                December 31,
                                                                2002                      2001
                                                           -------------              -------------
   ASSETS

Cash and cash equivalents                                  $   1,996,171              $   2,127,352
Rents receivable                                                 419,218                    431,523
Escrow deposits and reserves                                   6,113,818                  5,755,211
Land                                                           4,180,673                  4,180,673
Buildings and improvements (net of accumulated
  depreciation of $62,414,422 and $61,229,767)                83,018,104                 84,160,541
Intangible assets (net of accumulated amortization
  of $1,283,613 and $1,258,567)                                1,468,589                  1,407,245
Other assets                                                   1,602,602                  1,387,096
                                                           -------------              -------------

                                                           $  98,799,175              $  99,449,641
                                                           =============              =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                   $   2,143,640              $   1,812,873
   Due to related parties                                      4,182,982                  4,165,047
   Mortgage loans                                             88,272,956                 88,453,937
   Notes payable                                               1,340,988                  1,418,799
   Accrued interest                                            7,130,310                  6,958,723
   Other liabilities                                             689,664                    710,234
                                                           -------------              -------------

Partners' equity (deficit)                                   103,760,540                103,519,613
                                                           -------------              -------------

   American Tax Credit Properties II L.P.
      Capital contributions, net of distributions             45,579,823                 45,555,964
      Cumulative loss                                        (35,655,716)               (35,459,009)
                                                           -------------              -------------

                                                               9,924,107                 10,096,955
                                                           -------------              -------------

   General partners and other limited partners
      Capital contributions, net of distributions              3,080,029                  3,098,307
      Cumulative loss                                        (17,965,501)               (17,265,234)
                                                           -------------              -------------

                                                             (14,885,472)               (14,166,927)
                                                           -------------              -------------

                                                              (4,961,365)                (4,069,972)
                                                           -------------              -------------

                                                           $  98,799,175              $  99,449,641
                                                           =============              =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three months ended March 31, 2002 and 2001 are as follows:


                                                                   2002                 2001
                                                                -----------          -----------
   REVENUE

Rental                                                          $ 5,412,543          $ 5,332,874
Interest and other                                                  154,869              129,529
                                                                -----------          -----------

Total Revenue                                                     5,567,412            5,462,403
                                                                -----------          -----------

EXPENSES

 Administrative                                                     903,600              897,716
 Utilities                                                          956,881            1,190,244
 Operating and maintenance                                        1,159,306            1,136,511
 Taxes and insurance                                                695,473              662,877
 Financial                                                        1,538,553            1,554,879
 Depreciation and amortization                                    1,210,573            1,189,588
                                                                -----------          -----------

Total Expenses                                                    6,464,386            6,631,815
                                                                -----------          -----------

NET LOSS                                                        $  (896,974)         $(1,169,412)
                                                                ===========          ===========

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.                          $  (196,707)         $  (642,513)
General partners and other limited partners, which
  includes $601,705 and $426,084 of Partnership loss
  in excess of investment                                          (700,267)            (526,899)
                                                                -----------          -----------

                                                                $  (896,974)         $(1,169,412)
                                                                ===========          ===========

    The combined results of operations of the Local Partnerships for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2003. Under the terms of the Funding Agreements, the Partnership has advanced $222,278 as of June 29, 2002, of which $27,061 was advanced during the three months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

    As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan called for the Partnership to provide up to $500,000 (the "Bankruptcy Advance"), all of which was previously funded, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. Subsequent to the Bankruptcy Advance, the Partnership provided additional advances of $282,874 to Forest Village. Such advances, including the Bankruptcy Advance, were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1). Of all such amounts advanced by the Partnership, $534,500 bore interest at 8.5% and was repayable out of net cash flow from the operations of the Property. No interest was recorded by the Partnership.

    In May 2002, Forest Village sold its underlying Property for $2,600,000. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit Recapture and repay the Partnership for advances discussed above. Under the terms of the sale, the purchaser is required to continue to operate the Property as low-income pursuant to Section 42 through the remainder of the Compliance Period. In connection with the sale, the Partnership has received $732,000; Forest Village is maintaining a reserve to pay for certain expenses incurred in connection with the transaction and other expenses to be incurred in connection with the termination of Forest Village. Any remaining funds after the payment of all such expenses will be distributed to the Partnership. The accompanying financial statements as of and for the three months ended June 29, 2002 include gain on disposal of local partnership interest of $732,000 in connection with Forest Village. Additional gain will be recognized to the extent the Partnership receives a distribution from the Forest Village reserve noted above.

    The Partnership advanced $35,000 during the three months ended June 29, 2002 to Ann Ell Apartments Associates, Ltd. to fund operating deficits. Cumulative advances as of June 29, 2002 are $377,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

    The Partnership advanced $16,640 during the three months ended June 29, 2002 to College Avenue Apartments Limited Partnership to fund operating deficits. Cumulative advances as of June 29, 2002 are $27,790. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


4.  Additional Information

    Additional information, including the audited March 30, 2002 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2002 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2002, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002, with the exception of the receipt of $732,000 in connection with Forest Village Housing Partnership ("Forest Village"); see Local Partnership Matters below. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2002, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $821,000 during the three months ended June 29, 2002 (which includes a net unrealized gain on investments in bonds of approximately $71,000, amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $10,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2002 of $196,707 and cash distributions received from Local Partnerships of $115,608 (exclusive of distributions from Local Partnerships of $764,272 classified as other income), partially offset by investments in Local Partnerships of $78,701 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $593,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of June 29, 2002.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. Adjustments to a Local Partnership's Carrying Value are typically determined and recorded in the fourth quarter of Registrant's fiscal year. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the three months ended June 29, 2002 and 2001 resulted in net income (loss) of $448,894 and ($740,645) respectively. The increase in net income is primarily attributable to (i) gain on disposal of local partnership interest of $732,000 in connection with Forest Village and
(ii) a decrease in equity in loss of investment in local partnerships of approximately $446,000, which decrease is primarily the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the three months ended June 29, 2002 and 2001 resulted from a net unrealized gain (loss) on investments in bonds of $70,848 and $(48,718), respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $897,000 for the three months ended March 31, 2002 was attributable to rental and other revenue of approximately $5,567,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,253,000 and approximately $1,211,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,169,000 for the three months ended March 31, 2001 was attributable to rental and other revenue of approximately $5,462,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,441,000 and approximately $1,190,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2003. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $53,000, excluding accrued management fees of approximately $11,000, for the three months ended March 31, 2002. Under the terms of the Funding Agreements, Registrant has advanced $222,278 as of June 29, 2002, of which $27,061 was advanced during the three months then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") that was confirmed by the Court on December 14, 1999. The terms of the Plan called for Registrant to provide up to $500,000 (the "Bankruptcy Advance"), all of which was previously funded, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. Subsequent to the Bankruptcy Advance, Registrant provided additional advances of $282,874 to Forest Village. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995 and advances made by Registrant, including the Bankruptcy Advance, were offset by additional equity in loss of investment in local partnerships. Forest Village generated approximately $1.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

In May 2002, Forest Village sold its underlying Property for $2,600,000. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit recapture and repay Registrant for advances noted above. Under the terms of the sale, the purchaser is required to continue to operate the Property as low-income pursuant to
Section 42 through the remainder of the Compliance Period. In connection with the sale, Registrant received $732,000; Forest Village is maintaining a reserve to pay for certain expenses incurred in connection with the transaction and other expenses to be incurred in connection with the termination of Forest Village. Any remaining funds after the payment of all such expenses will be distributed to Registrant. The financial statements as of and for the three months ended June 29, 2002 include gain on disposal of local partnership interest of $732,000 in connection with Forest Village. Additional gain will be recognized to the extent Registrant receives a distribution from the Forest Village reserve noted above.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $6,000 for the three months ended March 31, 2002, which includes property management fees of approximately $3,000. Registrant has made cumulative advances to College Avenue of $27,790 as of June 29, 2002, of which $16,640 was advanced during the three months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended March 31, 2002, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $10,000. Registrant has made cumulative advances to Ann Ell of $377,545 as of June 29, 2002, of which $35,000 was advanced during the three months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended March 30, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              Exhibit 99.1 Certification of Chief Executive Officer
              Exhibit 99.2 Certification of Chief Financial Officer

         b.   Reports on Form 8-K

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


Dated: August 13, 2002                   /s/ David Salzman
                                         -------------------------------------
                                         by: David Salzman
                                             President of the general partner
                                             of the General Partner


Dated: August 13, 2002                   /s/ Neal Ludeke
                                         -------------------------------------
                                         by: Neal Ludeke
                                             Vice President and Treasurer
                                             of the general partner
                                             of the General Partner
                                             (Principal Financial and Accounting
                                             Officer of Registrant)