Form 10-Q
period 2002-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2002-11-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

                         Commission file number: 0-18405


                       American Tax Credit Properties II L.P.
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

              Delaware                                 13-3495678
  -------------------------------                  -------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                      06830
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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


   Balance Sheets............................................................3

   Statements of Operations..................................................4

   Statements of Cash Flows..................................................5

   Notes to Financial Statements.............................................7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                    September 29,    March 30,
                                            Notes        2002           2002
                                            -----   ------------     ---------
ASSETS

Cash and cash equivalents                           $   655,387   $    10,520
Investments in bonds                          2       2,934,713     2,792,845
Investment in local partnerships              3       7,768,515     8,101,733
Interest receivable                                      40,940        47,552
                                                    -----------   -----------
                                                    $11,399,555   $10,952,650
                                                    ===========   ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses             $   650,231   $   698,440
  Payable to general partner and affiliates           1,095,365       929,773
  Other liabilities                                      20,600        27,600
                                                    -----------   -----------
                                                      1,766,196     1,655,813

Commitments and contingencies                 3

Partners' equity (deficit)

  General partner                                      (398,071)     (400,150)
  Limited partners (55,746 units of
   limited partnership interest
   outstanding)                                       9,868,126     9,662,307
  Accumulated other comprehensive income,
   net                                        2         163,304        34,680
                                                    -----------   -----------
                                                      9,633,359     9,296,837
                                                    -----------   -----------
                                                    $11,399,555   $10,952,650
                                                    ===========   ===========









                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months     Six Months      Three Months     Six Months
                                            Ended          Ended            Ended           Ended
                                        September 29,   September 29,    September 29,    September 29,
                                Notes        2002           2002            2001            2001
                                -----    -----------     -----------     -----------     -----------
REVENUE

Interest                                 $    49,195     $    90,513     $    55,122     $   108,839
Other income from local
  partnerships                    3                           32,272             640          23,624
                                         -----------     -----------     -----------     -----------
TOTAL REVENUE                                 49,195         122,785          55,762         132,463
                                         -----------     -----------     -----------     -----------

EXPENSES

Administration fees                           74,830         149,653          74,830         149,653
Management fees                               74,830         149,653          74,830         149,653
Professional fees                             15,496          18,091          11,830          27,805
Printing, postage and other                    3,431          11,179           9,988          19,200
                                         -----------     -----------     -----------     -----------

TOTAL EXPENSES                               168,587         328,576         171,478         346,311
                                         -----------     -----------     -----------     -----------

Loss from operations                        (119,392)       (205,791)       (115,716)       (213,848)

Equity in loss of investment
  in local partnerships           3         (121,604)       (318,311)       (333,519)       (976,032)
                                         -----------     -----------     -----------     -----------

Loss prior to gain on disposal
  of local partnership interest             (240,996)       (524,102)       (449,235)     (1,189,880)

 Gain on disposal of local
  partnership interest            3                          732,000
                                         -----------     -----------     -----------     -----------

NET INCOME (LOSS)                           (240,996)        207,898        (449,235)     (1,189,880)

Other comprehensive income        2           57,776         128,624         125,749          77,031
                                         -----------     -----------     -----------     -----------

COMPREHENSIVE INCOME (LOSS)              $  (183,220)    $   336,522     $  (323,486)    $(1,112,849)
                                         ===========     ===========     ===========     ===========


 NET INCOME (LOSS)
  ATTRIBUTABLE TO

  General partner                        $    (2,410)    $     2,079     $    (4,493)    $   (11,899)
  Limited partners                          (238,586)        205,819        (444,742)     (1,177,981)
                                         -----------     -----------     -----------     -----------

                                         $  (240,996)    $   207,898     $  (449,235)    $(1,189,880)
                                         ===========     ===========     ===========     ===========

NET INCOME (LOSS) per unit of
  limited partnership interest
  (55,746 units of limited
  partnership interest)                  $     (4.28)    $      3.69     $     (7.98)    $    (21.13)
                                         ===========     ===========     ===========     ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002          2001
                                                    ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                   $  79,708     $  91,499
Cash used for local partnerships for deferred
  expenses                                             (7,000)       (7,000)
Cash paid for
  administration fees                                 (28,956)      (38,540)
  management fees                                    (104,758)     (104,758)
  professional fees                                   (62,769)      (55,295)
  printing, postage and other expenses                (14,710)      (23,828)
                                                    ---------     ---------

Net cash used in operating activities                (138,485)     (137,922)
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                     (110,701)     (108,865)
Cash distributions from local partnerships            889,880       214,187
Maturities/redemptions and sales of bonds               4,173         4,718
                                                    ---------     ---------

Net cash provided by investing activities             783,352       110,040
                                                    ---------     ---------

Net increase (decrease) in cash and cash
  equivalents                                         644,867       (27,882)

Cash and cash equivalents at beginning of period       10,520        81,216
                                                    ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 655,387     $  53,334
                                                    =========     =========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net        $ 128,624     $  77,031
                                                    =========     =========

-------------------------------------------------------------------------------
See reconciliation of net income (loss) to net cash used in operating activities on page 6.






                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                   (UNAUDITED)



                                                          2002          2001
                                                     -----------    -----------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  USED IN OPERATING ACTIVITIES

Net income (loss)                                    $   207,898    $(1,189,880)

Adjustments to reconcile net income (loss) to net cash used in operating activities

    Equity in loss of investment in local
      partnerships                                       318,311        976,032
    Distributions from local partnerships
      classified as other income                         (32,272)       (23,624)
    Gain on disposal of local partnership interest      (732,000)
    Amortization of net premium on investments in
      bonds                                                2,178          3,089
    Accretion of zero coupon bonds                       (19,595)       (19,595)
    Decrease (increase) in interest receivable             6,612           (834)
    Increase in payable to general partner and
      affiliates                                         165,592        181,008
    Decrease in accounts payable and accrued
      expenses                                           (48,209)       (57,118)
    Decrease in other liabilities                         (7,000)        (7,000)
                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                $  (138,485)   $  (137,922)
                                                     ===========    ===========








                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of September 29, 2002, certain information concerning investments in bonds is as follows:

                                                           Gross           Gross
                                          Amortized     unrealized      unrealized      Estimated
   Description and  maturity                 cost          gains          losses        fair value
   -------------------------             -----------    -----------     -----------     -----------
   Corporate debt securities
     Within one year                     $   450,401    $     4,472     $        --     $   454,873
     After one year through
       five years                          1,654,910        104,988         (28,809)      1,731,089
                                         -----------    -----------     -----------     -----------

                                           2,105,311        109,460         (28,809)      2,185,962
                                         -----------    -----------     -----------     -----------

   U.S. Treasury debt securities
     After five years through
       ten years                             659,068         82,377              --         741,445
                                         -----------    -----------     -----------     -----------

   U.S. government and agency securities
     After one year through
       five years                              7,030            276              --           7,306
                                         -----------    -----------     -----------     -----------

                                         $ 2,771,409    $   192,113     $   (28,809)    $ 2,934,713
                                         ===========    ===========     ===========     ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $46,403,149, which amount includes advances made to certain Local Partnerships. As of June 30, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,506,000 and accrued interest payable on such loans totaling approximately $7,159,000 which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2002, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of March 30,
         2002                                                   $ 8,101,733

       Advances to Local Partnerships                               110,701

       Equity in loss of investment in local
         partnerships                                              (318,311)*

       Cash distributions received from Local
         Partnerships                                              (889,880)

       Cash distributions classified as gain on
         disposal of local partnership                              732,000

       Cash distributions classified as other income
         from local partnerships                                     32,272
                                                                -----------

       Investment in local partnerships as of September
         29, 2002                                               $ 7,768,515
                                                                ===========

      *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,301,615 for the six months ended June 30, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

    The combined unaudited balance sheets of the Local Partnerships as of June 30, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2002 and December 31, 2001 are as follows:

                                                  June 30,         December 31,
                                                    2002              2001
                                                -------------     -------------
  ASSETS

  Cash and cash equivalents                     $   1,774,666     $   2,127,352
  Rents receivable                                    427,131           431,523
  Escrow deposits and reserves                      6,155,924         5,755,211
  Land                                              3,930,673         4,180,673
  Buildings and improvements (net of
    accumulated depreciation of $62,526,766
    and $61,229,767)                               80,780,371        84,160,541
  Intangible assets (net of accumulated
    amortization of $1,271,134 and $1,258,567)      1,438,750         1,407,245
  Other assets                                      1,463,102         1,387,096
                                                -------------     -------------

                                                $  95,970,617     $  99,449,641
                                                =============     =============
  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

  Liabilities

    Accounts payable and accrued expenses       $   1,993,176     $   1,812,873
    Due to related parties                          4,066,501         4,165,047
    Mortgage loans                                 86,506,158        88,453,937
    Notes payable                                   1,255,525         1,418,799
    Accrued interest                                7,159,089         6,958,723
    Other liabilities                                 698,961           710,234
                                                -------------     -------------

                                                  101,679,410       103,519,613
                                                -------------     -------------
  Partners' equity (deficit)

    American Tax Credit Properties II L.P.
       Capital contributions, net of
       distributions                               44,782,033        45,555,964
       Cumulative loss                            (35,777,320)      (35,459,009)
                                                -------------     -------------

                                                    9,004,713        10,096,955
                                                -------------     -------------
    General partners and other limited
     partners
       Capital contributions, net of
       distributions                                3,062,964         3,098,307
       Cumulative loss                            (17,776,470)      (17,265,234)
                                                -------------     -------------

                                                  (14,713,506)      (14,166,927)
                                                -------------     -------------

                                                   (5,708,793)       (4,069,972)
                                                -------------     -------------

                                                $  95,970,617     $  99,449,641
                                                =============     =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are as follows:

                                Three Months     Six Months      Three Months       Six Months
                                   Ended           Ended             Ended            Ended
                                  June 30,        June 30,          June 30,         June 30,
                                   2002             2002             2001             2001
                               ------------     ------------     ------------     ------------
REVENUE

Rental                         $  5,345,539     $ 10,758,082     $  5,193,315     $ 10,526,189
Interest and other                  173,489          328,358          196,171          325,700
                               ------------     ------------     ------------     ------------

TOTAL REVENUE                     5,519,028       11,086,440        5,389,486       10,851,889
                               ------------     ------------     ------------     ------------

EXPENSES

 Administrative                     904,672        1,808,272          825,631        1,723,347
 Utilities                          758,957        1,715,838          778,773        1,969,017
 Operating and maintenance        1,227,901        2,387,207        1,262,094        2,398,605
 Taxes and insurance                721,174        1,416,647          654,319        1,317,196
 Financial                        1,600,166        3,138,719        1,517,020        3,071,899
 Depreciation and
  amortization                    1,203,345        2,413,918        1,179,467        2,369,055
                               ------------     ------------     ------------     ------------

TOTAL EXPENSES                    6,416,215       12,880,601        6,217,304       12,849,119
                               ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS BEFORE
  GAIN ON SALE OF PROPERTY         (897,187)      (1,794,161)        (827,818)      (1,997,230)

Gain on sale of property            964,614          964,614
                               ------------     ------------     ------------     ------------

NET INCOME (LOSS)              $     67,427     $   (829,547)    $   (827,818)    $ (1,997,230)
                               ============     ============     ============     ============

NET INCOME (LOSS)
  ATTRIBUTABLE TO

  American Tax Credit          $   (121,604)    $   (318,311)    $   (333,519)    $   (976,032)
  Properties II L.P.
  General partners and
   other limited partners,
   which includes $964,414
   of specially allocated
   revenue to a certain
   general partner for the
   three and six month
   periods ended June 30,
   2002, and $699,910,
   $1,301,615, $399,733 and
   $825,817 of Partnership
   loss in excess of
   investment                       189,031         (511,236)        (494,299)      (1,021,198)
                               ------------     ------------     ------------     ------------

                               $     67,427     $   (829,547)    $   (827,818)    $ (1,997,230)
                               ============     ============     ============     ============

   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2003. Under the terms of the Funding Agreements, the Partnership has advanced $222,278 as of September 29, 2002, of which $27,061 was advanced during the six months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan called for the Partnership to provide up to $500,000 (the "Bankruptcy Advance"), all of which was previously funded, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. In addition to the Bankruptcy Advance, the Partnership provided advances of $282,874 to Forest Village. Such advances, including the Bankruptcy Advance, were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1). Of all such amounts advanced by the Partnership, $534,500 bore interest at 8.5% and was repayable out of net cash flow from the operations of the Property. No interest was recorded by the Partnership.

   In May 2002, Forest Village sold its underlying Property for $2,600,000. The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 included herein Note 3 reflect gain on sale of property of $964,614. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit Recapture and repay the Partnership for advances discussed above. The Partnership has received $732,000 in connection with the sale and the purchaser is required to continue to operate the Property as low-income pursuant to Section 42 through the remainder of the Compliance Period. Forest Village is maintaining a reserve to pay for certain expenses incurred in connection with the transaction and other expenses to be incurred in connection with the termination of Forest Village. Any remaining funds after the payment of all such expenses will be distributed to the Partnership. The accompanying financial statements as of and for the six months ended September 29, 2002 include gain on disposal of local partnership interest of $732,000 in connection with Forest Village. Additional gain will be recognized to the extent the Partnership receives a distribution from the Forest Village reserve noted above.

   The Partnership advanced $67,000 during the six months ended September 29, 2002 to Ann Ell Apartments Associates, Ltd. to fund operating deficits. Cumulative advances as of September 29, 2002 are $409,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   The Partnership advanced $16,640 during the six months ended September 29, 2002 to College Avenue Apartments Limited Partnership to fund operating deficits. Cumulative advances as of September 29, 2002 are $27,790. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2002, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002, with the exception of the receipt of $732,000 in connection with Forest Village Housing Partnership ("Forest Village"); see Local Partnership Matters below. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2002, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to certain Local Partnerships (see Local Partnership Matters below), which advances have been recorded as investments. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $787,000 during the six months ended September 29, 2002 (which includes a net unrealized gain on investments in bonds of approximately $129,000, amortization of net premium on investments in bonds of approximately $2,000 and accretion of zero coupon bonds of approximately $20,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2002 of $318,311 and cash distributions received from Local Partnerships of $125,608 (exclusive of distributions from Local Partnerships of $32,272 classified as other income and $732,000 classified as gain on disposal of local partnership interest), partially offset by advances to Local Partnerships of $110,701 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $593,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of September 29, 2002.

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

Registrant's operations for the three months ended September 29, 2002 and 2001 resulted in a net loss of $240,996 and $449,235, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $212,000, which decrease is primarily the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting. Other comprehensive income for the three months ended September 29, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $57,776 and $125,749, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' loss from operations of approximately $897,000 for the three months ended June 30, 2002 was attributable to rental and other revenue of approximately $5,519,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,213,000 and approximately $1,203,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $828,000 for the three months ended June 30, 2001 was attributable to rental and other revenue of approximately $5,389,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,038,000 and approximately $1,179,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2002 and 2001 resulted in net income (loss) of $207,898 and $(1,189,880), respectively. The increase in net income is primarily attributable to (i) gain on disposal of local partnership interest of $732,000 in connection with Forest Village and
(ii) a decrease in equity in loss of investment in local partnerships of approximately $658,000, which decrease is primarily the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the six months ended September 29, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $128,624 and $77,031, respectively.

The Local Partnerships' loss from operations of approximately $1,794,000 for the six months ended June 30, 2002 was attributable to rental and other revenue of approximately $11,086,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,466,000 and approximately $2,414,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $1,997,000 for the six months ended June 30, 2001 was attributable to rental and other revenue of approximately $10,852,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,480,000 and approximately $2,369,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Tear Credit Period"). The Ten Year Credit Period has been fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in funds available for the various federal and state administered housing programs including Section 8 program. Such

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

changes could adversely affect the future net operating income before debt service (NOI) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service with no anticipated material adverse impact to the operating results of the Properties through the respective Compliance Periods.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through June 30, 2003. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $112,000, excluding accrued management fees of approximately $22,000, for the six months ended June 30, 2002. Under the terms of the Funding Agreements, Registrant has advanced $222,278 as of September 29, 2002, of which $27,061 was advanced during the six months then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $13,000 for the six months ended June 30, 2002, which includes property management fees of approximately $6,000. Registrant has made cumulative advances to College Avenue of $27,790 as of September 29, 2002, of which $16,640 was advanced during the six months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") that was confirmed by the Court on December 14, 1999. The terms of the Plan called for Registrant to provide up to $500,000 (the "Bankruptcy Advance"), all of which was previously funded, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. In addition to the Bankruptcy Advance, Registrant provided advances of $282,874 to Forest Village. Registrant's investment balance in Forest Village, after cumulative equity losses, became zero during the year ended March 30, 1995 and advances made by Registrant, including the Bankruptcy Advance, were offset by additional equity in loss of investment in local partnerships. Forest Village generated approximately $1.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

In May 2002, Forest Village sold its underlying Property for $2,600,000. The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 included in Note 3 in the accompanying financial statements.reflect gain on sale of property of $964,614. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit recapture and repay Registrant for advances noted above. Forest Village has received $732,000 in connection with the sale and the purchaser is required to continue to operate the Property as low-income pursuant to Section 42 through the remainder of the Compliance Period. Forest Village is maintaining a reserve to pay for certain expenses incurred in connection with the transaction and other expenses to be incurred in connection with the termination of Forest Village. Any remaining funds after the payment of all such expenses will be distributed to Registrant. The financial statements as of and for the six months ended September 29, 2002 include gain on disposal of local partnership interest of $732,000 in connection with Forest Village. Additional gain will be recognized to the extent Registrant receives a distribution from the Forest Village reserve noted above.

During the six months ended June 30, 2002, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $22,000. Registrant has made cumulative advances to Ann Ell of $409,545 as of September 29, 2002, of which $67,000 was advanced during the six months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

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


Dated: November 13, 2002        /s/  David Salzman
                                --------------------------------------------
                                by:  David Salzman
                                     President of the general partner of the
                                     General Partner


Dated: November 13, 2002        /s/  Neal Ludeke
                                --------------------------------------------
                                by:  Neal Ludeke
                                     Vice President and Treasurer of the general
                                     partner Of the General Partner
                                     (Principal Financial and Accounting
                                     Officer of Registrant)