Form 10-Q/A
period 2002-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2003-02-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                         Commission file number: 0-18405


                     American Tax Credit Properties II L.P.
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-3495678
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                               06830
---------------------------------                                -------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

                                EXPLANATORY NOTE


This amendment to Registrant's Form 10-Q for the quarterly period ended September 29, 2002 is being filed solely to insert Part I, Item 4, Controls and Procedures and the Sarbanes Oxley Act of 2002 Section 302 Certifications, each as set forth herein.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION


Table of Contents

                                                                    Page
Item 1  Financial Statements                                        ----

        Consolidated Balance Sheets                                   3

        Consolidated Statements of Operations                         4

        Consolidated Statements of Cash Flows                         5

        Notes to Consolidated Financial Statements                    7


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          12


Item 3  Quantitative and Qualitative Disclosure about Market Risk    16


Item 4  Controls and Procedures                                      16

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


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

a. Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits Inc., the general partner of Richman Tax Credit Properties II L.P., which in turn is the General Partner of the Registrant, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic SEC filings.


Changes in internal controls

b. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect the Registrant's internal controls subsequent to the date of that evaluation.

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


Dated: February 13, 2003            /s/ David Salzman
                                    -------------------------------------
                                    by: David Salzman
                                        Chief Executive Officer


Dated: February 13, 2003            /s/ Neal Ludeke
                                    -------------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer

                                CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of American Tax Credit Properties II L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 13, 2003               By: /s/ David Salzman
                                       -------------------------------------
                                       David Salzman
                                       Chief Executive Officer of Richman
                                       Tax Credits Inc., general partner
                                       of Richman Tax Credit Properties
                                       II L.P., general partner of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of American Tax Credit Properties II L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 13, 2003                   By: /s/ Neal Ludeke
                                           ------------------------------------
                                           Neal Ludeke
                                           Chief Financial Officer of Richman
                                           Housing Credits Inc., general
                                           partner of Richman Tax Credit
                                           Properties II L.P., general partner
                                           of the Company