Form 10-Q
period 2002-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2003-02-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2002
                               -----------------

                                      OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from                   to ___________
                               -----------------

                         Commission file number: 0-18405


                     American Tax Credit Properties II L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                              13-3495678
-----------------------------                               ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
------------------------------------                              ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

   Balance Sheets............................................................3

   Statements of Operations..................................................4

   Statements of Cash Flows..................................................5

   Notes to Financial Statements.............................................7


                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                 December 30,           March 30,
                                                 Notes              2002                  2002
                                                 -----           -----------           ------------

ASSETS

Cash and cash equivalents                                       $    730,069           $     10,520
Investments in bonds                                2              2,754,542              2,792,845
Investment in local partnerships                    3              7,564,808              8,101,733
Interest receivable                                                   35,352                 47,552
                                                                ------------           ------------

                                                                $ 11,084,771           $ 10,952,650
                                                                ============           ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                        $    665,977           $    698,440
  Payable to general partner and
   affiliates                                                      1,006,528                929,773
  Other liabilities                                                  20,600                 27,600
                                                                ------------           ------------

                                                                  1,693,105              1,655,813
                                                                ------------           ------------

Commitments and contingencies                       3

Partners' equity (deficit)

  General partner                                                  (400,610)              (400,150)
  Limited partners (55,746 units of
   limited partnership interest
   outstanding)                                                   9,616,726              9,662,307
  Accumulated other comprehensive income,
   net                                              2               175,550                 34,680
                                                                ------------           ------------

                                                                  9,391,666              9,296,837
                                                                ------------           ------------

                                                               $ 11,084,771           $ 10,952,650
                                                               ============           ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three             Nine              Three             Nine
                                                    Months           Months             Months            Months
                                                    Ended             Ended             Ended             Ended
                                                   December          December          December          December
                                      Notes        30, 2002          30, 2002          30, 2001          30, 2001
                                      -----       ---------         ---------         ---------          --------

REVENUE

Interest                                        $    47,036       $   137,549       $    55,351       $   164,190
Other income from local
 partnerships                           3             2,520            34,792                              23,624
                                                      -----            ------            ------            ------

TOTAL REVENUE                                        49,556           172,341            55,351           187,814
                                                     ------           -------            ------           -------

EXPENSES

Administration fees                                  74,827           224,480            74,827           224,480
Management fees                                      74,827           224,480            74,827           224,480
Professional fees                                    19,047            37,138            21,650            49,455
Printing, postage and other                          13,022            24,201             8,602            27,802
                                                     ------           -------            ------           -------

TOTAL EXPENSES                                      181,723           510,299           179,906           526,217
                                                    -------           -------           -------           -------

Loss from operations                               (132,167)         (337,958)         (124,555)         (338,403)

Equity in loss of investment
  in local partnerships                 3          (236,303)         (554,614)         (119,357)       (1,095,389)

Loss prior to gain on disposal
  of local partnership interest                    (368,470)         (892,572)         (243,912)       (1,433,792)


 Gain on disposal of local
  partnership interest                  3           114,531           846,531
                                                    -------           -------           -------         ---------

NET LOSS                                           (253,939)          (46,041)         (243,912)       (1,433,792)

Other comprehensive income
(loss)                                  2            12,246           140,870           (39,150)           37,881
                                                     ------           -------           --------           ------

COMPREHENSIVE INCOME (LOSS)                     $  (241,693)      $    94,829       $  (283,062)      $(1,395,911)
                                                ============      ===========       ============      =============

 NET LOSS ATTRIBUTABLE TO

  General partner                               $    (2,539)      $      (460)      $    (2,439)      $   (14,338)
  Limited partners                                 (251,400)          (45,581)         (241,473)       (1,419,454)
                                                   ---------          --------         ---------       -----------

                                                $  (253,939)      $   (46,041)      $  (243,912)      $(1,433,792)

NET LOSS per unit of limited
  partnership interest (55,746
  units of limited partnership
  interest)                                     $     (4.51)      $      (.82)      $     (4.33)      $    (25.46)
                                                ===========       ===========       ===========       ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                  2002                2001
                                                               ----------           ----------

 CASH FLOWS FROM OPERATING ACTIVITIES

 Interest received                                             $   123,655          $   141,807
 Cash used for local partnerships for deferred
   expenses                                                         (7,000)              (7,000)
 Cash paid for
   administration fees                                            (215,068)            (254,410)
   management fees                                                (157,137)            (187,137)
   professional fees                                               (66,070)             (61,711)
   printing, postage and other expenses                            (27,732)             (32,432)
                                                               -----------          -----------

 Net cash used in operating activities                            (349,352)            (400,883)
                                                               -----------          -----------

 CASH FLOWS FROM INVESTING ACTIVITIES

 Investment in local partnerships                                 (143,834)            (161,865)
 Cash distributions from local partnerships                      1,007,468              219,187
 Maturities/redemptions and sales of bonds                         205,267              398,202
                                                               -----------          -----------

 Net cash provided by investing activities                       1,068,901              455,524
                                                               -----------          -----------

 Net increase in cash and cash equivalents                         719,549               54,641

 Cash and cash equivalents at beginning of period                   10,520               81,216
                                                               -----------          -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   730,069          $   135,857
                                                               ===========          ===========

 SIGNIFICANT NON-CASH INVESTING ACTIVITIES

 Unrealized gain on investments in bonds, net                  $   140,870          $    37,881
                                                               ===========          ===========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                          2002         2001
                                                        ---------    ----------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                $(46,041)   $(1,433,792)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local
      partnerships                                       554,614     1,095,389
    Distributions from local partnerships
      classified as other income                         (34,792)      (23,624)
    Gain on disposal of local partnership interest      (846,531)
    Gain on redemption of bonds                                         (4,918)
    Amortization of net premium on investments in
      bonds                                                3,352         5,069
    Accretion of zero coupon bonds                       (29,446)      (29,446)
    Decrease in interest receivable                       12,200         6,912
    Increase in payable to general partner and
      affiliates                                          76,755        32,413
    Decrease in accounts payable and accrued
      expenses                                           (32,463)      (41,886)
    Decrease in other liabilities                         (7,000)       (7,000)
                                                     -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                $  (349,352)  $  (400,883)
                                                     ===========   ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2002
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2002, certain information concerning investments in bonds is as follows:


                                                                  Gross                Gross
                                              Amortized         unrealized           unrealized          Estimated
                                                cost               gains               losses            fair value
                                              ---------         ----------           ----------          ----------

Description and maturity

Corporate debt securities
  Within one year                            $   250,114        $       914         $      --           $   251,028
  After one year through
  five years                                   1,654,022            111,058             (13,607)          1,751,473
                                             -----------        -----------         -----------         -----------

                                               1,904,136            111,972             (13,607)          2,002,501
                                             -----------        -----------         -----------         -----------

U.S. Treasury debt securities
  After five years through
  ten years                                      668,919             76,974                --               745,893
                                             -----------        -----------         -----------         -----------

U.S. government and agency securities
  After one year through
  five years                                       5,937                211                --                 6,148
                                             -----------        -----------         -----------         -----------

                                             $ 2,578,992        $   189,157         $   (13,607)        $ 2,754,542
                                             ===========        ===========         ===========         ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,321,751, which amount includes advances made to certain Local Partnerships. As of September 30, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,122,000 and accrued interest payable on such loans totaling approximately $7,343,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2002, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of March 30, 2002       $ 8,101,733

       Advances to Local Partnerships                                  143,834

       Equity in loss of investment in local
         partnerships                                                 (554,614)*

       Cash distributions received from Local
         Partnerships                                               (1,007,468)

       Cash distributions classified as gain on
       disposal of local partnership                                   846,531

       Cash distributions classified as other income
       from local partnerships                                          34,792
                                                                   -----------
       Investment in local partnerships as of December
         30, 2002                                                  $ 7,564,808
                                                                   ===========


      *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $2,028,573 for the nine months ended September 30, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

    The combined unaudited balance sheets of the Local Partnerships as of September 30, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2002 and December 31, 2001 are as follows:

                                                   September 30,   December 31,
                                                      2002            2001
                                                  -------------   ------------
ASSETS

Cash and cash equivalents                        $   1,684,365    $   2,127,352
Rents receivable                                       442,717          431,523
Escrow deposits and reserves                         6,223,122        5,755,211
Land                                                 3,930,673        4,180,673
Buildings and improvements (net of
  accumulated depreciation of $63,688,965
  and $61,229,767)                                  79,950,961       84,160,541
Intangible assets (net of accumulated
  amortization of $1,295,794 and
  $1,258,567)                                        1,414,080        1,407,245
Other assets                                         1,422,624        1,387,096
                                                 -------------    -------------

                                                 $  95,068,542    $  99,449,641
                                                 =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses          $   2,319,054    $   1,812,873
  Due to related parties                             4,112,825        4,165,047
  Mortgage loans                                    86,121,705       88,453,937
  Notes payable                                      1,261,261        1,418,799
  Accrued interest                                   7,342,907        6,958,723
  Other liabilities                                    684,030          710,234
                                                 -------------    -------------

                                                   101,841,782      103,519,613
                                                 -------------    -------------

Partners' equity (deficit)

  American Tax Credit Properties II L.P.
     Capital contributions, net of
     distributions                                  44,804,351       45,555,964
     Cumulative loss                               (36,013,623)     (35,459,009)
                                                 -------------    -------------

                                                     8,790,728       10,096,955
                                                 -------------    -------------

  General partners and other limited
   partners
     Capital contributions, net of
     distributions                                   3,053,058        3,098,307
     Cumulative loss                               (18,617,026)     (17,265,234)
                                                 -------------    -------------

                                                   (15,563,968)     (14,166,927)
                                                 -------------    -------------

                                                    (6,773,240)      (4,069,972)
                                                 -------------    -------------
                                                 $  95,068,542    $  99,449,641
                                                 =============    =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                               DECEMBER 30, 2002
                                  (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 and 2001 are as follows:


                                              Three Months          Nine Months          Three Months          Nine Months
                                                  Ended                Ended                Ended                Ended
                                              September 30,         September 30,        September 30,        September 30,
                                                 2002                   2002                 2001                 2001
                                              ------------         -------------         ------------         -------------

   REVENUE

Rental                                       $  5,208,516          $ 15,966,598          $  5,288,822          $ 15,815,011
Interest and other                                158,099               486,457               116,040               441,740
                                             ------------          ------------          ------------          ------------

Total Revenue                                   5,366,615            16,453,055             5,404,862            16,256,751
                                             ------------          ------------          ------------          ------------

EXPENSES

 Administrative                                   920,766             2,729,038               844,813             2,568,160
 Utilities                                        633,209             2,349,047               671,246             2,640,263
 Operating and maintenance                      1,219,122             3,606,329             1,180,799             3,579,404
 Taxes and insurance                            1,043,009             2,459,656               725,423             2,042,619
 Financial                                      1,440,142             4,578,861             1,566,646             4,638,545
 Depreciation and
   amortization                                 1,187,226             3,601,144             1,230,263             3,599,318
                                             ------------          ------------          ------------          ------------

Total Expenses                                  6,443,474            19,324,075             6,219,190            19,068,309
                                             ------------          ------------          ------------          ------------

LOSS FROM OPERATIONS BEFORE
  GAIN ON SALE OF PROPERTY                     (1,076,859)           (2,871,020)             (814,328)           (2,811,558)

Gain on sale of property                                                964,614
                                             ------------          ------------          ------------          ------------

NET LOSS                                     $ (1,076,859)         $ (1,906,406)         $   (814,328)         $ (2,811,558)
                                             ============          ============          ============          ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit
  Properties II L.P.                         $   (236,303)         $   (554,614)         $   (119,357)         $ (1,095,389)
  General partners and
   other limited partners,
   which includes $964,414
   of specially allocated
   revenue to a certain
   general partner for the
   nine month period ended
   September 30, 2002, and
   $726,958, $2,028,573,
   $592,937 and $1,418,754
   of Partnership loss in
   excess of investment                          (840,556)           (1,351,792)             (694,971)           (1,716,169)
                                             ------------          ------------          ------------          ------------

                                             $ (1,076,859)         $ (1,906,406)         $   (814,328)         $ (2,811,558)
                                             ============          ============          ============          ============

   The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through September 30, 2003. Under the terms of the Funding Agreements, the Partnership has advanced $255,411 as of December 30, 2002, of which $60,194 was advanced during the nine months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership ("Forest Village") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the "Court") on March 25, 1999. Forest Village filed a plan of reorganization (the "Plan") which was confirmed by the Court on December 14, 1999. The terms of the Plan called for the Partnership to provide up to $500,000 (the "Bankruptcy Advance"), all of which was previously funded, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village's mandatory debt service by approximately $77,000 per annum. In addition to the Bankruptcy Advance, the Partnership provided advances of $282,874 to Forest Village. Such advances, including the Bankruptcy Advance, were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships. Of all such amounts advanced by the Partnership, $534,500 bore interest at 8.5% and was repayable out of net cash flow from the operations of the Property. No interest was recorded by the Partnership.

   In May 2002, Forest Village sold its underlying Property for $2,600,000. The combined statement of operations of the Local Partnerships for the nine months ended September 30, 2002 included herein Note 3 reflects gain on sale of property of $964,614. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit recapture and repay the Partnership for advances discussed above. The Partnership has received $846,531 in connection with the sale and the purchaser is required to continue to operate the Property as low-income pursuant to Section 42 through the remainder of the Compliance Period. The accompanying financial statements as of and for the nine months ended December 30, 2002 include gain on disposal of local partnership interest of $846,531 in connection with Forest Village.

   The Partnership advanced $67,000 during the nine months ended December 30, 2002 to Ann Ell Apartments Associates, Ltd. to fund operating deficits. Cumulative advances as of December 30, 2002 are $409,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   The Partnership advanced $16,640 during the nine months ended December 30, 2002 to College Avenue Apartments Limited Partnership to fund operating deficits. Cumulative advances as of December 30, 2002 are $27,790. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2002, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002, with the exception of the receipt of $846,531 in connection with Forest Village Housing Partnership ("Forest Village"); see Local Partnership Matters below. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2002, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to certain Local Partnerships (see Local Partnership Matters below), which advances have been recorded as investment in local partnerships. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $681,000 during the nine months ended December 30, 2002 (which includes proceeds from the sale of Forest Village (see discussion below under Local Partnership Matters), a net unrealized gain on investments in bonds of approximately $141,000, amortization of net premium on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $29,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2002 of $554,614 and cash distributions received from Local Partnerships of $126,145 (exclusive of distributions from Local Partnerships of $34,792 classified as other income and $846,531 classified as gain on disposal of local partnership interest), partially offset by advances to Local Partnerships of $143,834 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $593,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of December 30, 2002.

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

Registrant's operations for the three months ended December 30, 2002 and 2001 resulted in a net loss of $253,939 and $243,912, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $117,000, which increase is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance and the write-off of advances made to certain Local Partnerships, partially offset by an increase in the nonrecognition of losses in accordance with the equity method of accounting, all partially offset by a gain on disposal of local partnership interest of approximately $115,000 in connection with Forest Village. Other comprehensive income (loss) for the three months ended December 30, 2002 and 2001 resulted from a net unrealized gain (loss) on investments in bonds of $12,246 and $(39,150), respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' loss from operations of approximately $1,077,000 for the three months ended September 30, 2002 was attributable to rental and other revenue of approximately $5,366,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,256,000 and approximately $1,187,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $814,000 for the three months ended September 30, 2001 was attributable to rental and other revenue of approximately $5,405,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,989,000 and approximately $1,230,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2002 and 2001 resulted in a net loss of $46,041 and $1,433,792, respectively. The decrease in net loss is primarily attributable to (i) a gain on disposal of local partnership interest of $846,531 in connection with Forest Village and (ii) a decrease in equity in loss of investment in local partnerships of approximately $541,000, which decrease is primarily the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting, partially offset by an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance and the write-off of advances made to certain Local Partnerships. Other comprehensive income for the nine months ended December 30, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $140,870 and $37,881, respectively.

The Local Partnerships' loss from operations of approximately $2,871,000 for the nine months ended September 30, 2002 was attributable to rental and other revenue of approximately $16,453,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $15,723,000 and approximately $3,601,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $2,812,000 for the nine months ended September 30, 2001 was attributable to rental and other revenue of approximately $16,257,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $15,470,000 and approximately $3,599,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Tear Credit Period"). The Ten Year Credit Period was fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2002, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

could result in a reduction in funds available for the various federal and state administered housing programs including Section 8 program. Such changes could adversely affect the future net operating income before debt service (NOI) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements during 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service with no anticipated material adverse impact to the operating results of the Properties through the respective Compliance Periods.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which may be significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through September 30, 2003. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $120,000, excluding accrued management fees of approximately $31,000, for the nine months ended September 30, 2002. Under the terms of the Funding Agreements, Registrant has advanced $255,411 as of December 30, 2002, of which $60,194 was advanced during the nine months then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $27,000 for the nine months ended September 30, 2002, which includes property management fees of approximately $10,000. Registrant has made cumulative advances to College Avenue of $27,790 as of December 30, 2002, of which $16,640 was advanced during the nine months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

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

In May 2002, Forest Village sold its underlying Property for $2,600,000. The combined statement of operations of the Local Partnerships for the nine months ended September 30, 2002 included in Note 3 in the accompanying financial statements reflects gain on sale of property of $964,614. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit recapture and repay Registrant for advances noted above. Registrant has received $846,531 in connection with the sale and the purchaser is required to continue to operate the Property as low-income pursuant to Section 42 through the remainder of the Compliance Period. The financial statements as of and for the nine months ended December 30, 2002 include gain on disposal of local partnership interest of $846,531 in connection with Forest Village.

During the nine months ended September 30, 2002, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $47,000. Registrant has made cumulative advances to Ann Ell of $409,545 as of December 30, 2002, of which $67,000 was advanced during the nine months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Summers Village Limited Partnership ("Summers Village") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2002, Summers Village incurred an operating deficit of approximately $14,000, which includes property management fees of approximately $5,000. Payments on the mortgage and real estate taxes are current. Summers Village generated less than $1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds, U.S. Treasury instruments and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.



Item 4.  Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, Registrant's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

   Changes in Internal Controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

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


Dated: February 13, 2003             /s/  David Salzman
                                    ------------------------------
                                     by:  David Salzman
                                          Chief Executive Officer



Dated: February 13, 2003             /s/ Neal Ludeke
                                     -----------------------------
                                      by:  Neal Ludeke
                                           Chief Financial Officer

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Properties II L.P. (the "Company");

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


Date:   February 13, 2003                       /s/ David Salzman
                                                ------------------------------
                                                by: David Salzman
                                                Chief Executive Officer
                                                of Richman Tax Credits
                                                Inc., general partner
                                                of Richman Tax Credit
                                                Properties II L.P.,
                                                general partner of the
                                                Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Properties II L.P. (the "Company");

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

4. The Company's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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


Date:   February 13, 2003                       /s/ Neal Ludeke
                                                ----------------------------
                                                by: Neal Ludeke
                                                Chief Financial Officer
                                                of Richman Tax Credits
                                                Inc., general partner
                                                of Richman Tax Credit
                                                Properties II L.P.,
                                                general partner of the
                                                Company