Form 10-K
period 2003-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2003-06-30
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 2003
                                              --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ____________

                                     0-18405
                           ---------------------------
                            (Commission File Number)

                     American Tax Credit Properties II L.P.
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                        13-3495678
-------------------------------------              ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
        organization)                                   Identification No.)


Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                          06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (203) 869-0900
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

         None                                        None
---------------------                -------------------------------------------
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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.  Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2002, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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


Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.


                                                                                           Mortgage
Name of Local Partnership                          Number                            loans payable as of
Name of apartment complex                        of rental         Capital              December 31,            Subsidy
Apartment complex location                         units        contribution                2002            (see footnotes)
--------------------------                      ----------      -------------        --------------------  -----------------
1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas                                      60         $     130,796           $    419,628              (1a&g)

2000-2100 Christian Street Associates
Christian Street Apartments II
Philadelphia, Pennsylvania                           57             1,530,255              2,422,116              (1c&f)

Ann Ell Apartments Associates, Ltd.
Ann Ell Apartments
Miami Beach, Florida                                 54             1,045,204              2,080,739                (1c)

Auburn Hills Apartments Limited
   Partnership
Auburn Hills Apartments
Cabot, Arkansas                                      24               201,649                789,506                (1c)

Auburn Hills Townhouses Limited
   Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan                                   250             3,206,110              6,149,970              (1a&g)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                              48               160,741 (2)          1,428,095                (1c)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi                               60               197,808                825,887                (1c)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                   40               122,814 (2)          1,096,634              (1c&d)

Canton Partners, L.P.
Pecan Village
Canton, Mississippi                                  48               380,199              1,441,115                (1c)

Carrington Limited Dividend Housing
   Association Limited Partnership
Carrington Place
Farmington Hills, Michigan                          100             1,058,976 (2)          3,313,001                (1e)

Christian Street Associates Limited
   Partnership
Christian Street Apartments
Philadelphia, Pennsylvania                           72             2,485,697              2,242,759              (1c&f)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey                                 107             6,592,092              7,096,177              (1a&c)

Cleveland Square, Ltd.
Cleveland Square Apartments
Cleveland, Texas                                     48               223,327                818,128                (1c)




Item 2.  Properties (continued)

                                                                                           Mortgage
Name of Local Partnership                          Number                            loans payable as of
Name of apartment complex                        of rental         Capital              December 31,            Subsidy
Apartment complex location                         units        contribution                2002            (see footnotes)
--------------------------                      ----------      -------------        --------------------  -----------------

College Avenue Apartments Limited
   Partnership
College Avenue Apartments
Natchitoches, Louisiana                              41        $      352,637          $     591,205                (1a)

Corrigan Square, Ltd.
Corrigan Square Apartments
Corrigan, Texas                                      96               372,833              1,408,872                (1c)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas                                   37               296,051              1,145,828                (1c)

Dermott Villas Limited Partnership
Dermott Villas
Dermott, Arkansas                                    32               272,802              1,053,235                (1c)

Eagle View, Ltd.
Eagle View Apartments
Clearfield, Kentucky                                 14               102,850                400,233                (1c)

Elm Hill Housing Limited Partnership
Elm Hill Housing
Boston, Massachusetts                               142             5,712,391              6,759,070                (1a)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas                                     24               188,838                744,916                (1c)

Forest Village Housing Partnership
Forest Village Apartments
Auburn, Washington                                   89               401,931                  --    (3)          (1b&c) (3)

Harborside Housing Limited Partnership
Cal-View Apartments
East Chicago, Indiana                               255             1,789,434              2,728,409            (1a,c&g)

Hill Com I Associates Limited
   Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania                             67               887,635              1,165,986              (1a&h)

Hill Com II Associates Limited
   Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania                             48               683,172                938,031              (1a&h)

Hughes Manor Limited Partnership
Hughes Manor
Hughes, Arkansas                                     32               287,261              1,103,878                (1c)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                              32                90,878 (2)            778,437              (1c&d)






Item 2.  Properties (continued)

                                                                                           Mortgage
Name of Local Partnership                          Number                            loans payable as of
Name of apartment complex                        of rental         Capital              December 31,            Subsidy
Apartment complex location                         units        contribution                2002            (see footnotes)
--------------------------                      ----------      -------------        --------------------  -----------------


Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana                               312       $     3,147,863             $7,440,473            (1a,c&g)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                  24                83,013 (2)            752,561              (1c&d)

Lexington Estates Ltd.,
   A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi                               24               176,225                700,923                (1c)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey                                  102             3,087,138              4,303,080                (1c)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi                                    24               176,645                694,485                (1c)

Magee Elderly, L.P.
Eastgate Manor
Magee, Mississippi                                   24               150,952                586,158              (1c&d)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                                48               186,717 (2)          1,864,895              (1c&d)

Nixa Heights Apartments, L.P.
Nixa Heights Apartments
Nixa, Missouri                                       40               250,030                994,999                (1c)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan                                   525             3,443,762              3,296,998              (1a&g)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts                           24               794,044                963,950              (1a&g)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi                           24               152,268                591,701                (1c)

Powelton Gardens Associates
Powelton Gardens Apartments
West Philadelphia, Pennsylvania                      25               782,958                843,917              (1a&f)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                  40               128,419 (2)          1,136,111                (1c)




Item 2.  Properties (continued)

                                                                                             Mortgage
Name of Local Partnership                          Number                            loans payable as of
Name of apartment complex                        of rental         Capital              December 31,            Subsidy
Apartment complex location                         units        contribution                2002            (see footnotes)
--------------------------                      ----------      -------------        --------------------  -----------------

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                           29       $       603,552 (2)       $  1,532,919              (1c&f)

Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi                                  24               165,582                 632,811             (1c&d)

Santa Juanita Limited Dividend
   Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                 45               584,117 (2)          1,429,828              (1a&c)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi                                   24               211,823                807,422                (1d)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia                          24               194,674                802,017                (1c)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi                                  24               150,984                729,442                (1c)

The Pendleton (A Louisiana
   Partnership in Commendam)
The Pendleton
Shreveport, Louisiana                                36               444,321                554,957              (1a&c)

Trenton Heights Apartments, L.P.
Trenton Heights Apartments
Trenton, Mississippi                                 40               100,434                435,851                (1c)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi                              24               163,172                599,282                (1c)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas                                40               288,216              1,203,327                (1c)

York Park Associates Limited Partnership
York Park Apartments
Dundalk, Maryland                                    80             2,146,200              3,906,632                (1a)
                                                              ---------------          -------------
                                                              $    46,387,490          $  85,746,594
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

     (3) The underlying Property was sold during the year ended March 30, 2003. See discussion herein under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2003 was approximately 3,172, holding 55,746 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2003 and 2002.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2003 and 2002 and the cumulative Tax Credits allocated from inception through December 31, 2002 are as follows:

                                               Historic
                                            Rehabilitation         Low-income
                                             Tax Credits          Tax Credits
                                             -----------          -----------
      Tax year ended December 31, 2002      $        --          $         .05
      Tax year ended December 31, 2001               --                   2.02

      Cumulative totals                     $        6.56        $    1,494.27

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,501 per Unit through December 31, 2002, notwithstanding future circumstances which may give rise to recapture and loss of future benefits (see
Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was fully exhausted as of December 31, 2001.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                                   Years Ended March 30,
                                  ----------------------------------------------------------------------------------------
                                      2003               2002               2001               2000               1999
                                  ------------       ------------       ------------       ------------       ------------
Interest and other revenue        $    214,972       $    243,818       $    239,583       $    272,075       $    339,756
                                  ============       ============       ============       ============       ============

Equity in loss of investment
   in local partnerships          $   (652,415)      $   (927,455)      $ (2,877,726)      $ (1,598,531)      $ (2,363,768)
                                  ============       ============       ============       ============       ============

Gain on disposal of  local
   partnership interest           $    846,531       $       --         $       --         $       --         $       --
                                  ============       ============       ============       ============       ============

Net loss                          $   (330,117)      $ (1,396,994)      $ (3,375,703)      $ (2,048,082)      $ (2,759,975)
                                  ============       ============       ============       ============       ============

Net loss per unit of limited
   partnership interest           $     (5.86)       $    (24.81)       $    (59.95)       $    (36.74)       $    (49.01)
                                  ============       ============       ============       ============       ============

                                                                      As of March 30,
                                  ----------------------------------------------------------------------------------------
                                      2003               2002               2001               2000               1999
                                  ------------       ------------       ------------       ------------       ------------
Total assets                      $ 10,852,760       $ 10,952,650       $ 12,318,749       $ 15,407,107       $ 17,409,763
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

As of March 30, 2003, Registrant has cash and cash equivalents and investments in bonds totaling $3,289,231 which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. As of March 30, 2003, Registrant's investments in bonds represent corporate bonds of $1,751,844 U.S. Treasury bonds of $756,942 and U.S. government agency bonds of $4,993 with various maturity dates ranging from 2004 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2003, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to Local Partnerships (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $486,000 during the year ended March 30, 2003 (which includes the amortization of net premium on investments in bonds of approximately $4,000 and the accretion of zero coupon bonds of approximately $39,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the year ended March 30, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2002 of $652,415 and cash distributions received from Local Partnerships of $126,876 (exclusive of distributions from Local Partnerships of $35,579 classified as other income and $846,531 classified as gain on disposal of local partnership interest in connection with the sale of Forest Village Housing Partnership ("Forest Village")), partially offset by advances to Local Partnerships of $209,573 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2003 include cumulative deferred administration fees and management fees of $1,564,903.

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

Registrant's operations for the years ended March 30, 2003, 2002 and 2001 resulted in net losses of $330,117, $1,396,994 and $3,375,703, respectively. The decrease in net loss from fiscal 2002 to fiscal 2003 is primarily attributable to (i) gain on disposal of local partnership interest of approximately $847,000 in connection with Forest Village and (ii) a decrease in equity in loss of investment in local partnerships of approximately $275,000, all partially offset by a decrease in interest revenue of approximately $38,000 resulting from the maturity of certain investments in bonds at higher than current interest rates and a reduction in money market rates. The decrease in net loss from fiscal 2001 to fiscal 2002 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $1,950,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during fiscal 2002 and 2001 as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $2,418,000 for the year ended December 31, 2002 includes gain on sale of property of approximately $1,367,000, depreciation and amortization expense of approximately $4,932,000 and interest on non-mandatory debt of approximately $809,000, and does not include principal payments on permanent mortgages of approximately $1,395,000. The Local Partnerships' net loss of approximately $3,114,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,541,000 and interest on non-mandatory debt of approximately $739,000, and does not include principal payments on permanent mortgages of approximately $1,274,000. The Local Partnerships' net loss of approximately $4,191,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $5,239,000 and interest on non-mandatory debt of approximately $709,000, and does not include principal payments on permanent mortgages of approximately $1,263,000. The results of operations of the Local Partnerships for the year ended December 31, 2002 are not necessarily indicative of results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In May 2002, Forest Village sold its underlying Property for $2,600,000. The combined statement of operations of the Local Partnerships for the year ended December 31, 2002 included in Note 5 in the accompanying financial statements reflects gain on sale of property of $1,367,286. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit recapture and repay Registrant for advances noted above. Registrant received $846,531 in connection with the sale and the purchaser is required to continue to operate the Property as low-income pursuant to Section 42 through the remainder of the Compliance Period. The statement of operations of Registrant for the year ended March 30, 2003 includes gain on disposal of local partnership interest of $846,531 in connection with Forest Village.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through September 30, 2003. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $187,000, excluding accrued management fees of approximately $42,000, for the year ended December 31, 2002. Under the terms of the Funding Agreements, Registrant has advanced $291,150 as of March 30, 2003, of which $95,933 was advanced during the year then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

During the year ended December 31, 2002, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $64,000. Registrant has made cumulative advances to Ann Ell of $439,545 as of March 30, 2003, of which $97,000 was advanced during the year then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $45,000 for the year ended December 31, 2002, which includes property management fees of approximately $13,000. Registrant has made cumulative advances to College Avenue of $27,790 as of March 30, 2003, of which $16,640 was advanced during the year then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton") require local general partners to fund all operating deficits through the Compliance Period. Powelton reported an operating deficit of approximately $45,000 for the year ended December 31, 2002. In addition, Powelton is approximately two months in arrears on its Mandatory Debt Service, including escrow and replacement reserve deposits. The local general partner has reported that the lender has not declared a default as a result of the arrearage and that payments on the real estate taxes are current. Registrant's investment balance in Powelton, after cumulative equity losses, became zero during the year ended March 30, 2002. Powelton generated approximately $2.6 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Hill Com II Associates Limited Partnership ("Hill Com II") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2002, Hill Com II incurred an operating deficit of approximately $39,000, which includes property management fees of approximately $23,000. Payments on the mortgage and real estate taxes are current. Hill Com II generated approximately $2.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

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

     o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

     o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on Registrant's financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on Registrant's financial position, results of operations or cash flows.


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

                          INDEPENDENT AUDITORS' REPORT



To the Partners
American Tax Credit Properties II L.P.

         We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder and Silverman

Bethesda, Maryland
June 17, 2003

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2003 AND 2002



                                                                   Notes        2003           2002
                                                                 ---------  -----------     -----------
ASSETS

Cash and cash equivalents                                           3,9        $775,452         $10,520
Investments in bonds                                                4,9       2,513,779       2,792,845
Investment in local partnerships                                    5,8       7,532,015       8,101,733
Interest receivable                                                   9          31,514          47,552
                                                                            -----------     -----------
                                                                            $10,852,760     $10,952,650
                                                                            ===========     ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                              8        $726,724        $698,440
   Payable to general partner and affiliate                         6,8         996,159         929,773
   Other liabilities                                                             20,600          27,600
                                                                            -----------     -----------
                                                                              1,743,483       1,655,813
                                                                            ===========     ===========
Commitments and contingencies                                      5,8

Partners' equity (deficit)                                         2,4

   General partner                                                             (403,451)       (400,150)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                    9,335,491       9,662,307
   Accumulated other comprehensive income, net                                  177,237          34,680
                                                                            -----------     -----------
                                                                              9,109,277       9,296,837
                                                                            -----------     -----------
                                                                            $10,852,760     $10,952,650
                                                                            ===========     ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001

                                               Notes          2003               2002             2001
                                              -------     -----------        -----------     ------------

REVENUE

Interest                                                  $   179,393        $    217,725    $     235,425
Other income from local partnerships                           35,579             26,093            4,158
                                                          -----------        -----------     ------------

TOTAL REVENUE                                                 214,972            243,818          239,583
                                                          -----------        -----------     ------------
EXPENSES

Administration fees                              8            293,193            299,307          299,307
Management fees                                 6,8           293,193            299,307          299,307
Professional fees                                              54,963             80,427           92,870
Printing, postage and other                                    97,856             34,316           46,076
                                                          -----------        -----------     ------------
TOTAL EXPENSES                                                739,205            713,357          737,560
                                                          -----------        -----------     ------------
Loss from operations                                         (524,233)          (469,539)        (497,977)

Equity in loss of investment in local
   partnerships                                   5          (652,415)          (927,455)      (2,877,726)
                                                          -----------        -----------     ------------

Loss prior to gain on disposal of local
   partnership interest                                    (1,176,648)        (1,396,994)      (3,375,703)

Gain on disposal of local partnership
   interest                                       5           846,531
                                                          -----------        -----------     ------------
NET LOSS                                                     (330,117)        (1,396,994)      (3,375,703)

Other comprehensive income                        4            142,557                41          150,497
                                                          -----------        -----------     ------------
COMPREHENSIVE LOSS                                        $  (187,560)       $(1,396,953)    $ (3,225,206)
                                                          ===========        ===========     ============
NET LOSS ATTRIBUTABLE TO                          2

   General partner                                            $(3,301)          $(13,970)        $(33,757)
   Limited partners                                          (326,816)        (1,383,024)      (3,341,946)
                                                          -----------        -----------     ------------
                                                          $  (330,117)       $(1,396,994)    $ (3,375,703)
                                                          ===========        ===========     ============




NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                                  $     (5.86)       $    (24.81)         $(59.95)
                                                          ===========        ===========     ============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001




                                                                                            Other
                                                     General            Limited         Comprehensive
                                                     Partner           Partners        Income (Loss),
                                                                                             Net                 Total
                                               ------------        ------------        ------------        ------------
Partners' equity (deficit), March 30, 2000     $   (352,423)       $ 14,387,277        $   (115,858)       $ 13,918,996

Net loss                                            (33,757)         (3,341,946)                             (3,375,703)

Other comprehensive income, net                                                             150,497             150,497
                                               ------------        ------------        ------------        ------------
Partners' equity (deficit), March 30, 2001         (386,180)         11,045,331              34,639          10,693,790

Net loss                                            (13,970)         (1,383,024)                             (1,396,994)

Other comprehensive income, net                                                                  41                  41
                                               ------------        ------------        ------------        ------------
Partners' equity (deficit), March 30, 2002         (400,150)          9,662,307              34,680           9,296,837

Net loss                                             (3,301)           (326,816)                              (330,117)

Other comprehensive income, net                                                             142,557             142,557
                                               ------------        ------------        ------------        ------------
Partners' equity (deficit), March 30, 2003     $   (403,451)       $  9,335,491        $    177,237        $  9,109,277
                                               ============        ============        ============        ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001



                                                                       2003                 2002                 2001
                                                                  -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                 $   160,703         $   177,040         $   211,952
Cash used for local partnerships for deferred expenses                 (7,000)             (7,000)             (7,000)
Cash paid for
   administration fees                                               (305,484)           (304,826)           (242,224)
   management fees                                                   (239,516)           (269,516)           (239,516)
   professional fees                                                  (68,149)            (62,215)            (87,316)
   printing, postage and other expenses                               (31,386)            (38,946)            (24,656)
                                                                  -----------         -----------         -----------
Net cash used in operating activities                                (490,832)           (505,463)           (388,760)
                                                                  -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                          1,008,986             226,436              81,877
Maturity/redemption and sale of bonds                                 456,351             400,573             306,264
Investment in local partnerships                                     (209,573)           (192,242)           (253,486)
Investments in bonds (includes accrued interest of $5,832)                                                   (306,142)
                                                                  -----------         -----------         -----------

Net cash provided by (used in) investing activities                 1,255,764             434,767            (171,487)
                                                                  -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents                  764,932             (70,696)           (560,247)

Cash and cash equivalents at beginning of year                         10,520              81,216             641,463
                                                                  -----------         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   775,452         $    10,520         $    81,216
                                                                  ===========         ===========         ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net                      $   142,557         $        41         $   150,497
                                                                  ===========         ===========         ===========

See reconciliation of net loss to net cash used in operating activities on page 21.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001


                                                                       2003               2002              2001
                                                                   -----------        -----------        -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES
Net loss                                                           $  (330,117)       $(1,396,994)       $(3,375,703)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                  652,415            927,455          2,877,726
   Distributions from local partnerships classified as other
     income                                                            (35,579)           (26,093)            (4,158)

   Gain on disposal of local partnership interest                     (846,531)
   Gain on redemption/sale of bonds                                                        (4,918)              (129)
   Amortization of net premium on investments in bonds                   4,354              5,817              8,387
   Accretion of zero coupon bonds                                      (39,082)           (39,082)           (39,082)
   Decrease (increase) in interest receivable                           16,038             (2,502)             7,351
   Increase (decrease) in accounts payable and accrued
     expenses                                                           28,284            (36,418)            26,974
   Increase in payable to general partner and affiliate                 66,386             74,272            116,874
   Decrease in other liabilities                                        (7,000)            (7,000)            (7,000)
                                                                   -----------        -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                              $  (490,832)       $  (505,463)       $  (388,760)
                                                                   ===========        ===========        ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2003, 2002 AND 2001


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


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

       Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemption or sale of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

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

       Recently Issued Accounting Standards

       In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Partnership's financial position, results of operations or cash flows.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


3.     Cash and Cash Equivalents

       As of March 30, 2003, the Partnership has $775,452 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.


4.     Investments in Bonds

       The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including the providing of operating advances resulting from circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

       As of March 30, 2003 certain information concerning investments in bonds is as follows:

                                                                          Gross             Gross
                                                       Amortized        unrealized        unrealized        Estimated
        Description and maturity                         cost             gains             losses         fair value
                                                      -----------      -----------       -----------       ----------

       Corporate debt securities
          After one year through five years           $ 1,653,135      $   107,810       $    (9,101)      $ 1,751,844
                                                      -----------      -----------       -----------       -----------
       U.S. Treasury debt securities
         After five years through ten years               678,555           78,387                --           756,942
                                                      -----------      -----------       -----------       -----------
       U.S. government and agency securities
         After one year through five years                  4,852              141                --             4,993
                                                      -----------      -----------       -----------       -----------
                                                      $ 2,336,542      $   186,338       $    (9,101)      $ 2,513,779
                                                      ===========      ===========       ===========       ===========


       As of March 30, 2002, certain information concerning investments in bonds is as follows:

                                                                          Gross             Gross
                                                       Amortized        unrealized        unrealized       Estimated
        Description and maturity                         cost             gains             losses         fair value
                                                      -----------      -----------        ----------       ----------

       Corporate debt securities
          Within one year                             $   450,800      $    13,605        $       --       $   464,405
          After one year through five years             1,656,689           49,033           (25,419)        1,680,303
                                                      -----------      -----------       -----------       -----------
                                                        2,107,489           62,638           (25,419)        2,144,708
                                                      -----------      -----------       -----------       -----------
       U.S. Treasury debt securities
         After five years through ten years               639,473               --            (3,034)          636,439
                                                      -----------      -----------       -----------       -----------
       U.S. government and agency securities
         After five years through ten years                11,203              495                --            11,698
                                                      -----------      -----------       -----------       -----------
                                                      $ 2,758,165      $    63,133       $   (28,453)      $ 2,792,845
                                                      ===========      ===========       ===========       ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5. Investment in Local Partnerships

     As of March 30, 2003, the Partnership owns a limited partnership interest in the following Local Partnerships:

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

     16.  De Queen Villas Limited Partnership;

     17.  Dermott Villas Limited Partnership;

     18.  Eagle View, Ltd.;

     19.  Elm Hill Housing Limited Partnership;

     20.  Eudora Manor Limited Partnership;

     21.  Harborside Housing Limited Partnership;

     22.  Hill Com I Associates Limited Partnership ("Hill Com I");

     23.  Hill Com II Associates Limited Partnership ("Hill Com II");

     24.  Hughes Manor Limited Partnership;

     25.  Ivy Family, L.P.; 26. Lakeside Housing Limited Partnership;

     27.  Lawrence Road Properties, Ltd.;

     28.  Lexington Estates Ltd., A Mississippi Limited Partnership;

     29.  Littleton Avenue Community Village, L.P.;

     30.  Lula Courts Ltd., L.P.;

     31.  Magee Elderly, L.P.;

     32.  Mirador del Toa Limited Partnership;

     33.  Nixa Heights Apartments, L.P.;

     34.  North Hills Farms Limited Partnership;

     35.  Patton Place Limited Partnership ("Patton Place");

     36.  Plantersville Family, L.P.;

     37.  Powelton Gardens Associates ("Powelton Gardens");

     38.  Purvis Heights Properties, L.P.;

     39.  Queen Lane Investors;

     40.  Renova Properties, L.P.;

     41.  Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");

     42.  Simpson County Family, L.P.;

     43.  Summers Village Limited Partnership;

     44.  Tchula Courts Apartments, L.P.;

     45.  The Pendleton (A Louisiana Partnership in Commendam);

     46.  Trenton Heights Apartments, L.P.;

     47.  Twin Pine Family, L.P.;

     48.  Village Creek Limited Partnership; and

     49.  York Park Associates Limited Partnership*.

          *An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


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


       The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $46,387,490, which includes advances made to certain Local Partnerships. As of December 31, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,747,000 and accrued interest payable on such loans totaling approximately $7,516,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

       Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see
       Note 1). The amount of such excess losses applied to other partners' capital was $2,665,779, $2,125,501 and $1,916,796 for the years ended
       December 31, 2002, 2001 and 2000, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

       As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in Hill Com I by $279,273 for the year ended March 30, 2002, and in Hill Com I, Hill Com II and Powelton Gardens by $387,000, $409,511 and $141,000, respectively, for the year ended March 30, 2001. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

       The combined balance sheets of the Local Partnerships as of December 31, 2002 and 2001 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2002, 2001 and 2000 are reflected on pages 27 and 28, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.     Investment in Local Partnerships (continued)

       The combined balance sheets of the Local Partnerships as of December 31, 2002 and 2001 are as follows:

                                                                         2002                  2001
                                                                     -------------          -------------
      ASSETS
       Cash and cash equivalents                                     $   1,820,263          $   2,127,352
       Rents receivable                                                    426,140                431,523
       Escrow deposits and reserves                                      6,047,039              5,755,211
       Land                                                              3,930,673              4,180,673
       Buildings and improvements (net of accumulated
           depreciation of $64,933,253 and $61,229,767)                 78,780,411             84,160,541
       Intangible assets (net of accumulated amortization
           of $1,382,176 and $1,258,567)                                 1,327,698              1,407,245
       Other assets                                                      1,425,671              1,387,096
                                                                     -------------          -------------
                                                                     $  93,757,895          $  99,449,641
                                                                     =============          =============
       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

       Liabilities

           Accounts payable and accrued expenses                     $   2,014,029          $   1,812,873
           Due to related parties                                        3,805,439              4,165,047
           Mortgage loans                                               85,746,594             88,453,937
           Notes payable                                                 1,259,422              1,418,799
           Accrued interest                                              7,515,988              6,958,723
           Other liabilities                                               700,106                710,234
                                                                     -------------          -------------
                                                                       101,041,578            103,519,613
                                                                     -------------          -------------
       Partners' equity (deficit)

           American Tax Credit Properties II L.P.
              Capital contributions, net of distributions               44,786,623             45,555,964
              Cumulative loss                                          (36,111,424)           (35,459,009)
                                                                     -------------          -------------
                                                                         8,675,199             10,096,955
                                                                     -------------          -------------

           General partners and other limited partners
                Capital contributions, net of distributions              3,072,216              3,098,307
                Cumulative loss                                        (19,031,098)           (17,265,234)
                                                                     -------------          -------------

                                                                       (15,958,882)           (14,166,927)
                                                                     -------------          -------------
                                                                       (7,283,683)             (4,069,972)
                                                                     -------------          -------------
                                                                     $  93,757,895          $  99,449,641
                                                                     =============          =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.     Investment in Local Partnerships (continued)

       The combined statements of operations of the Local Partnerships for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                   2002                 2001                2000
                                                                ------------        ------------        ------------
      REVENUE

       Rental                                                   $ 21,329,310        $ 21,389,069        $ 20,607,114
       Interest and other                                            758,544             693,807             749,692
                                                                ------------        ------------        ------------
       TOTAL REVENUE                                              22,087,854          22,082,876          21,356,806


       EXPENSES

       Administrative                                              3,767,107           3,788,594           3,874,564
       Utilities                                                   3,180,965           3,427,028           2,702,949
       Operating and maintenance                                   4,802,324           4,572,352           4,972,828
       Taxes and insurance                                         3,115,874           2,712,638           2,550,207
       Financial                                                   6,074,798           6,155,379           6,208,603
       Depreciation and amortization                               4,935,382           4,540,540           5,239,002
                                                                ------------        ------------        ------------
       TOTAL EXPENSES                                             25,873,419          25,196,531          25,548,153
                                                                ------------        ------------        ------------
       LOSS FROM OPERATIONS
           BEFORE GAIN ON SALE OF
           PROPERTY                                               (3,785,565)         (3,113,655)         (4,191,347)

       Gain on sale of property                                    1,367,286
                                                                ------------        ------------        ------------
       NET LOSS                                                 $ (2,418,279)       $ (3,113,655)       $ (4,191,347)
                                                                ============        ============        ============


       NET LOSS ATTRIBUTABLE TO

           American Tax Credit Properties II L.P.               $   (652,415)       $   (648,186)       $ (1,940,215)
           General partners and other limited
              partners, which includes specially
              allocated items of revenue to certain
              general partners of $1,249,414, $54,577
              and $59,700, and Partnership loss in
              excess of investment of $2,665,779,
              $2,125,501 and $1,916,796
                                                                  (1,765,864)         (2,465,469)         (2,251,132)
                                                                ------------        ------------        ------------
                                                                $ (2,418,279)       $ (3,113,655)       $ (4,191,347)
                                                                ============        ============        ============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

5.       Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2003 is as follows:


                                                                           Partnership's
                                                                            equity in      Adjustment        Cash      Investment
                                             Investment                       income        to carrying  distributions   in Local
                                              in Local      Investment     (loss) for     value during     received    Partnership
                                             Partnership    during the         the          the year      during the   balance as
Name of Local Partnership                    balance as     year ended      year ended        ended       year ended    of March
                                              of March      March 30,      December 31,      March 30,     March 30,        30,
                                              30, 2002         2003            2002            2003         2003 (3)       2003
-------------------------------------------- ------------- -------------- --------------- ------------- -------------- ------------
 1989 Westview Arms Limited Partnership      $    60,383   $       --     $   28,575       $    --      $       --    $  88,958
2000-2100 Christian Street Associates                 --       44,980        (44,980) (1)       --              --           --
Ann Ell Apartments Associates, Ltd.                   --       97,000        (97,000) (1)       --              --           --
Auburn Hills Apartments Limited Partnership           --           --             --  (2)       --              --           --
Auburn Hills Townhouses Limited Partnership      664,858           --       (134,813)           --         (5,000)      525,045
Batesville Family, L.P.                               --           --              -- (2)       --              --           --
Browning Road Phase I, L.P.                           --           --              -- (2)       --              --           --
Bruce Housing Associates, L.P.                     9,621           --         (3,750)           --              --        5,871
Canton Partners, L.P.                                 --           --              -- (2)       --              --           --
Carrington Limited Dividend Housing
  Association Limited Partnership                200,696           --        (62,612)           --              --      138,084
Christian Street Associates Limited
    Partnership                                       --       50,953        (50,953) (1)       --              --           --
Cityside Apartments, Phase II, L.P.                   --           --              -- (2)       --              --           --
Cleveland Square, Ltd.                                --           --              -- (2)       --              --           --
College Avenue Apartments Limited
    Partnership                                       --       16,640        (16,640) (1)       --              --           --
Corrigan Square, Ltd.                                 --           --              -- (2)       --              --           --
De Queen Villas Limited Partnership                   --           --              -- (2)       --              --           --
Dermott Villas Limited Partnership                    --           --              -- (2)       --              --           --
Eagle View, Ltd.                                      --           --              -- (2)       --              --           --
Elm Hill Housing Limited Partnership           1,780,554           --       (106,906)           --       (116,339)     1,557,309
Eudora Manor Limited Partnership                      --           --              -- (2)       --              --           --
Forest Village Housing Partnership                    --           --              -- (2)       --              --           --
Harborside Housing Limited Partnership         1,692,849           --       (121,853)           --              --    1,570,996
Hill Com I Associates Limited Partnership             --           --              -- (2)       --              --           --
Hill Com II Associates Limited Partnership            --           --              -- (2)       --              --           --
Hughes Manor Limited Partnership                      --           --              -- (2)       --              --           --
Ivy Family, L.P.                                      --           --              -- (2)       --              --           --
Lakeside Housing Limited Partnership                  --           --              -- (2)       --              --           --
Lawrence Road Properties, Ltd.                        --           --              -- (2)       --              --           --
Lexington Estates Ltd.                                --           --              -- (2)       --              --           --
Littleton Avenue Community Village, L.P.              --           --              -- (2)       --              --           --
Lula Courts Ltd., L.P.                                --           --              -- (2)       --              --           --
Magee Elderly, L.P.                                   --           --              -- (2)       --              --           --
Mirador del Toa Limited Partnership                   --           --              -- (2)       --              --           --
Nixa Heights Apartments, L.P.                         --           --              -- (2)       --              --           --
North Hills Farms Limited Partnership          3,451,929           --         42,737            --         (5,000)    3,489,666
Patton Place Limited Partnership                 174,876           --        (31,961)           --              --      142,915
Plantersville Family, L.P.                            --           --              -- (2)       --              --           --
Powelton Gardens Associates                           --           --              -- (2)       --              --           --
Purvis Heights Properties, L.P.                   27,581           --        (13,873)           --           (537)       13,171
Queen Lane Investors                                  --           --              -- (2)       --              --           --
Renova Properties, L.P.                               --           --              -- (2)       --              --           --
Santa Juanita Limited Dividend Partnership
    L.P.                                           38,386          --        (38,386) (1)       --              --           --
Simpson County Family, L.P.                           --           --              -- (2)       --              --           --
Summers Village Limited Partnership                   --           --              -- (2)       --              --           --
Tchula Courts Apartments, L.P.                        --           --              -- (2)       --              --           --
The Pendleton                                         --           --              -- (2)       --              --           --
Trenton Heights Apartments, L.P.                      --           --              -- (2)       --              --           --
Twin Pine Family, L.P.                                --           --              -- (2)       --              --           --
Village Creek Limited Partnership                     --           --              -- (2)       --              --           --
York Park Associates Limited Partnership              --           --              -- (2)       --              --           --
                                             -----------     --------     ----------      --------      ---------   -----------
                                             $ 8,101,733     $209,573     $ (652,415)     $     --      $(126,876)  $ 7,532,015
                                             ===========     ========     ==========      ========      =========   ===========

     (1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

     (2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

     (3) The total excludes $35,579 of distributions received classified as other income from local partnerships.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

5.       Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2002 is as follows:


                                                                          Partnership's
                                                                            equity in     Adjustment         Cash      Investment
                                             Investment                      income       to carrying   distributions   in Local
                                              in Local      Investment     (loss) for    value during      received    Partnership
                                             Partnership    during the         the         the year       during the   balance as
                                             balance as     year ended      year ended       ended        year ended    of March
                                              of March      March 30,     December 31,     March 30,      March 30,        30,
Name of Local Partnership                     30, 2001         2002           2001            2002         2002 (4)        2002
-------------------------------------------- ------------- -------------- --------------- ------------- -------------- ------------
 1989 Westview Arms Limited Partnership     $   67,155      $    --      $   (6,772)         $     --     $     --      $ 60,383
2000-2100 Christian Street Associates               --       44,102         (44,102)(1)            --           --            --
Ann Ell Apartments Associates, Ltd.                 --       81,027         (81,027)(1)            --           --            --
Auburn Hills Apartments Limited Partnership         --           --               --(2)            --           --            --
Auburn Hills Townhouses Limited Partnership    388,752           --         281,106                --      (5,000)       664,858

Batesville Family, L.P.                             --           --              -- (2)            --           --            --
Browning Road Phase I, L.P.                         --           --              -- (2)            --           --            --
Bruce Housing Associates, L.P.                  17,635           --          (8,014)               --           --         9,621
Canton Partners, L.P.                               --           --              -- (2)            --           --            --
Carrington Limited Dividend Housing
  Association Limited Partnership              275,025           --         (74,329)               --           --       200,696
Christian Street Associates Limited
    Partnership                                     --       46,544         (46,544)(1)            --           --            --
Cityside Apartments, Phase II, L.P.            217,866           --        (217,866)(1)            --           --            --
Cleveland Square, Ltd.                              --           --              -- (2)            --           --            --
College Avenue Apartments Limited                   --       11,150         (11,150)(1)            --           --            --
    Partnership
Corrigan Square, Ltd.                               --           --              -- (2)            --           --            --
De Queen Villas Limited Partnership                 --           --              -- (2)            --           --            --
Dermott Villas Limited Partnership                  --           --              -- (2)            --           --            --
Eagle View, Ltd.                                    --           --              -- (2)            --           --            --
Elm Hill Housing Limited Partnership         2,036,747           --        (135,234)               --    (120,959)     1,780,554
Eudora Manor Limited Partnership                    --           --              -- (2)            --           --            --
Forest Village Housing Partnership                  --        9,419          (9,419)(1)            --           --            --
Harborside Housing Limited Partnership       1,784,095 -          -         (91,246)               --           --     1,692,849
Hill Com I Associates Limited Partnership      345,449           --         (66,176)       (279,273)(3)         --            --
Hill Com II Associates Limited Partnership          --           --              -- (2)            --           --            --
Hughes Manor Limited Partnership                 5,368           --          (5,368)(1)           --           --            --
Ivy Family, L.P.                                 5,542           --          (5,542)(1)             --           --            --
Lakeside Housing Limited Partnership           154,117           --         (85,807)(1)            --     (68,310)            --
Lawrence Road Properties, Ltd.                      --           --              -- (2)            --           --            --
Lexington Estates Ltd.                              --           --              -- (2)            --           --            --
Littleton Avenue Community Village, L.P.            --           --              -- (2)            --           --            --
Lula Courts Ltd., L.P.                              --           --              -- (2)            --           --            --
Magee Elderly, L.P.                              2,680           --          (2,680)(1)            --           --            --
Mirador del Toa Limited Partnership                 --           --              -- (2)            --           --            --
Nixa Heights Apartments, L.P.                       --           --              -- (2)            --           --            --
North Hills Farms Limited Partnership        3,343,268           --          113,661               --      (5,000)     3,451,929
Patton Place Limited Partnership               217,347           --          (42,471)              --           --       174,876

Plantersville Family, L.P.                          --           --              -- (2)            --           --            --
Powelton Gardens Associates                     21,138           --         (21,138)(1)            --           --            --
Purvis Heights Properties, L.P.                 35,474           --          (6,819)               --      (1,074)        27,581
Queen Lane Investors                                --           --              -- (2)            --           --            --
Renova Properties, L.P.                             --           --              -- (2)            --           --            --
Santa Juanita Limited Dividend Partnership
    L.P.                                        91,527           --         (53,141)               --           --        38,386
Simpson County Family, L.P.                         --           --              -- (2)            --           --            --
Summers Village Limited Partnership                 --           --              -- (2)            --           --            --
Tchula Courts Apartments, L.P.                      --           --              -- (2)            --           --            --
The Pendleton                                   28,104           --         (28,104)(1)            --           --            --
Trenton Heights Apartments, L.P.                    --           --              -- (2)            --           --            --
Twin Pine Family, L.P.                              --           --              -- (2)            --           --            --
Village Creek Limited Partnership                   --           --              -- (2)            --           --            --
York Park Associates Limited Partnership            --           --              -- (2)            --           --            --
                                            ----------     --------       ----------       ---------    ---------      ---------
                                            $9,037,289     $192,242       $ (648,182)      $(279,273)   $(200,343)     8,101,733
                                            ==========     ========       ==========       =========    =========      =========


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 2002 is as follows:

                                                                   Mortgage                       Buildings and      Accumulated
    Name of Local Partnership                                   loans payable        Land          improvements     depreciation
    ----------------------------------------------------------- --------------- ---------------- ----------------- ----------------

    1989 Westview Arms Limited Partnership                      $      419,628  $       20,275   $      736,245    $     (261,699)
    2000-2100 Christian Street Associates                            2,422,116              --           31,325            (2,929)
    Ann Ell Apartments Associates, Ltd.                              2,080,739         199,645        2,838,576        (1,281,124)
    Auburn Hills Apartments Limited Partnership                        789,506          48,245        1,013,162          (342,278)
    Auburn Hills Townhouses Limited Partnership                      6,149,970         225,000       12,433,438        (6,332,273)
    Batesville Family, L.P.                                          1,428,095          52,000        1,816,601          (705,028)
    Browning Road Phase I, L.P.                                        825,887          43,000        1,065,616          (531,491)
    Bruce Housing Associates, L.P.                                   1,096,634          16,000        1,460,299          (675,664)
    Canton Partners, L.P.                                            1,441,115          35,000        1,851,581          (866,917)
    Carrington Limited Dividend Housing
        Association Limited Partnership                              3,313,001         200,000        6,576,478        (2,992,681)
    Christian Street Associates Limited Partnership                  2,242,759              --           41,753           (12,105)
    Cityside Apartments, Phase II, L.P.                              7,096,177          87,997       14,242,965        (6,621,958)
    Cleveland Square, Ltd.                                             818,128          20,000        1,187,823          (575,349)
    College Avenue Apartments Limited Partnership                      591,205          24,600          999,333           465,106
    Corrigan Square, Ltd.                                            1,408,872          63,358        1,890,344          (901,630)
    De Queen Villas Limited Partnership                              1,145,828          37,000        1,687,412          (547,118)
    Dermott Villas Limited Partnership                               1,053,235          15,000        1,356,414          (461,337)
    Eagle View, Ltd.                                                   400,233          35,000          496,686          (170,160)
    Elm Hill Housing Limited Partnership                             6,759,070         119,200       12,530,741        (5,183,382)
    Eudora Manor Limited Partnership                                   744,916          16,000          939,977          (316,356)
    Harborside Housing Limited Partnership                           2,728,409          39,400        6,594,750        (2,683,625)
    Hill Com I Associates Limited Partnership                        1,165,986         143,404       2,968,,501        (1,297,760)
    Hill Com II Associates Limited Partnership                         938,031         112,110        2,241,227        (1,006,135)
    Hughes Manor Limited Partnership                                 1,103,878          16,007        1,422,747          (479,278)
    Ivy Family, L.P.                                                   778,437          11,000        1,075,733          (501,620)
    Lakeside Housing Limited Partnership                             7,440,473          50,000       11,938,171        (5,018,636)
    Lawrence Road Properties, Ltd.                                     752,561          50,000          947,764          (358,996)
    Lexington Estates Ltd.                                             700,923          30,750          878,186          (449,699)
    Littleton Avenue Community Village, L.P.                         4,303,080         512,331        7,213,019        (3,273,788)
    Lula Courts Ltd., L.P.                                             694,485          19,600          896,918          (448,990)
    Magee Elderly, L.P.                                                586,158          30,000          720,498          (285,659)
    Mirador del Toa Limited Partnership                              1,864,895         105,000        2,341,013        (1,155,272)
    Nixa Heights Apartments, L.P.                                      994,999          31,500        1,314,353          (473,023)
    North Hills Farms Limited Partnership                            3,296,998         525,000       13,180,670        (7,298,465)
    Patton Place Limited Partnership                                   963,950          56,015        1,765,001          (573,574)
    Plantersville Family, L.P.                                         591,701          12,000          775,241          (373,151)
    Powelton Gardens Associates                                        843,917          29,207        1,972,575          (893,248)
    Purvis Heights Properties, L.P.                                  1,136,111          47,000        1,506,005          (541,865)
    Queen Lane Investors                                             1,532,919          60,301        2,781,754        (1,188,295)
    Renova Properties, L.P.                                            632,811          22,700          814,218          (402,949)
    Santa Juanita Limited Dividend Partnership L.P.                  1,429,828         228,718        2,430,592        (1,115,681)
    Simpson County Family, L.P.                                        807,422          24,700        1,025,902          (476,380)
    Summers Village Limited Partnership                                802,017          71,000          969,818          (326,920)
    Tchula Courts Apartments, L.P.                                     729,442          10,000          920,260          (547,662)
    The Pendleton                                                      554,957          40,000        1,269,163          (636,288)
    Trenton Heights Apartments, L.P.                                   435,851          29,200          591,572          (248,388)
    Twin Pine Family, L.P.                                             599,282           7,000          809,133          (381,761)
    Village Creek Limited Partnership                                1,203,327          37,950        1,471,698          (528,563)
    York Park Associates Limited Partnership                         3,906,632         321,460        5,675,813        (2,720,997)
                                                                --------------  --------------   --------------    --------------
                                                                $   85,746,594  $    3,930,673   $  143,713,664    $  (64,933,253)
                                                                ==============  ==============   ==============    ==============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 2001 is as follows:


                                                                   Mortgage                       Buildings and      Accumulated
    Name of Local Partnership                                   loans payable        Land          improvements     depreciation
    ----------------------------------------------------------- --------------- ---------------- ----------------- ----------------

    1989 Westview Arms Limited Partnership                      $      444,599  $       20,275   $      736,245    $     (244,123)
    2000-2100 Christian Street Associates                            2,474,296              --           31,325            (1,790)
    Ann Ell Apartments Associates, Ltd.                              2,134,064         199,645        2,838,576        (1,176,850)
    Auburn Hills Apartments Limited Partnership                        792,112          48,245        1,013,162          (317,793)
    Auburn Hills Townhouses Limited Partnership                      6,236,893         225,000       12,329,691        (5,872,681)
    Batesville Family, L.P.                                          1,431,853          52,000        1,816,601          (656,198)
    Browning Road Phase I, L.P.                                        834,094          43,000        1,061,001          (484,390)
    Bruce Housing Associates, L.P.                                   1,100,431          16,000        1,441,646          (622,106)
    Canton Partners, L.P.                                            1,444,937          35,000        1,851,080          (795,645)
    Carrington Limited Dividend Housing
        Association Limited Partnership                              3,349,699         200,000        6,524,793        (2,744,908)
    Christian Street Associates Limited Partnership                  2,315,225              --           36,189            (8,122)
    Cityside Apartments, Phase II, L.P.                              7,225,344          87,997       14,242,965        (6,104,086)
    Cleveland Square, Ltd.                                             824,701          20,000        1,177,656          (526,757)
    College Avenue Apartments Limited Partnership                      595,011          24,600          999,333          (424,920)
    Corrigan Square, Ltd.                                            1,420,904          63,358        1,888,580          (831,196)
    De Queen Villas Limited Partnership                              1,157,536          37,000        1,686,819          (506,224)
    Dermott Villas Limited Partnership                               1,056,764          15,000        1,353,243          (427,761)
    Eagle View, Ltd.                                                   403,931          35,000          496,686          (158,357)
    Elm Hill Housing Limited Partnership                             6,804,401         119,200       12,530,741        (4,867,960)
    Eudora Manor Limited Partnership                                   747,071          16,000          939,452          (293,191)
    Forest Village Housing Partnership                               1,483,913         250,000        2,273,454        (1,019,330)
    Harborside Housing Limited Partnership                           2,924,624          39,400        6,594,750        (2,513,825)
    Hill Com I Associates Limited Partnership                        1,165,986         143,404        2,926,545        (1,188,026)
    Hill Com II Associates Limited Partnership                         938,031         112,110        2,183,158          (923,645)
    Hughes Manor Limited Partnership                                 1,107,276          16,007        1,422,747          (444,091)
    Ivy Family, L.P.                                                   783,986          11,000        1,067,700          (459,469)
    Lakeside Housing Limited Partnership                             7,436,465          50,000       11,938,171        (4,722,853)
    Lawrence Road Properties, Ltd.                                     754,841          50,000          943,132          (334,816)
    Lexington Estates Ltd.                                             703,328          30,750          875,930          (416,496)
    Littleton Avenue Community Village, L.P.                         4,303,080         512,331        7,147,462        (2,976,439)
    Lula Courts Ltd., L.P.                                             696,526          19,600          887,958          (412,391)
    Magee Elderly, L.P.                                                587,752          30,000          716,577          (267,636)
    Mirador del Toa Limited Partnership                              1,870,929         105,000        2,335,743        (1,069,149)
    Nixa Heights Apartments, L.P.                                      998,461          31,500        1,314,353          (446,199)
    North Hills Farms Limited Partnership                            3,615,303         525,000       13,048,098        (6,860,190)
    Patton Place Limited Partnership                                   968,270          56,015        1,765,001          (529,287)
    Plantersville Family, L.P.                                         594,079          12,000          762,533          (343,573)
    Powelton Gardens Associates                                       882,8003          29,207        1,960,851          (819,423)
    Purvis Heights Properties, L.P.                                  1,139,573          47,000        1,498,309          (502,897)
    Queen Lane Investors                                             1,543,391          60,301        2,778,023        (1,081,767)
    Renova Properties, L.P.                                            634,691          22,700          810,814          (372,118)
    Santa Juanita Limited Dividend Partnership L.P.                  1,443,590         228,718        2,429,898        (1,023,187)
    Simpson County Family, L.P.                                        809,563          24,700        1,020,163          (436,417)
    Summers Village Limited Partnership                                804,429          71,000          969,818          (303,394)
    Tchula Courts Apartments, L.P.                                     731,894          10,000          919,420          (519,582)
    The Pendleton                                                      566,748          40,000        1,269,163          (588,707)
    Trenton Heights Apartments, L.P.                                   437,301          29,200          591,572          (233,856)
    Twin Pine Family, L.P.                                             603,819           7,000          797,832          (349,374)
    Village Creek Limited Partnership                                1,206,875          37,950        1,469,536          (491,147)
    York Park Associates Limited Partnership                         3,922,544         321,460        5,675,813        (2,515,425)
                                                                --------------  --------------   --------------    --------------
                                                                $   88,453,937  $    4,180,673   $  145,390,308    $  (61,229,767)
                                                                ==============  ==============   ==============    ==============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.    Investment in Local Partnerships (continued)

      The summary of property activity during the year ended December 31, 2002 is as follows:


                                                                     Net change during
                                               Balance as of           the year ended           Balance as of
                                             December 31, 2001       December 31, 2002        December 31, 2002
                                             -----------------       -----------------        -----------------

     Land                                   $     4,180,673            $     (250,000)         $     3,930,673
     Buildings and improvements                 145,390,308                (1,676,644)             143,713,664
                                            ---------------            --------------          ---------------
                                                149,570,981                (1,926,644)             147,644,337
     Accumulated depreciation                   (61,229,767)               (3,703,486)             (64,933,253)
                                            ---------------            --------------          ---------------
                                            $    88,341,214            $   (5,630,130)         $    82,711,084
                                            ===============            ==============          ===============

      Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through September 30, 2003. Under the terms of the Funding Agreements, the Partnership has advanced $291,150 as of March 30, 2003, of which $95,933 and $90,646, respectively, was advanced during the years ended March 30, 2003 and 2002. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note
      1).

      The Partnership advanced $97,000 and $81,027 during the years ended March 30, 2003 and 2002, respectively, to Ann Ell to fund operating deficits. Cumulative advances as of March 30, 2003 are $439,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note
      1).

      The Partnership advanced $16,640 and $11,150 during the years ended March 30, 2003 and 2002, respectively, to College Avenue to fund operating deficits. Cumulative advances as of March 30, 2003 are $27,790. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.    Investment in Local Partnerships (continued)

      In May 2002, Forest Village sold its underlying Property for $2,600,000. The combined statement of operations of the Local Partnerships for the year ended December 31, 2002 included herein Note 5 reflects gain on sale of property of $1,367,286. The sale proceeds were utilized to repay the outstanding mortgages in full, post a bond for the purpose of avoiding Low-income Tax Credit recapture and repay the Partnership for advances discussed above. The Partnership received $846,531 in connection with the sale and the purchaser is required to continue to operate the Property as low-income pursuant to Section 42 through the remainder of the Compliance Period. The accompanying financial statements for the year ended March 30, 2003 include gain on disposal of local partnership interest of $846,531 in connection with Forest Village.

      An affiliate of the General Partner was the temporary local general partner of Forest Village. Since March 30, 1995, the Partnership has had a zero investment balance in Forest Village and continued to account for such investment under the equity method of accounting. The mortgage loans of Forest Village were nonrecourse to the Partnership. Selected balance sheet data of Forest Village as of December 31, 2001 includes land and building of $1,504,124 net of accumulated depreciation of $1,019,330, total assets of $1,603,066, mortgage loans and accrued interest of $1,590,394, total liabilities of $2,059,088 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $456,022. Selected balance sheet data of Forest Village as of December 31, 2000 includes land and building of $1,609,844 net of accumulated depreciation of $913,610, total assets of $1,651,768, mortgage loans and accrued interest of $1,587,033, total liabilities of $2,046,768 (of which $378,101 represents advances due to the Partnership) and partners' deficit of $395,000. Selected statement of operations data for the period through the date of sale in 2002 includes rental income of $169,207, gain on sale of property of $1,296,695, interest and other revenue of $12,952, interest expense of $126,409, depreciation and amortization expenses of $46,432, operating and maintenance expenses of $46,260, administrative expenses of $33,174, utilities expenses of $22,949 and taxes and insurance expenses of $15,508. Selected statement of operations data for the year ended December 31, 2001 includes rental income of $477,874, interest and other revenue of $15,285, interest expense of $130,745, depreciation and amortization expenses of $108,706, operating and maintenance expenses of $119,909, administrative expenses of $92,836, utilities expenses of $43,154 and taxes and insurance expenses of $58,144. Selected statement of operations data for the year ended December 31, 2000 includes rental income of $309,045, interest and other revenue of $61,519, interest expense of $134,444, depreciation and amortization expenses of $89,928, operating and maintenance expenses of $459,170, administrative expenses of $83,243, utilities expenses of $38,480 and taxes and insurance expenses of $63,769.


6.    Transactions with General Partner and Affiliates

      For the years ended March 30, 2003, 2002 and 2001, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                      2003                      2002                        2001
                                            -----------------------   -----------------------   ---------------------------
                                               Paid       Incurred       Paid       Incurred        Paid         Incurred
                                            -----------------------   -----------------------   ---------------------------
         Management fees (see Note 8)       $  239,516   $293,193     $  269,516     $299,307     $   239,516    $299,307

         Administration fees (see Note 8)      280,484    293,193        254,826      299,307         242,224     299,307

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


6.       Transactions with General Partner and Affiliates (continued)

      For the years ended December 31, 2002, 2001 and 2000, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                                    2003                      2002                        2001
                                          -----------------------   -----------------------   ---------------------------
                                             Paid       Incurred       Paid       Incurred        Paid         Incurred
                                          -----------------------   -----------------------   ---------------------------
       Property management fees           $ 177,405    $  142,315   $ 101,513      $146,756     $117,080        $136,107

       Insurance and other services         121,687       106,631     106,694       108,380       90,351          93,208




7.    Taxable Loss

      A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2003, 2002 and 2000 to the tax return net loss for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                      2003                 2002             2001
       Financial statement net loss for the years ended
          March 30, 2003, 2002 and 2001                            $  (330,117)      $(1,396,994)      $(3,375,703)

       Add (less) net transactions occurring between
          January 1, 2000 to March 30, 2000                                 --                --          (115,420)
          January 1, 2001 to March 30, 2001                                 --          (122,139)          122,139
          January 1, 2002 to March 30, 2002                           (131,136)          131,136                --
          January 1, 2003 to March 30, 2003                             91,275                --                --
                                                                   -----------       -----------       -----------
       Adjusted financial statement net loss for the years
          ended December 31, 2002, 2001 and 2000                      (369,978)       (1,387,997)       (3,368,984)


       Adjustment to management and administration fees
          pursuant to Internal Revenue Code Section 267                118,815           116,144            96,464

       Differences arising from gain on disposal of local
          partnership interest                                        (218,968)               --                --

       Differences arising from equity in loss of investment
          in local partnerships                                     (3,655,779)       (2,723,735)       (1,264,990)

       Other income from local partnerships                            (37,261)          (26,021)             (958)

       Other differences                                                  (300)           (5,917)           (4,921)
                                                                   -----------       -----------       -----------
       Tax return net loss for the years ended December 31,
          2002, 2001 and 2000                                      $(4,163,471)      $(4,027,526)      $(4,543,389)
                                                                   ===========       ===========       ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


7.       Taxable Loss (continued)


      The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2002 and 2001 are as follows:

                                                                           2002              2001
                                                                       -------------     -------------
      Investment in local partnerships - financial reporting           $   7,467,007     $   8,076,136
      Investment in local partnerships - tax                              (1,173,029)        2,281,776
                                                                       -------------     -------------
                                                                       $   8,640,036     $   5,794,360
                                                                       =============     =============

       Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.


8.     Commitments and Contingencies

       Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $205,235 for the year ended March 30, 2003 and $209,514 for each of the two years in the period ended March 30, 3002. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $87,958 for the year ended March 30, 2003 and $89,793 for each of the two years in the period ended March 30, 2002. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Additional Management Fees in the amount of $818,856 and $765,179 are included in payable to general partner and affiliate in the accompanying balance sheets as of March 30, 2003 and 2002, respectively.

       In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $205,235 for the year ended March 30, 2003 and $209,514 for each of the two years in the period ended March 30, 2002. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $87,958 for the year ended March 30, 2003 and $89,793 for each of the two years in the period ended March 30, 2002. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Additional Administration Fees due to MLFA in the amount of $568,740 and $593,740 are included in accounts payable and accrued expenses as of March 30, 2003 and 2002, respectively, in the accompanying balance sheets. Cumulative unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $177,303 and $164,594 are included in due to general partner and affiliate in the accompanying balance sheets as of March 30, 2003 and 2002, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


8.     Commitments and Contingencies (continued)

       The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.


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


       The estimated fair value of the Partnership's financial instruments as of March 30, 2003 and 2002 are disclosed elsewhere in the financial statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


10.    Quarterly Financial Information - Unaudited

       The following is a summary of results of operations for each of the four quarters for the years indicated:

                                       First                 Second                Third              Fourth
                                      Quarter               Quarter               Quarter                Quarter
                                  ---------------       ---------------       ---------------     -----------------
       2003
       ----

       Total revenue                  $   73,590            $   49,195            $   49,556           $   42,631

       Loss from operations              (86,399)             (119,392)             (132,167)            (186,275)

       Equity in loss of investment
         in local partnerships          (196,707)             (121,604)             (236,303)             (97,801)

       Gain on disposal of local
         partnership interest            732,000                  --                 114,531                 --

       Net earnings (loss)               448,894              (240,996)             (253,939)           (284,076)

       2002

       Total revenue                  $   76,701            $   55,762            $   55,351           $   56,004

       Loss from operations              (98,132)             (115,716)             (124,555)            (131,136)

       Equity in income (loss)
         of investment
         in local partnerships          (642,513)             (333,519)             (119,357)             167,934

       Net earnings (loss)              (740,645)             (449,235)             (243,912)             36,798

       2001

       Total revenue                  $   63,251            $   62,284            $   60,196           $   53,852

       Loss from operations             (117,940)             (136,096)             (121,802)            (122,139)

       Equity in loss of investment
         in local partnerships          (346,845)             (490,217)             (136,241)          (1,904,423)

       Net loss                         (464,785)             (626,313)             (258,043)          (2,026,562)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and directors of Richman Tax Credits are:


                                 Served in present
            Name                 capacity since (1)            Position held
     -----------------------     ----------------------     ----------------------------

     Richard Paul Richman        October 26, 1988           Director
     David A. Salzman            February 1, 2001           President
     Neal Ludeke                 October 26, 1988           Vice President and Treasurer
     Gina S. Dodge               October 26, 1988           Secretary

     -----------------------------------------------------------------------------------

     (1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.


Richard Paul Richman, age 55, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 42, is the President of Richman Tax Credits and is a minority stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 45, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax Credits. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 47, is the Secretary of Richman Tax Credits. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.


Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 2003, Richman Tax Credits did not pay any remuneration to any of its officers or its director.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Affiliates of Everest Properties, Inc., having the mailing address 155 N. Lake Avenue, Suite 1000, Pasadena, California 91101, are the owners of 3,533 Units, representing approximately 6.3% of all such Units. As of May 31, 2003, no person or entity, other than affiliates of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2002 allocated to the General Partner were $41,634 and $30, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2002 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $26,395 and $22, respectively.

Indebtedness of Management

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2003.


Item 14.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, Registrant's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

     Changes in Internal Controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on form 8-K

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

         (3)  Exhibits


                                                                                Incorporated by
                     Exhibit                                                    Reference to
                     -------                                                    ---------------

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

        10.09        Amendment No. 2 to the Batesville                          Exhibit 10.1 to Form 10-Q
                     Family, L.P. Amended and Restated                          Report dated December 30, 1990
                     Agreement of Limited Partnership                           (File No. 0-18405)




                                                                                Incorporated by
                     Exhibit                                                    Reference to
                     -------                                                    --------------

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




                                                                                Incorporated by
                     Exhibit                                                    Reference to
                     -------                                                    ---------------

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

        10.35        Amended and Restated Agreement                             Exhibit 10.5 to Form 10-Q
                     of Limited Partnership                                     Report dated September 29, 1990
                     Harborside Housing Limited Partnership                     (File No. 0-18405)




                                                                                Incorporated by
                     Exhibit                                                    Reference to
                     -------                                                    ---------------

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

        10.48        Lexington Estates Ltd., A Mississippi                      Exhibit 10.20 to Form 10-K
                     Limited Partnership Amended and Restated                   Report dated March 30, 1990
                     Agreement of Limited Partnership                           (File No. 0-18405)




                                                                                Incorporated by
                     Exhibit                                                    Reference to
                     -------                                                    ---------------

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

        10.60        Purvis Heights Properties, L.P.                            Exhibit 10.28 to Form 10-K
                     Amended and Restated Agreement of                          Report dated March 30, 1990
                     Limited Partnership                                        (File No. 0-18405)





                                                                                Incorporated by
                     Exhibit                                                     Reference to
                     -------                                                    ---------------

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

        10.72        Simpson County Family, L.P.                                Exhibit 10.4 to Form 10-Q
                     Amended and Restated Agreement of                          Report dated December 30, 1989
                     Limited Partnership                                        (File No. 33-25337)




                                                                                Incorporated by
                     Exhibit                                                    Reference to
                     -------                                                    ---------------

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

        28.2         Supplement No. 1 dated                                     Exhibit 28.2 to Form 10-K
                     July 25, 1989 of Prospectus                                Report dated March 30, 1991
                                                                                (File No. 0-18405)

        28.3         Supplement No. 2 dated                                     Exhibit 28.3 to Form 10-K
                     September 18, 1989 of Prospectus                           Report dated March 30, 1991
                                                                                (File No. 0-18405)

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 - David Salzman - Chief Executive Officer of
                     Richman Tax Credits Inc., general partner of Richman Tax
                     Credit Properties II L.P., General Partner of the
                     Company.
        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 - Neal Ludeke - Chief Financial Officer of
                     Richman Tax Credits Inc., general partner of Richman Tax
                     Credit Properties II L.P., General Partner of the
                     Company.


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

Dated: June 30, 2003                  /s/ David Salzman
       -------------                  -----------------------------------
                                      by:   David Salzman
                                            Chief Executive Officer


Dated: June 30, 2003                  /s/ Neal Ludeke
       -------------                  -----------------------------------
                                      by:   Neal Ludeke
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                               Title                        Date
---------                               -----                        ----

/s/ David Salzman                  Chief Executive Officer        June 30, 2003
------------------------------     of  the general                -------------
(David Salzman)                    partner of the
                                   General Partner

/s/ Neal Ludeke                    Chief Financial Officer        June 30, 2003
------------------------------     of the general                 -------------
(Neal Ludeke)                      partner of the
                                   General Partner

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this annual report on Form 10-K of American Tax Credit Properties II L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("the Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 30, 2003                 /s/  David Salzman
                                      ---------------------------------------
                                      by: David Salzman
                                          Chief Executive Officer of Richman
                                          Tax Credits Inc., general partner of
                                          Richman Tax Credit Properties II L.P.,
                                          General Partner of the Registrant

I, Neal Ludeke, certify that:

1. I have reviewed this annual report on Form 10-K of American Tax Credit Properties II L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("the Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 30, 2003               /s/  Neal Ludeke
                                    ----------------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer of Richman
                                        Tax Credits Inc., general partner
                                        of Richman Tax Credit Properties II
                                        L.P., General Partner of the Registrant