Form 10-Q
period 2003-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2003-08-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003
                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from                   to ___________
                               -----------------

                         Commission file number: 0-18405
                                                 -------

                     American Tax Credit Properties II L.P.
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                               13-3495678
 ------------------------------                               -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                Identification No.

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)




Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X    No
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

Balance Sheets............................................................3

Statements of Operations..................................................4

Statements of Cash Flows..................................................5

Notes to Financial Statements.............................................7


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                     June 29,          March 30,
                                                       Notes           2003              2003
                                                       -----       ------------      ------------
ASSETS

Cash and cash equivalents                                          $    555,369      $    775,452
Investments in bonds                                     2            2,558,948         2,513,779
Investment in local partnerships                         3            7,178,946         7,532,015
Prepaid expenses                                                          8,045
Interest receivable                                                      27,036            31,514
                                                                   ------------      ------------
                                                                   $ 10,328,344      $ 10,852,760
                                                                   ============      ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $    660,846      $    726,724
  Payable to general partner and affiliates                           1,082,798           996,159
  Other liabilities                                                      20,600            20,600
                                                                   ------------      ------------

                                                                      1,764,244         1,743,483
                                                                   ------------      ------------

Commitments and contingencies                            3

Partners' equity (deficit)

  General partner                                                      (409,278)         (403,451)
  Limited partners (55,746 units of
   limited partnership interest outstanding)                          8,758,619         9,335,491
  Accumulated other comprehensive income, net            2              214,759           177,237
                                                                   ------------      ------------

                                                                      8,564,100         9,109,277
                                                                   ------------      ------------

                                                                   $ 10,328,344      $ 10,852,760
                                                                   ============      ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                      Notes            2003             2002
                                                      -----          ---------        ---------
REVENUE

Interest                                                             $  38,484        $  41,318
Other income from local partnerships                                       388           32,272
                                                                     ---------        ---------

TOTAL REVENUE                                                           38,872           73,590
                                                                     ---------        ---------

EXPENSES

Administration fees                                                     73,605           74,823
Management fees                                                         73,605           74,823
Professional fees                                                       29,535            2,595
State of New Jersey filing fee                                          20,609
Printing, postage and other                                             14,259            7,748
                                                                     ---------        ---------

TOTAL EXPENSES                                                         211,613          159,989
                                                                     ---------        ---------

Loss from operations                                                  (172,741)         (86,399)

Equity in loss of investment in local partnerships      3             (409,958)        (196,707)
                                                                     ---------        ---------

Loss prior to gain on disposal of local
  partnership interest                                                (582,699)        (283,106)

Gain on disposal of local partnership interest          3                               732,000
                                                                     ---------        ---------

NET INCOME (LOSS)                                                     (582,699)         448,894

Other comprehensive income                              2               37,522           70,848
                                                                     ---------        ---------

COMPREHENSIVE INCOME (LOSS)                                          $(545,177)       $ 519,742
                                                                     =========        =========

NET INCOME (LOSS) ATTRIBUTABLE TO

  General partner                                                    $  (5,827)       $   4,489
  Limited partners                                                    (576,872)         444,405
                                                                     ---------        ---------
                                                                     $(582,699)       $ 448,894
                                                                     =========        =========

NET INCOME (LOSS) per unit of limited
  partnership interest (55,746 units of
  limited partnership interest)                                      $  (10.35)       $    7.97
                                                                     =========        =========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                                  2003                2002
                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                              $  34,215           $  42,252
Cash used for local partnerships for
  deferred expenses                                                                   (7,000)
   Cash paid for administration fees                              (8,192)            (20,832)
   management fees                                               (52,379)
   professional fees                                                (413)            (63,024)
   State of New Jersey filing fee                               (123,654)
   printing, postage and other expenses                          (14,259)            (11,025)
                                                               ---------           ---------

Net cash used in operating activities                           (164,682)            (59,629)
                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                                 (66,889)            (78,701)
Cash distributions from local partnerships                        10,388             879,880
Maturities/redemptions and sales of bonds                          1,100               2,463
                                                               ---------           ---------

Net cash provided by (used in) investing activities              (55,401)            803,642
                                                               ---------           ---------

Net increase (decrease) in cash and cash equivalents            (220,083)            744,013

Cash and cash equivalents at beginning of period                 775,452              10,520
                                                               ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 555,369           $ 754,533
                                                               =========           =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net                   $  37,522           $  70,848
                                                               =========           =========

--------------------------------------------------------------------------------
See reconciliation of net income (loss) to net cash used in operating activities on page 6.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                                  2003              2002
                                                               ----------         ---------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED
  IN OPERATING ACTIVITIES

Net income (loss)                                              $(582,699)         $ 448,894

Adjustments to reconcile net income (loss) to net cash used in operating activities

  Equity in loss of investment in local partnerships             409,958            196,707
  Distributions from local partnerships classified
    as other income                                                 (388)           (32,272)
  Gain on disposal of local partnership interest                                   (732,000)
  Amortization of net premium on investments in bonds                890              1,132
  Accretion of zero coupon bonds                                  (9,637)            (9,744)
  Prepaid expenses                                                (8,045)
  Decrease in interest receivable                                  4,478              9,546
  Increase in payable to general partner and
    affiliates                                                    86,639            128,814
  Decrease in accounts payable and accrued expenses              (65,878)           (63,706)
  Decrease in other liabilities                                                      (7,000)
                                                               ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                          $(164,682)         $ (59,629)
                                                               =========          =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.

2.    Investments in Bonds

   As of June 29, 2003 certain information concerning investments in bonds is as follows:


                                                                     Gross              Gross
                                                 Amortized         unrealized         unrealized          Estimated
    Description and maturity                       cost              gains              losses           fair value
    ------------------------                    ----------         ----------         ----------         ----------

Corporate debt securities
  Within one year                               $  200,313         $    7,725         $     --           $  208,038
  After one year through five years              1,451,932            116,739               --            1,568,671
                                                ----------         ----------         ----------         ----------

                                                 1,652,245            124,464               --            1,776,709
                                                ----------         ----------         ----------         ----------

U.S. Treasury debt securities
  After one year through five years                688,192             90,215               --              778,407
                                                ----------         ----------         ----------         ----------

U.S. government and agency securities
  After one year through five years                  3,752                 80               --                3,832
                                                ----------         ----------         ----------         ----------
                                                $2,344,189         $  214,759         $     --           $2,558,948
                                                ==========         ==========         ==========         ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,518,036, which amount includes advances made to certain Local Partnerships. As of March 31, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,404,000 and accrued interest payable on such loans totaling approximately $7,695,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2003, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of
         March 30, 2003                                        $ 7,532,015

       Advances to Local Partnerships                               66,889

       Equity in loss of investment in local
         partnerships                                             (409,958)*

       Cash distributions received from Local
         Partnerships                                              (10,388)

       Cash distributions classified as other income
       from local partnerships                                         388
                                                               -----------
       Investment in local partnerships as of
         June 29, 2003                                         $ 7,178,946
                                                               ===========

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $745,163 for the three months ended March 31, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2003 and December 31, 2002 are as follows:


                                                            March 31,          December 31,
                                                              2003                2002
                                                         -------------        -------------

   ASSETS

Cash and cash equivalents                                $   1,608,606        $   1,820,263
Rents receivable                                               475,629              426,140
Escrow deposits and reserves                                 6,293,895            6,047,039
Land                                                         3,930,673            3,930,673
Buildings and improvements (net of
  accumulated depreciation of $66,113,948
  and $64,933,253)                                          77,713,297           78,780,411
Intangible assets (net of accumulated
  amortization of $1,422,239 and $1,382,176)                 1,287,635            1,327,698
Other assets                                                 1,448,117            1,425,671
                                                         -------------        -------------

                                                         $  92,757,852        $  93,757,895
                                                         =============        =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                 $   2,250,080        $   2,014,029
   Due to related parties                                    3,902,220            3,805,439
   Mortgage loans                                           85,403,884           85,746,594
   Notes payable                                             1,224,741            1,259,422
   Accrued interest                                          7,694,765            7,515,988
   Other liabilities                                           765,068              700,106
                                                         -------------        -------------

                                                           101,240,758          101,041,578
                                                         -------------        -------------

Partners' equity (deficit)

   American Tax Credit Properties II L.P.
     Capital contributions, net of distributions            44,852,362           44,786,623
     Cumulative loss                                       (36,521,382)         (36,111,424)
                                                         -------------        -------------

                                                             8,330,980            8,675,199
                                                         -------------        -------------

   General partners and other limited partners
     Capital contributions, net of distributions             3,054,769            3,072,216

     Cumulative loss                                       (19,868,655)         (19,031,098)
                                                         -------------        -------------

                                                           (16,813,886)         (15,958,882)
                                                         -------------        -------------

                                                            (8,482,906)          (7,283,683)
                                                         -------------        -------------

                                                         $  92,757,852        $  93,757,895
                                                         =============        =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2003 and 2002 are as follows:


                                                               2003                2002
                                                           -----------          ----------
   REVENUE

Rental                                                     $ 5,432,237          $ 5,412,543
Interest and other                                             137,985              154,869
                                                           -----------          -----------

Total Revenue                                                5,570,222            5,567,412
                                                           -----------          -----------

EXPENSES

 Administrative                                                947,971              903,600
 Utilities                                                   1,134,117              956,881
 Operating and maintenance                                   1,220,123            1,159,306
 Taxes and insurance                                           842,606              695,473
 Financial                                                   1,451,105            1,538,553
 Depreciation and amortization                               1,221,815            1,210,573
                                                           -----------          -----------

Total Expenses                                               6,817,737            6,464,386
                                                           -----------          -----------

NET LOSS                                                   $(1,247,515)         $  (896,974)
                                                           ===========          ===========

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.                     $  (409,958)         $  (196,707)
General partners and other limited
  partners, which includes $745,163 and
  $601,705 of Partnership loss in excess of investment        (837,557)            (700,267)
                                                           -----------          -----------
                                                           $(1,247,515)         $  (896,974)
                                                           ===========          ===========

   The combined results of operations of the Local Partnerships for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through September 30, 2003. Under the terms of the Funding Agreements, the Partnership has advanced $339,549 as of June 29, 2003, of which $48,399 was advanced during the three months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   The Partnership advanced $18,490 during the three months ended June 29, 2003 to College Avenue Apartments Limited Partnership to fund operating deficits. Cumulative advances as of June 29, 2003 are $46,280. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


4. Additional Information

   Additional information, including the audited March 30, 2003 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2003 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of June 29, 2003, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2003, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $175,000 during the three months ended June 29, 2003 (which includes a net unrealized gain on investments in bonds of approximately $38,000, amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $10,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2003 of $409,958 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $388 classified as other income), partially offset by advances to Local Partnerships of $66,889 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $568,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of June 29, 2003.

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

Registrant's operations for the three months ended June 29, 2003 and 2002 resulted in net income (loss) of $(582,699) and $448,894 respectively. The increase in net loss from fiscal 2002 to fiscal 2003 is primarily attributable to (i) gain on disposal of local partnership interest of $732,000 in connection with Forest Village Housing Partnership in fiscal 2002, (ii) an increase in equity in loss of investment in local partnerships of approximately $213,000, which increase is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, (iii) the filing fee charged to partnerships in the State of New Jersey in fiscal 2003 of approximately $21,000 and (iv) a decrease in other income from local partnerships of approximately $32,000. Other comprehensive income for the three months ended June 29, 2003 and 2002 resulted from a net unrealized gain on investments in bonds of $37,522 and $70,848, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

The Local Partnerships' net loss of approximately $1,248,000 for the three months ended March 31, 2003 was attributable to rental and other revenue of approximately $5,570,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,596,000 and approximately $1,222,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $897,000 for the three months ended March 31, 2002 was attributable to rental and other revenue of approximately $5,567,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,253,000 and approximately $1,211,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through September 30, 2003. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $93,000, excluding accrued management fees of approximately $10,000, for the three months ended March 31, 2003. Under the terms of the Funding Agreements, Registrant has advanced $339,549 as of June 29, 2003, of which $48,399 was advanced during the three months then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $8,000 for the three months ended March 31, 2003, which includes property management fees of approximately $3,000. Registrant has made cumulative advances to College Avenue of $46,280 as of June 29, 2003, of which $18,490 was advanced during the three months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

During the three months ended March 31, 2003, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $12,000. Registrant has made cumulative advances to Ann Ell of $439,545 as of June 29, 2003. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The Local General Partner of Hill Com I Associates Limited Partnership ("Hill Com I"), has reported that, on April 30, 2003, Hill Com I sold 13 of its 67 dwelling units under the threat of eminent domain by the Urban Renewal Development Agency of Philadelphia, Pennsylvania. The sale occurred without Registrant's knowledge and will result in the recapture of Low-income Tax Credits and interest under Section 42 of the Internal Revenue Code in the amount of approximately $1 per Unit for those holding Units as of such date. Registrant is exploring the feasibility of obtaining monetary compensation from the Local General Partner in an attempt to minimize any adverse tax consequences resulting from the sale. Hill com I generated approximately $2.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership ("Hill Com II") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2003, Hill Com II incurred an operating deficit of approximately $37,000, which includes property management fees of approximately $5,000. Payments on the mortgage and real estate taxes are current. Hill com II generated approximately $2.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

The terms of the partnership agreement of Harborside Housing Limited Partnership ("Harborside") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2003, Harborside incurred an operating deficit of approximately $106,000, which includes property management fees of approximately $31,000. Payments on the mortgage and real estate taxes are current. Harborside generated approximately $6.1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2003, Queen Lane incurred an operating deficit of approximately $15,000, which includes property management fees of approximately $3,000. Payments on the mortgage and real estate taxes are current. Queen Lane generated approximately $1.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton") require the local general partners to fund all operating deficits through the Compliance Period. Although Powelton reported positive operations for the three months ended March 31, 2003, Powelton remains approximately two months in arrears on its Mandatory Debt Service, including escrow and replacement reserve deposits. The local general partner has reported that the lender has not declared a default as a result of the arrearage and that payments on the real estate taxes are current. Registrant's investment balance in Powelton, after cumulative equity losses, became zero during the year ended March 30, 2002. Powelton generated approximately $2.6 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 4.  Controls and Procedures
         -----------------------

Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, Registrant's Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

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

                                   SIGNATURES
                                   ----------


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


Dated: August 13, 2003               /s/  David Salzman
                                     ----------------------------
                                     by:  David Salzman
                                          Chief Executive Officer


Dated: August 13, 2003               /s/  Neal Ludeke
                                     ----------------------------
                                     by:  Neal Ludeke
                                          Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003                         /s/ David Salzman
                                               ---------------------------------
                                               David Salzman
                                               Chief Executive Officer of
                                               Richman Tax Credits Inc., general
                                               partner of Richman Tax Credit
                                               Properties II L.P., general
                                               partner of the Registrant

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003                        /s/ Neal Ludeke
                                              -------------------------------
                                              Neal Ludeke
                                              Chief Financial Officer of
                                              Richman Tax Credits Inc., general
                                              partner of Richman Tax Credit
                                              Properties II L.P., general
                                              partner of the Registrant