Form 10-Q
period 2003-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2003-11-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2003
                               ------------------

                                      OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from                   to ___________
                               -----------------

                         Commission file number: 0-18405


                     American Tax Credit Properties II L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-3495678
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
--------------------------------------                          ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

   Balance Sheets............................................................3

   Statements of Operations..................................................4

   Statements of Cash Flows..................................................5

   Notes to Financial Statements.............................................7


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                  September 29,        March 30,
                                                    Notes             2003               2003
                                                    -----         ------------       ------------

ASSETS

Cash and cash equivalents                                         $    382,560       $    775,452
Investments in bonds                                  2              2,547,528          2,513,779
Investment in local partnerships                      3              6,812,915          7,532,015
Interest receivable                                                     30,805             31,514
                                                                  ------------       ------------
                                                                  $  9,773,808       $ 10,852,760
                                                                  ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                           $    617,526       $    726,724
  Payable to general partner and affiliates                          1,169,297            996,159
  Other liabilities                                                     20,600             20,600
                                                                  ------------       ------------

                                                                     1,807,423          1,743,483
                                                                  ------------       ------------

Commitments and contingencies                         3

Partners' equity (deficit)

  General partner                                                     (415,061)          (403,451)
  Limited partners (55,746 units of
   limited partnership interest outstanding)                         8,186,104          9,335,491
  Accumulated other comprehensive income, net         2                195,342            177,237
                                                                  ------------       ------------

                                                                     7,966,385          9,109,277
                                                                  ------------       ------------

                                                                  $  9,773,808       $ 10,852,760
                                                                  ============       ============


                       See Notes to Financial Statements.


                                            AMERICAN TAX CREDIT PROPERTIES II L.P.
                                                  STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                     Three Months     Six Months      Three Months     Six Months
                                                        Ended           Ended            Ended           Ended
                                                     September 29,   September 29,    September 29,   September 29,
                                           Notes         2003           2003             2002            2002
                                           -----    -------------    ------------     ------------    ------------

REVENUE

Interest                                            $    39,410      $    77,894      $    49,195      $    90,513

Other income from local partnerships         3            6,127            6,515                            32,272
                                                    -----------      -----------      -----------      -----------

TOTAL REVENUE                                            45,537           84,409           49,195          122,785
                                                    -----------      -----------      -----------      -----------

EXPENSES

Administration fees                                      73,603          147,208           74,830          149,653
Management fees                                          73,603          147,208           74,830          149,653
Professional fees                                        31,465           61,000           15,496           18,091
State of New Jersey filing fee                           20,609           41,218
Printing, postage and other                                 364           14,623            3,431           11,179
                                                    -----------      -----------      -----------      -----------

TOTAL EXPENSES                                          199,644          411,257          168,587          328,576
                                                    -----------      -----------      -----------      -----------

Loss from operations                                   (154,107)        (326,848)        (119,392)        (205,791)

Equity in loss of investment in
  local partnerships                         3         (424,191)        (834,149)        (121,604)        (318,311)
                                                    -----------      -----------      -----------      -----------

Loss prior to gain on disposal
  of local partnership interest                        (578,298)      (1,160,997)        (240,996)        (524,102)

 Gain on disposal of local
  partnership interest                       3                                                             732,000
                                                    -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                      (578,298)      (1,160,997)        (240,996)         207,898

Other comprehensive income (loss)            2          (19,417)          18,105           57,776          128,624
                                                    -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME (LOSS)                         $  (597,715)     $(1,142,892)     $  (183,220)     $   336,522
                                                    ===========      ===========      ===========      ===========

 NET INCOME (LOSS)
  ATTRIBUTABLE TO

  General partner                                   $    (5,783)     $   (11,610)     $    (2,410)     $     2,079
  Limited partners                                     (572,515)      (1,149,387)        (238,586)         205,819
                                                    -----------      -----------      -----------      -----------

                                                    $  (578,298)     $(1,160,997)     $  (240,996)     $   207,898
                                                    ===========      ===========      ===========      ===========

NET INCOME (LOSS) per unit of
  limited partnership interest
  (55,746 units of limited
  partnership interest)                             $    (10.27)     $    (20.62)     $     (4.28)     $      3.69
                                                    ===========      ===========      ===========      ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2003 AND 2002
                                   (UNAUDITED)


                                                         2003           2002
                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                     $  60,894       $  79,708
Cash used for local partnerships for deferred
  expenses                                                               (7,000)
Cash paid for
  administration fees                                   (16,520)        (28,956)
  management fees                                      (104,758)       (104,758)
  professional fees                                     (87,762)        (62,769)
  State of New Jersey filing fee                       (123,654)
  printing, postage and other expenses                  (14,623)        (14,710)
                                                      ---------       ---------

Net cash used in operating activities                  (286,423)       (138,485)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                       (126,629)       (110,701)
Cash distributions from local partnerships               18,095         889,880
Maturities/redemptions and sales of bonds                 2,065           4,173
                                                      ---------       ---------

Net cash provided by (used in) investing
  activities                                           (106,469)        783,352
                                                      ---------       ---------

Net increase (decrease) in cash and cash
equivalents                                            (392,892)        644,867

Cash and cash equivalents at beginning of period        775,452          10,520
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 382,560       $ 655,387
                                                      =========       =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net          $  18,105       $ 128,624
                                                      =========       =========

--------------------------------------------------------------------------------
See reconciliation of net income (loss) to net cash used in operating activities on page 6.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2003 AND 2002
                                   (UNAUDITED)

                                                                   2003              2002
                                                                -----------       -----------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  USED IN OPERATING ACTIVITIES

Net income (loss)                                               $(1,160,997)      $   207,898

Adjustments to reconcile net income (loss) to net cash used in operating activities

    Equity in loss of investment in local partnerships              834,149           318,311
    Distributions from local partnerships
      classified as other income                                     (6,515)          (32,272)
    Gain on disposal of local partnership interest                                   (732,000)
    Amortization of net premium on investments in bonds               1,779             2,178
    Accretion of zero coupon bonds                                  (19,488)          (19,595)
    Decrease in interest receivable                                     709             6,612
    Increase in payable to general partner and affiliates           173,138           165,592
    Decrease in accounts payable and accrued expenses              (109,198)          (48,209)
    Decrease in other liabilities                                                      (7,000)
                                                                -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                           $  (286,423)      $  (138,485)
                                                                ===========       ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of September 29, 2003 certain information concerning investments in bonds is as follows:


                                                             Gross           Gross
                                           Amortized       unrealized      unrealized      Estimated
   Description and maturity                  cost            gains           losses        fair value
   ------------------------                ---------       ----------      ----------      ----------

Corporate debt securities
  Within one year                          $  200,234      $    6,482      $     --        $  206,716
  After one year through five years         1,451,122         113,904            --         1,565,026
                                           ----------      ----------      ---------       ----------

                                            1,651,356         120,386            --         1,771,742
                                           ----------      ----------      ---------       ----------

U.S. Treasury debt securities
  After one year through five years           698,043          74,940            --           772,983
                                           ----------      ----------      ---------       ----------

U.S. government and agency securities
  After one year through five years             2,787              16            --             2,803
                                           ----------      ----------      ---------       ----------

                                           $2,352,186      $  195,342      $     --        $2,547,528
                                           ==========      ==========      ==========      ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,577,776, which amount includes advances made to certain Local Partnerships. As of June 30, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,020,000 and accrued interest payable on such loans totaling approximately $7,876,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2003, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March            $ 7,532,015
          30, 2003

        Advances to Local Partnerships                              126,629

        Equity in loss of investment in local partnerships         (834,149)*

        Cash distributions received from Local Partnerships         (18,095)

        Cash distributions classified as other income
          from local partnerships                                     6,515
                                                                -----------
        Investment in local partnerships as of
          September 29, 2003                                    $ 6,812,915
                                                                ===========

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,340,892 for the six months ended June 30, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2003 and December 31, 2002 are as follows:


                                                       June 30,            December 31,
                                                         2003                 2002
                                                     -------------        ------------
ASSETS

Cash and cash equivalents                            $   1,377,244        $   1,820,263
Rents receivable                                           484,904              426,140
Escrow deposits and reserves                             6,400,686            6,047,039
Land                                                     3,930,673            3,930,673
Buildings and improvements (net of
  accumulated depreciation of $67,256,797
  and $64,933,253)                                      76,600,717           78,780,411
Intangible assets (net of accumulated
  amortization of $1,461,286 and $1,382,176)             1,295,444            1,327,698
Other assets                                             1,549,324            1,425,671
                                                     -------------        -------------

                                                     $  91,638,992        $  93,757,895
                                                     =============        =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses              $   2,265,567        $   2,014,029
  Due to related parties                                 4,041,557            3,805,439
  Mortgage loans                                        85,020,253           85,746,594
  Notes payable                                          1,209,193            1,259,422
  Accrued interest                                       7,875,974            7,515,988
  Other liabilities                                        814,594              700,106
                                                     -------------        -------------

                                                       101,227,138          101,041,578
                                                     -------------        -------------

Partners' equity (deficit)

  American Tax Credit Properties II L.P.
     Capital contributions, net of distributions        44,890,761           44,786,623
     Cumulative loss                                   (36,945,573)         (36,111,424)
                                                     -------------        -------------

                                                         7,945,188            8,675,199
                                                     -------------        -------------

  General partners and other limited partners
     Capital contributions, net of distributions         3,046,840            3,072,216
     Cumulative loss                                   (20,580,174)         (19,031,098)
                                                     -------------        -------------

                                                       (17,533,334)         (15,958,882)
                                                     -------------        -------------

                                                        (9,588,146)          (7,283,683)
                                                     -------------        -------------
                                                     $  91,638,992        $  93,757,895
                                                     =============        =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 and 2002 are as follows:


                                          Three Months      Six Months        Three Months      Six Months
                                             Ended            Ended              Ended            Ended
                                            June 30,         June 30,           June 30,         June 30,
                                              2003             2003               2002             2002
                                         ------------      -----------       -----------        -----------

   REVENUE

Rental                                   $  5,424,321      $ 10,856,558       $  5,345,539      $ 10,758,082
Interest and other                            132,008           269,993            173,489           328,358
                                         ------------      ------------       ------------      ------------

Total Revenue                               5,556,329        11,126,551          5,519,028        11,086,440
                                         ------------      ------------       ------------      ------------

EXPENSES

 Administrative                               909,783         1,857,754            904,672         1,808,272
 Utilities                                    812,722         1,946,839            758,957         1,715,838
 Operating and maintenance                  1,477,095         2,697,218          1,227,901         2,387,207
 Taxes and insurance                          816,819         1,659,425            721,174         1,416,647
 Financial                                  1,493,719         2,944,824          1,600,166         3,138,719
 Depreciation and amortization              1,181,901         2,403,716          1,203,345         2,413,918
                                         ------------      ------------       ------------      ------------

Total Expenses                              6,692,039        13,509,776          6,416,215        12,880,601
                                         ------------      ------------       ------------      ------------

LOSS FROM OPERATIONS BEFORE
  GAIN ON SALE OF PROPERTY
                                           (1,135,710)       (2,383,225)          (897,187)       (1,794,161)

Gain on sale of property                                                           964,614           964,614
                                         ------------      ------------       ------------      ------------

NET INCOME (LOSS)                        $ (1,135,710)     $ (2,383,225)      $     67,427      $   (829,547)
                                         ============      ============       ============      ============

NET INCOME (LOSS)
  ATTRIBUTABLE TO

  American Tax Credit                    $   (424,191)     $   (834,149)      $   (121,604)     $   (318,311)
  Properties II L.P.
  General partners and
   other limited partners,
   which includes $964,414 of
   specially allocated revenue
   to a certain general partner
   for the three and six month
   periods ended June 30, 2002,
   and $595,729, $1,340,892,
   $699,910 and $1,301,615 of
   Partnership loss in excess
   of investment                             (711,519)       (1,549,076)           189,031          (511,236)
                                         ------------      ------------       ------------      ------------

                                         $ (1,135,710)     $ (2,383,225)      $     67,427      $   (829,547)
                                         ============      ============       ============      ============

   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $358,488 as of September 29, 2003, of which $67,338 was advanced during the six months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   The Partnership advanced $29,291 during the six months ended September 29, 2003 to College Avenue Apartments Limited Partnership to fund operating deficits. Cumulative advances as of September 29, 2003 are $57,081. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   The Partnership advanced $30,000 during the six months ended September 29, 2003 to Ann Ell Apartments Associates Limited to fund operating deficits. Cumulative advances as of September 29, 2003 are $469,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2003, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2003, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $359,000 during the six months ended September 29, 2003 (which includes a net unrealized gain on investments in bonds of approximately $18,000, amortization of net premium on investments in bonds of approximately $2,000 and accretion of zero coupon bonds of approximately $19,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2003 of $834,149 and cash distributions received from Local Partnerships of $11,580 (exclusive of distributions from Local Partnerships of $6,515 classified as other income), partially offset by advances to Local Partnerships of $126,629 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $568,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of September 29, 2003.

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

Registrant's operations for the three months ended September 29, 2003 and 2002 resulted in a net loss of $578,298 and $240,996, respectively. The increase in net loss is primarily attributable to (i) an increase in equity in loss of investment in local partnerships of approximately $303,000, which increase is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, (ii) the filing fee charged to partnerships in the State of New Jersey in fiscal 2004 of approximately $21,000 and (iii) additional professional fees incurred in connection with Local Partnership matters. Other comprehensive income (loss) for the three months ended September 29, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $(19,417) and $57,776, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

The Local Partnerships' loss from operations of approximately $1,136,000 for the three months ended June 30, 2003 was attributable to rental and other revenue of approximately $5,556,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,510,000 and approximately $1,182,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $897,000 for the three months ended June 30, 2002 was attributable to rental and other revenue of approximately $5,519,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,213,000 and approximately $1,203,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2003 and 2002 resulted in net income (loss) of $(1,160,997) and $207,898, respectively. The increase in net loss is primarily attributable to (i) gain on disposal of local partnership interest of $732,000 in connection with Forest Village Housing Partnership in fiscal 2002, (ii) an increase in equity in loss of investment in local partnerships of approximately $516,000, which increase is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, (iii) the filing fee charged to partnerships in the State of New Jersey in fiscal 2004 of approximately $41,000, (iv) a decrease in other income from local partnerships of approximately $26,000 and (v) additional professional fees incurred in connection with Local Partnership matters. Other comprehensive income for the six months ended September 29, 2003 and 2002 resulted from a net unrealized gain on investments in bonds of $18,105 and $128,624, respectively.

The Local Partnerships' loss from operations of approximately $2,383,000 for the six months ended June 30, 2003 was attributable to rental and other revenue of approximately $11,127,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $11,106,000 and approximately $2,404,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $1,794,000 for the six months ended June 30, 2002 was attributable to rental and other revenue of approximately $11,086,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,466,000 and approximately $2,414,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Six Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $128,000, excluding accrued management fees of approximately $21,000, for the six months ended June 30, 2003. Under the terms of the Funding Agreements, Registrant has advanced $358,488 as of September 29, 2003, of which $67,338 was advanced during the six months then ended. Payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $28,000 for the six months ended June 30, 2003, which includes property management fees of approximately $7,000. Registrant has made cumulative advances to College Avenue of $57,081 as of September 29, 2003, of which $29,291 was advanced during the six months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

During the six months ended June 30, 2003, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $25,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of September 29, 2003, of which $30,000 was advanced during the six months then ended. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The Local General Partner of Hill Com I Associates Limited Partnership ("Hill Com I"), has reported that, on April 30, 2003, Hill Com I sold 13 of its 67 dwelling units under the threat of eminent domain by the Urban Renewal Development Agency of Philadelphia, Pennsylvania. The sale occurred without Registrant's knowledge and will result in the recapture of Low-income Tax Credits and interest under Section 42 of the Internal Revenue Code in the amount of approximately $1 per Unit for those holding Units as of such date. Registrant is exploring the feasibility of obtaining monetary compensation from the Local General Partner in an attempt to minimize any adverse tax consequences resulting from the sale. Registrant's investment balance in Hill Com I, after cumulative equity losses, became zero during the year ended March 30, 2002. Hill Com I generated approximately $2.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership ("Hill Com II") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2003, Hill Com II incurred an operating deficit of approximately $31,000, which includes property management fees of approximately $9,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hill Com II, after cumulative equity losses, became zero during the year ended March 30, 2001. Hill com II generated approximately $2.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Harborside Housing Limited Partnership ("Harborside") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2003, Harborside incurred an operating deficit of approximately $210,000, which includes property management fees of approximately $61,000. Payments on the mortgage and real estate taxes are current. Harborside generated approximately $6.1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2003, Queen Lane incurred an operating deficit of approximately $16,000, which includes property management fees of approximately $6,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $1.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton") require the local general partners to fund all operating deficits through the Compliance Period. During the six months ended June 30, 2003, Powelton incurred an operating deficit of approximately $10,000, which includes property management fees of approximately $6,000. Powelton remains approximately two months in arrears on its Mandatory Debt Service, including escrow and replacement reserve deposits. The local general partner has reported that the lender has not declared a default as a result of the arrearage and that payments on the real estate taxes are current. Registrant's investment balance in Powelton, after cumulative equity losses, became zero during the year ended March 30, 2002. Powelton generated approximately $2.6 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Nixa Heights Apartments, L.P. ("Nixa Heights") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2003, Nixa Heights incurred an operating deficit of approximately $13,000, which includes property management fees of approximately $8,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Nixa Heights, after cumulative equity losses, became zero during the year ended March 30, 2001. Nixa Heights generated less than $1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

On November 3, 2003, the Local General Partners of Elm Hill Housing Limited Partnership ("Elm Hill") entered into a Purchase and Sale agreement whereby the Property is expected to be sold on March 1, 2004. Such date is subject to change under the terms of the agreement but will occur no earlier than January 5, 2004. The Compliance Period for Elm Hill expires December 31, 2004. Under the terms of the agreement, the purchaser is required to purchase a bond in order to avoid recapture of Low-income Tax Credits. The estimated proceeds to be received by Registrant in connection with the sale is approximately $568,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       a. Exhibits

          Exhibit 31.1 Rule 13a-14/15d-14(a) Certification of Chief Executive Officer

          Exhibit 31.2 Rule 13a-14/15d-14(a) Certification of Chief Financial Officer

          Exhibit 32.1  Section 1350 Certification of Chief Executive Officer

          Exhibit 32.2  Section 1350 Certification of Chief Financial Officer

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


Dated: November 13, 2003             /s/ David Salzman
                                     -------------------------------------
                                     by: David Salzman
                                         Chief Executive Officer


Dated: November 13, 2003             /s/ Neal Ludeke
                                     ------------------------------------
                                     by: Neal Ludeke
                                         Chief Financial Officer