Form 10-Q
period 2003-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2004-02-13
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2003
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from                   to
                               _________________     ____________

                         Commission file number: 0-18405
                                                 -------

                     American Tax Credit Properties II L.P.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                          13-3495678
 -------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                         06830
---------------------------------------                    -------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

   Balance Sheets............................................................3

   Statements of Operations..................................................4

   Statements of Cash Flows..................................................5

   Notes to Financial Statements.............................................7


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                     December 30,        March 30,
                                            Notes                        2003              2003
                                            -----                    -----------       ------------

ASSETS

Cash and cash equivalents                                            $    142,064      $    775,452
Investments in bonds                                     2              2,524,998         2,513,779
Investment in local partnerships                         3              6,668,291         7,532,015
Interest receivable                                                        27,297            31,514
                                                                     ------------      ------------

                                                                     $  9,362,650      $ 10,852,760
                                                                     ============      ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                              $    656,812      $    726,724
  Payable to general partner and affiliates                             1,105,638           996,159
  Other liabilities                                                        13,600            20,600
                                                                     ------------      ------------

                                                                        1,776,050         1,743,483
                                                                     ------------      ------------

Commitments and contingencies                            3

Partners' equity (deficit)

  General partner                                                        (418,557)         (403,451)
  Limited partners (55,746 units of
   limited partnership interest outstanding)                            7,840,021         9,335,491
  Accumulated other comprehensive income, net            2                165,136           177,237
                                                                     ------------      ------------

                                                                        7,586,600         9,109,277
                                                                     ------------      ------------
                                                                     $  9,362,650      $ 10,852,760
                                                                     ============      ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months      Nine Months     Three Months     Nine Months
                                                    Ended             Ended           Ended            Ended
                                                  December 30,     December 30,    December 30,     December 30,
                                       Notes         2003             2003             2002            2002
                                       -----     ------------     ------------     ------------     -----------

REVENUE

Interest                                         $    38,712      $   116,606      $    47,036      $   137,549
Other income from local partnerships      3            9,160           15,675            2,520           34,792
                                                 -----------      -----------      -----------      -----------

TOTAL REVENUE                                         47,872          132,281           49,556          172,341
                                                 -----------      -----------      -----------      -----------

EXPENSES

Administration fees                                   73,608          220,816           74,827          224,480
Management fees                                       73,608          220,816           74,827          224,480
Professional fees                                     23,811           84,811           19,047           37,138
State of New Jersey filing fee                        20,609           61,827
Printing, postage and other                           17,035           31,658           13,022           24,201
                                                 -----------      -----------      -----------      -----------

TOTAL EXPENSES                                       208,671          619,928          181,723          510,299
                                                 -----------      -----------      -----------      -----------

Loss from operations                                (160,799)        (487,647)        (132,167)        (337,958)

Equity in loss of investment
  in local partnerships                   3         (188,780)      (1,022,929)        (236,303)        (554,614)
                                                 -----------      -----------      -----------      -----------

Loss prior to gain on disposal
  of local partnership interest                     (349,579)      (1,510,576)        (368,470)        (892,572)

 Gain on disposal of local
  partnership interest                    3                                            114,531          846,531
                                                 -----------      -----------      -----------      -----------

NET LOSS                                            (349,579)      (1,510,576)        (253,939)         (46,041)

Other comprehensive income (loss)         2          (30,206)         (12,101)          12,246          140,870
                                                 -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME (LOSS)                      $  (379,785)     $(1,522,677)     $  (241,693)     $    94,829
                                                 ===========      ===========      ===========      ===========

 NET LOSS ATTRIBUTABLE TO

  General partner                                $    (3,496)     $   (15,106)     $    (2,539)     $      (460)
  Limited partners                                  (346,083)      (1,495,470)        (251,400)         (45,581)
                                                 -----------      -----------      -----------      -----------

                                                 $  (349,579)     $(1,510,576)     $  (253,939)     $   (46,041)
                                                 ===========      ===========      ===========      ===========

NET LOSS per unit of limited
  partnership interest (55,746
  units of limited partnership
  interest)                                      $     (6.21)     $    (26.83)     $     (4.51)     $      (.82)
                                                 ===========      ===========      ===========      ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                          2003             2002
                                                       -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                      $    94,277      $   123,655
Cash used for local partnerships for deferred
  expenses                                                  (7,000)          (7,000)
Cash paid for
  administration fees                                     (175,000)        (215,068)
  management fees                                         (157,137)        (157,137)
  professional fees                                        (92,912)         (66,070)
  State of New Jersey filing fee                          (123,654)
  printing, postage and other expenses                     (31,658)         (27,732)
                                                       -----------      -----------

Net cash used in operating activities                     (493,084)        (349,352)
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in local partnerships                          (170,785)        (143,834)
Cash distributions from local partnerships                  27,255        1,007,468
Maturities/redemptions and sales of bonds                    3,226          205,267
                                                       -----------      -----------

Net cash provided by (used in) investing
  activities                                              (140,304)       1,068,901
                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents      (633,388)         719,549

Cash and cash equivalents at beginning of period           775,452           10,520
                                                       -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   142,064      $   730,069
                                                       ===========      ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net    $   (12,101)     $   140,870
                                                       ===========      ===========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                  2003               2002
                                                               -----------        -----------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                       $(1,510,576)       $   (46,041)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships           1,022,929            554,614
    Distributions from local partnerships
     classified as other income                                    (15,675)           (34,792)
    Gain on disposal of local partnership interest                                   (846,531)
    Amortization of net premium on investments in bonds              2,792              3,352
    Accretion of zero coupon bonds                                 (29,338)           (29,446)
    Decrease in interest receivable                                  4,217             12,200
    Increase in payable to general partner and affiliates          109,487             76,755
    Decrease in accounts payable and accrued expenses              (69,920)           (32,463)
    Decrease in other liabilities                                   (7,000)            (7,000)
                                                               -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                          $  (493,084)       $  (349,352)
                                                               ===========        ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2003 certain information concerning investments in bonds is as follows:


                                                                 Gross              Gross
                                             Amortized         unrealized         unrealized         Estimated
   Description and maturity                    cost              gains              losses           fair value
   ------------------------                 ----------         ----------         ----------         ----------

Corporate debt securities
  Within one year                           $  400,055         $   15,887         $     --           $  415,942
  After one year through five years          1,250,287             89,216               --            1,339,503
                                            ----------         ----------         ----------         ----------

                                             1,650,342            105,103               --            1,755,445
                                            ----------         ----------         ----------         ----------

U.S. Treasury debt securities
  After one year through five years            707,894             59,824               --              767,718
                                            ----------         ----------         ----------         ----------

U.S. government and agency securities
  After one year through five years              1,626                209               --                1,835
                                            ----------         ----------         ----------         ----------
                                            $2,359,862         $  165,136         $     --           $2,524,998
                                            ==========         ==========         ==========         ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,621,932, which amount includes advances made to certain Local Partnerships. As of September 30, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,016,000 and accrued interest payable on such loans totaling approximately $8,047,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2003, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of March 30, 2003        $7,532,015

       Advances to Local Partnerships                                  170,785

       Equity in loss of investment in local partnerships           (1,022,929)*

       Cash distributions received from Local Partnerships             (27,255)

       Cash distributions classified as other income from
         local partnerships                                             15,675
                                                                    ----------

       Investment in local partnerships as of December 30, 2003     $6,668,291
                                                                    ==========
   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,914,616 for the nine months ended September 30, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of September 30, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2003 and December 31, 2002 are as follows:


                                                         September 30,       December 31,
                                                             2003               2002
                                                       --------------      -------------

ASSETS

Cash and cash equivalents                              $   1,533,164       $   1,820,263
Rents receivable                                             601,719             426,140
Escrow deposits and reserves                               6,740,012           6,047,039
Land                                                       3,930,673           3,930,673
Buildings and improvements (net of
  accumulated depreciation of $68,423,910
  and $64,933,253)                                        75,564,501          78,780,411
Intangible assets (net of accumulated
  amortization of $1,320,204 and $1,382,176)               1,316,514           1,327,698
Other assets                                               1,359,828           1,425,671
                                                       -------------       -------------

                                                       $  91,046,411       $  93,757,895
                                                       =============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                $   2,159,736       $   2,014,029
  Due to related parties                                   4,225,277           3,805,439
  Mortgage loans                                          85,016,059          85,746,594
  Notes payable                                            1,182,955           1,259,422
  Accrued interest                                         8,047,284           7,515,988
  Other liabilities                                          820,850             700,106
                                                       -------------       -------------

                                                         101,452,161         101,041,578
                                                       -------------       -------------

Partners' equity (deficit)

  American Tax Credit Properties II L.P.
     Capital contributions, net of distributions          44,939,700          44,786,623
     Cumulative loss                                     (37,134,353)        (36,111,424)
                                                       -------------       -------------

                                                           7,805,347           8,675,199
                                                       -------------       -------------

  General partners and other limited partners
     Capital contributions, net of distributions           3,043,894           3,072,216
     Cumulative loss                                     (21,254,991)        (19,031,098)
                                                       -------------       -------------

                                                         (18,211,097)        (15,958,882)
                                                       -------------       -------------

                                                         (10,405,750)         (7,283,683)
                                                       -------------       -------------

                                                       $  91,046,411       $  93,757,895
                                                       =============       =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 and 2002 are as follows:


                                             Three Months        Nine Months        Three Months       Nine Months
                                                Ended              Ended               Ended              Ended
                                             September 30,      September 30,       September 30,      September 30,
                                                 2003               2003                2002               2002
                                            -------------       ------------       -------------      -------------

REVENUE

Rental                                       $  5,400,052       $ 16,256,610       $  5,208,516       $ 15,966,598
Interest and other                                135,443            405,436            158,099            486,457
                                             ------------       ------------       ------------       ------------

Total Revenue                                   5,535,495         16,662,046          5,366,615         16,453,055
                                             ------------       ------------       ------------       ------------

EXPENSES

 Administrative                                   882,686          2,740,440            920,766          2,729,038
 Utilities                                        666,663          2,613,502            633,209          2,349,047
 Operating and maintenance                      1,401,818          4,099,036          1,219,122          3,606,329
 Taxes and insurance                              835,531          2,494,956          1,043,009          2,459,656
 Financial                                      1,410,173          4,354,997          1,440,142          4,578,861
 Depreciation and amortization                  1,202,221          3,605,937          1,187,226          3,601,144
                                             ------------       ------------       ------------       ------------

Total Expenses                                  6,399,092         19,908,868          6,443,474         19,324,075
                                             ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS BEFORE
  GAIN ON SALE OF PROPERTY                       (863,597)        (3,246,822)        (1,076,859)        (2,871,020)

Gain on sale of property                                                                                   964,614
                                             ------------       ------------       ------------       ------------

NET LOSS                                     $   (863,597)      $ (3,246,822)      $ (1,076,859)      $ (1,906,406)
                                             ============       ============       ============       ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit                        $   (188,780)      $ (1,022,929)        $ (236,303)      $   (554,614)
  Properties II L.P.
  General partners and other limited
   partners, which includes $964,414
   of specially allocated revenue to
   a certain general partner for the
   nine months ended September 30, 2002,
   and $573,724, $1,914,616, $726,958 and
   $2,028,573 of Partnership loss in
   excess of investment                          (674,817)        (2,223,893)          (840,556)        (1,351,792)
                                             ------------       ------------       ------------       ------------
                                             $   (863,597)      $ (3,246,822)      $ (1,076,859)      $ (1,906,406)
                                             ============       ============       ============       ============

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $387,667 as of December 30, 2003, of which $96,517 was advanced during the nine months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   The Partnership advanced $44,268 during the nine months ended December 30, 2003 to College Avenue Apartments Limited Partnership to fund operating deficits. Cumulative advances as of December 30, 2003 are $72,058. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   The Partnership advanced $30,000 during the nine months ended December 30, 2003 to Ann Ell Apartments Associates Limited to fund operating deficits. Cumulative advances as of December 30, 2003 are $469,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.


4. Additional Information

   Additional information, including the audited March 30, 2003 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2003 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of December 30, 2003, American Tax Credit Properties II L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of a reduction in cash and cash equivalents utilized to pay for Registrant's operating expenses and to make advance to certain Local Partnerships and periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2003, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $622,000 during the nine months ended December 30, 2003 (which includes a net unrealized loss on investments in bonds of approximately $12,000, amortization of net premium on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $29,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended December 30, 2003 of $1,022,929 and cash distributions received from Local Partnerships of $11,580 (exclusive of distributions from Local Partnerships of $15,675 classified as other income), partially offset by advances to Local Partnerships of $170,785 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $568,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of December 30, 2003.

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

Registrant's operations for the three months ended December 30, 2003 and 2002 resulted in a net loss of $349,579 and $253,939, respectively. The increase in net loss is primarily attributable to (i) the filing fee charged to partnerships in the State of New Jersey in fiscal 2004 of approximately $21,000 and (ii) gain on disposal of a local partnership interest of approximately $115,000 recognized in 2002, partially offset by a decrease in equity in loss of investment in local partnerships of approximately $48,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income
(loss) for the three months ended December 30, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $(30,206) and $12,246, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------------

The Local Partnerships' loss from operations of approximately $864,000 for the three months ended September 30, 2003 was attributable to rental and other revenue of approximately $5,535,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,197,000 and approximately $1,202,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $1,077,000 for the three months ended September 30, 2002 was attributable to rental and other revenue of approximately $5,366,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,256,000 and approximately $1,187,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2003 and 2002 resulted in a net loss of $1,510,576 and $46,041, respectively. The increase in net loss is primarily attributable to (i) gain on disposal of a local partnership interest of approximately $847,000 recognized in 2002, (ii) an increase in equity in loss of investment in local partnerships of approximately $468,000, which increase is primarily the result of an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, (iii) the filing fee charged to partnerships in the State of New Jersey in fiscal 2004 of approximately $62,000 and (iv) an increase in professional fees of approximately $48,000. Other comprehensive income (loss) for the nine months ended December 30, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $(12,101) and $140,870, respectively.

The Local Partnerships' loss from operations of approximately $3,247,000 for the nine months ended September 30, 2003 was attributable to rental and other revenue of approximately $16,662,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $16,303,000 and approximately $3,606,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $2,871,000 for the nine months ended September 30, 2002 was attributable to rental and other revenue of approximately $16,453,000 exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $15,723,000 and approximately $3,601,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          ------------------------------------------------------------------

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $182,000, excluding accrued management fees of approximately $30,000, for the nine months ended September 30, 2003. Under the terms of the Funding Agreements, Registrant has advanced $387,667 as of December 30, 2003, of which $96,517 was advanced during the nine months then ended. The Local general Partners represent that payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------------

During the nine months ended September 30, 2003, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $47,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of December 30, 2003, of which $30,000 was advanced during the nine months then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $35,000 for the nine months ended September 30, 2003, which includes property management fees of approximately $10,000. Registrant has made cumulative advances to College Avenue of $72,058 as of December 30, 2003, of which $44,268 was advanced during the nine months then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Harborside Housing Limited Partnership ("Harborside") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2003, Harborside incurred an operating deficit of approximately $100,000, which includes property management fees of approximately $91,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Harborside generated approximately $6.1 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2003, Queen Lane incurred an operating deficit of approximately $44,000, which includes property management fees of approximately $8,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $1.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton") require the local general partners to fund all operating deficits through the Compliance Period. During the nine months ended September 30, 2003, Powelton incurred an operating deficit of approximately $28,000, which includes property management fees of approximately $9,000. Powelton remains approximately two months in arrears on its Mandatory Debt Service, including escrow and replacement reserve deposits. The local general partner has reported that the lender has not declared a default as a result of the arrearage and that payments on the real estate taxes are current. Registrant's investment balance in Powelton, after cumulative equity losses, became zero during the year ended March 30, 2002. Powelton generated approximately $2.6 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

On November 3, 2003, the Local General Partners of Elm Hill Housing Limited Partnership ("Elm Hill") entered into a Purchase and Sale agreement whereby the Property was expected to be sold on March 1, 2004. The proposed purchaser has since informed the Local General Partners that it is not feasible for the closing to take place in 2004. The Compliance Period for Elm Hill expires December 31, 2004. The Local General Partners are attempting to negotiate a one year extension to the original agreement. The estimated proceeds to be received by Registrant in connection with the sale is approximately $568,000 based on the Purchase and Sale agreement executed in November 2003. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estatimated proceeds will be realized.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Registrant's financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Registrant's financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150"). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The adoption of SFAS No. 150 will have no material impact on the Registrant's financial reporting and disclosures.


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     --------------------------------------


Item 4.  Controls and Procedures
         -----------------------

As of September 30, 2003, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended December 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

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


Dated: February 13, 2004             /s/ David Salzman
                                     -----------------------------------------
                                     by: David Salzman
                                         Chief Executive Officer


Dated: February 13, 2004             /s/ Neal Ludeke
                                     ----------------------------------------
                                     by: Neal Ludeke
                                         Chief Financial Officer