Form 10-K
period 2004-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2004-07-13
CIK 842314

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
                  (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 30, 2004
                                             --------------

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _________ to _________

                                     0-18405
                           ---------------------------
                            (Commission File Number)

                     American Tax Credit Properties II L.P.
      (Exact name of registrant as specified in its governing instruments)

                Delaware                                   13-3495678
--------------------------------------------          -----------------------
(State or other jurisdiction of organization)           (I.R.S. Employer
                                                       Identification No.)
Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                       06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (203) 869-0900
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

       None                                              None
--------------------                 ------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:



                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

-------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     ---   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          --

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002 and Jobs and Growth Tax Relief Reconciliation Act of 2003 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.     Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. In May 2003, Hill Com I Associates Limited Partnership sold 13 of its 67 dwelling units under the threat of eminent domain by the Urban Renewal Development Agency of Philadelphia, Pennsylvania. The sale occurred without Registrant's knowledge and has resulted in the recapture of Low-income Tax Credits and interest under Section 42 of the Internal Revenue Code in the amount of approximately $1.53 per Unit for those holding Units as of such date (see
Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations herein).

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


                                                                                  Mortgage
Name of Local Partnership                            Number                    loans payable
Name of apartment complex                          of rental     Capital      as of December 31,     Subsidy
Apartment complex location                           units     contribution         2003          (see footnotes)
--------------------------                          --------   ------------   -----------------   --------------

1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas                                         60      $   130,796      $   392,851           (1a&f)

2000-2100 Christian Street Associates
Christian Street Apartments II
Philadelphia, Pennsylvania                              57        1,599,658        2,366,100           (1b&e)

Ann Ell Apartments Associates, Ltd.
Ann Ell Apartments
Miami Beach, Florida                                    54        1,075,204        2,033,247           (1b)

Auburn Hills Apartments Limited
   Partnership
Auburn Hills Apartments
Cabot, Arkansas                                         24          201,649          786,663           (1b)

Auburn Hills Townhouses Limited
   Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan                                      250        3,206,110        6,055,128           (1a&f)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                                 48          160,741(2)     1,423,964           (1b)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi                                  60          197,808          816,977           (1b)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                      40          122,814(2)     1,092,492           (1b&c)

Canton Partners, L.P.
Pecan Village
Canton, Mississippi                                     48          380,199        1,436,914           (1b)

Carrington Limited Dividend Housing
   Association Limited Partnership
Carrington Place
Farmington Hills, Michigan                             100        1,058,976(2)     3,272,459           (1d)

Christian Street Associates Limited
   Partnership
Christian Street Apartments
Philadelphia, Pennsylvania                              72        2,548,836        2,165,038           (1b&e)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey                                    107        6,592,092        6,952,776           (1a&b)
Cleveland Square, Ltd.
Cleveland Square Apartments
Cleveland, Texas                                        48          223,327          810,332           (1b)





Item 2. Properties (continued)
                                                                                  Mortgage
Name of Local Partnership                            Number                    loans payable
Name of apartment complex                          of rental     Capital      as of December 31,     Subsidy
Apartment complex location                           units     contribution         2003          (see footnotes)
--------------------------                          --------   ------------   -----------------   --------------

College Avenue Apartments Limited
   Partnership
College Avenue Apartments
Natchitoches, Louisiana                                 41      $   396,905      $   587,000           (1a)

Corrigan Square, Ltd.
Corrigan Square Apartments
Corrigan, Texas                                         96          372,833        1,395,775           (1b)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas                                      37          296,051        1,345,352           (1b)

Dermott Villas Limited Partnership
Dermott Villas
Dermott, Arkansas                                       32          272,802        1,049,384           (1b)

Eagle View, Ltd.
Eagle View Apartments
Clearfield, Kentucky                                    14          102,850          396,204           (1b)

Elm Hill Housing Limited Partnership
Elm Hill Housing
Boston, Massachusetts                                  142        5,712,391        6,708,868           (1a)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas                                        24          188,838          742,553           (1b)

Forest Village Housing Partnership
Forest Village Apartments
Auburn, Washington                                      89          401,931             --   (3)
Harborside Housing Limited Partnership
Cal-View Apartments
East Chicago, Indiana                                  255        1,789,434        2,897,754         (1a,b&f)

Hill Com I Associates Limited
   Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania                                67          887,635        1,165,986           (1a&g)

Hill Com II Associates Limited
   Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania                                48          683,172          938,031           (1a&g)

Hughes Manor Limited Partnership
Hughes Manor
Hughes, Arkansas                                        32          287,261        1,100,161           (1b)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                                 32           90,878(2)       772,383           (1b&c)





Item 2. Properties (continued)
                                                                                  Mortgage
Name of Local Partnership                            Number                    loans payable
Name of apartment complex                          of rental     Capital      as of December 31,     Subsidy
Apartment complex location                           units     contribution         2003          (see footnotes)
--------------------------                          --------   ------------   -----------------   --------------

Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana                                  312      $ 3,147,863      $ 7,272,097           (1a,b&f)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                     24           83,013 (2)      750,067           (1b&c)

Lexington Estates Ltd.,
   A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi                                  24          176,225          698,292           (1b)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey                                     102        3,087,138        4,303,080           (1b)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi                                       24          176,645          692,242           (1b)

Magee Elderly, L.P.
Eastgate Manor
Magee, Mississippi                                      24          150,952          584,408           (1b&c)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                                   48          186,717(2)     1,857,814           (1b&c)

Nixa Heights Apartments, L.P.
Nixa Heights Apartments
Nixa, Missouri                                          40          250,030          991,220           (1b)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan                                      525        3,443,762        2,955,316           (1a&f)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts                              24          794,044          959,630           (1a&f)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi                              24          152,268          589,107           (1b)

Powelton Gardens Associates
Powelton Gardens Apartments
West Philadelphia, Pennsylvania                         25          782,958          802,440           (1a&e)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                     40          128,419 (2)    1,135,775           (1b)





Item 2. Properties (continued)
                                                                                  Mortgage
Name of Local Partnership                            Number                    loans payable
Name of apartment complex                          of rental     Capital      as of December 31,     Subsidy
Apartment complex location                           units     contribution         2003          (see footnotes)
--------------------------                          --------   ------------   -----------------   --------------

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                              29      $   603,552 (2)   $1,524,745           (1b&e)

Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi                                     24          165,582          630,745           (1b&c)

Santa Juanita Limited Dividend
   Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico                                    45          584,117(2)    1,414,998           (1a&b)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi                                      24          211,823          805,068           (1c)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia                             24          194,674          799,378           (1b)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi                                     24          150,984          726,736           (1b)

The Pendleton (A Louisiana
   Partnership in Commendam)
The Pendleton
Shreveport, Louisiana                                   36          444,321          543,022           (1a&b)

Trenton Heights Apartments, L.P.
Trenton Heights Apartments
Trenton, Mississippi                                    40          100,434          434,265           (1b)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi                                 24          163,172          594,380           (1b)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas                                   40          288,216        1,199,427           (1b)

York Park Associates Limited Partnership
York Park Apartments
Dundalk, Maryland                                       80        2,146,200        3,888,968           (1a)
                                                              -------------     ------------
                                                              $  46,594,300     $ 84,857,612
                                                              =============     ============


      (1) Description of subsidies:

          (a) Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

          (b) The Local Partnership's debt structure includes a principal or interest payment subsidy.

          (c) The Rural Housing Service (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

          (d) The Michigan State Housing Development Authority allows tenants, who would otherwise pay more than 40% of their income for rent and utilities, to receive rental subsidies.

          (e) The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

          (f) The Local Partnership's Section 8 contracts, certain of which cover only certain rental units, are subject to renewal under applicable HUD guidelines.

          (g) The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2001.

     (2)  Reflects amount attributable to Registrant only.

     (3) The underlying Property was sold during the year ended March 30, 2003. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 in Note 5 to the financial statements.

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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Security Holder
            Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2004 was approximately 2,917, holding 55,746 Units.

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

Distributions
-------------

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2004 and 2003.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the "Tax Credits"), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2003 and 2002 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2003 are as follows:

                                         Historic                Net
                                      Rehabilitation         Low-income
                                       Tax Credits           Tax Credits
                                       -----------           -----------

    Tax year ended December 31, 2003     $    --              $    (1.48)

    Tax year ended December 31, 2002          --                     .05

    Cumulative totals                    $   6.56             $ 1,492.79

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit through December 31, 2003, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was fully exhausted as of December 31, 2001.

Item 6.     Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                    Years Ended March 30,
                                          -------------------------------------------------------------------------
                                              2004            2003            2002           2001         2000
                                          -------------   ------------   ------------   ------------   ------------

Interest and other revenue                $     178,493   $    214,972   $    243,818   $    239,583   $    272,075
                                          =============   ============   ============   ============   ============

Equity in loss of investment
   in local partnerships                  $  (2,515,371)  $   (652,415)  $   (927,455)  $ (2,877,726)  $ (1,598,531)
                                          =============   ============   ============   ============   ============

Gain on disposal of  local
   partnership interest                   $        --     $    846,531   $       --     $       --     $       --
                                          =============   ============   ============   ============   ============

Net loss                                  $  (3,139,682)  $   (330,117)  $ (1,396,994)  $ (3,375,703)  $ (2,048,082)
                                          =============   ============   ============   ============   ============

Net loss per unit of limited
   partnership interest                   $      (55.76)  $      (5.86)  $     (24.81)  $     (59.95)  $     (36.74)
                                          =============   ============   ============   ============   ============


                                                                            As of March 30,
                                          --------------------------------------------------------------------------
                                               2004           2003           2002           2001           2000
                                          -------------   ------------   ------------   ------------   ------------

Total assets                              $   7,887,404   $ 10,852,760   $ 10,952,650   $ 12,318,749   $ 15,407,107
                                          =============   ============   ============   ============   ============

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

As of March 30, 2004, Registrant has cash and cash equivalents and investments in bonds totaling $2,645,281 which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. As of March 30, 2004, Registrant's investments in bonds represent corporate bonds of $1,753,715, U.S. Treasury bonds of $790,528 and U.S. government and agency bonds of $869 with various maturity dates ranging from 2004 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2004, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to Local Partnerships (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $644,000 during the year ended March 30, 2004 (which includes the amortization of net premium on investments in bonds of approximately $4,000 and the accretion of zero coupon bonds of approximately $39,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2003 of $2,515,371 (including an adjustment to Registrant's carrying value of its investment in one Local Partnership of $1,199,055 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $12,500 (exclusive of distributions from Local Partnerships of $23,735 classified as other income), partially offset by advances to Local Partnerships of $206,810 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2004 include cumulative deferred administration fees and management fees of $1,791,042.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant's investment in each Local Partnership (the "Local Partnership Carrying Value") may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2004, 2003 and 2002 resulted in net losses of $3,139,682, $330,117 and $1,396,994, respectively. The increase in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to (i) gain on disposal of local partnership interest of approximately $847,000 in connection with Forest Village Housing Partnership ("Forest Village") recognized in fiscal 2003, (ii) an increase in equity in loss of investment in local partnerships of approximately $1,863,000, (iii) a decrease in interest revenue of approximately $25,000 resulting from the maturity of certain investments in bonds at higher than current interest rates and a reduction in money market rates and (iv) an increase in professional fees of approximately $43,000, due in part to professional fees incurred in connection with Forest Village. The decrease in net loss from fiscal 2002 to fiscal 2003 is primarily attributable to (i) gain on disposal of local partnership interest of approximately $847,000 in connection with Forest Village and (ii) a decrease in equity in loss of investment in local partnerships of approximately $275,000, all partially offset by a decrease in interest revenue of approximately $38,000 resulting from the maturity of certain investments in bonds at higher than current interest rates and a reduction in money market rates. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during fiscal 2004 and 2002 as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $4,690,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $4,821,000 and interest on non-mandatory debt of approximately $810,000 and does not include principal payments on permanent mortgages of approximately $1,427,000. The Local Partnerships' net loss of approximately $2,418,000 for the year ended December 31, 2002 includes gain on sale of property of approximately $1,367,000, depreciation and amortization expense of approximately $4,932,000 and interest on non-mandatory debt of approximately $809,000, and does not include principal payments on permanent mortgages of approximately $1,395,000. The Local Partnerships' net loss of approximately $3,114,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,541,000 and interest on non-mandatory debt of approximately $739,000, and does not include principal payments on permanent mortgages of approximately $1,274,000. The results of operations of the Local Partnerships for the year ended December 31, 2003 are not necessarily indicative of results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2003, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

On April 30, 2003, Hill Com I Associates Limited Partnership ("Hill Com I") sold 13 of its 67 dwelling units under the threat of eminent domain by the Urban Renewal Development Agency of Philadelphia, Pennsylvania. The sale occurred without Registrant's knowledge and resulted in the recapture of Low-income Tax Credits and interest under Section 42 of the Internal Revenue Code in the amount of approximately $1.53 per Unit for those holding Units as of such date. Registrant's investment balance in Hill Com I, after cumulative equity losses, became zero during the year ended March 30, 2002. Hill Com I generated approximately $2.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership ("Hill Com II") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2003, Hill Com II incurred an operating deficit of approximately $68,000, which includes property management fees of approximately $22,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hill Com II, after cumulative equity losses, became zero during the year ended March 30, 2001. Hill com II generated approximately $2.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street incurred a combined operating deficit of approximately $250,000, excluding accrued management fees of approximately $40,000, for the year ended December 31, 2003. Under the terms of the Funding Agreements, Registrant has advanced $423,692 as of March 30, 2004, of which $132,542 was advanced during the year then ended. The Local General Partners represent that payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $8.2 and approximately $4.4 per Unit per year to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

During the year ended December 31, 2003, Ann Ell Apartments Associates, Ltd. ("Ann Ell") incurred an operating deficit of approximately $51,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of March 30, 2004, of which $30,000 was advanced during the year then ended. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $1.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue incurred an operating deficit of approximately $71,000 for the year ended December 31, 2003, which includes property management fees of approximately $13,000. Registrant has made cumulative advances to College Avenue of $72,058 as of March 30, 2004, of which $44,268 was advanced during the year then ended. The Local General Partner represents that payments on the real estate taxes are current. College Avenue has a Section 8 contract that expired in January 2004 and HUD declined the renewal of the contract. As a result of recent unsatisfactory inspection results, the Fort Worth, Texas office of HUD (the "Fort Worth Office") notified the Shreveport, Louisiana office of HUD (the "Shreveport Office") that the Fort Worth Office intended to accelerate College Avenue's mortgage. Registrant has advanced additional funds to ensure that payments on the mortgage are current and that the repairs required as a result of the latest inspection could be completed. The Shreveport Office has requested that the Fort Worth Office schedule a follow-up inspection. The Local General Partner is attempting to arrange a meeting with HUD in order to resolve the outstanding issues. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton") require the local general partners to fund all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2003, Powelton incurred an operating deficit of approximately $18,000, which includes property management fees of approximately $7,000. Powelton remains approximately two months in arrears on its Mandatory Debt Service, including escrow and replacement reserve deposits. The Local General Partner has reported that the lender has not declared a default as a result of the arrearage and that payments on the real estate taxes are current. Registrant's investment balance in Powelton, after cumulative equity losses, became zero during the year ended March 30, 2002. Powelton generated approximately $2.6 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2003, Queen Lane incurred an operating deficit of approximately $60,000, which includes property management fees of approximately $13,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $1.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

On November 3, 2003, the Local General Partners of Elm Hill Housing Limited Partnership ("Elm Hill") entered into a Purchase and Sale agreement whereby the Property was expected to be sold on March 1, 2004. The original agreement has been renegotiated and the Local General Partners anticipate executing an Amended and Restated Purchase and Sale Agreement with a new closing date scheduled for January 2005. The estimated proceeds to be received by Registrant in connection with the sale is approximately $800,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estimated proceeds will be realized.

Inflation
---------

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Contractual Obligations
-----------------------

As of March 30, 2004, Registrant has the following contractual obligations (payments due by period):


                                  Total           < 1 year        1 - 3 years      3 - 5 years          > 5 years
                                ----------        --------        -----------      -----------          ---------

Other Long Term Liabilities:
Accounts Payable and
 Accrued Expenses (1)           $  543,740       $   25,000       $  518,740       $         --         $        --

Payable to General Partner
 and Affiliates (2)              1,247,302           60,000        1,187,302                 --                  --
                                ----------       ----------       ----------       --------------       -------------

                                $1,791,042       $   85,000       $1,706,042       $         --         $        --
                                ==========       ==========       ==========       ==============       =============


(1) Represents Administration Fees payable to a third-party former service provider. Of such amount, $25,000 is due in fiscal 2005 and the remainder is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

(2) Represents Administration and Management Fees payable to an affiliate of the General Partner. Of such amount, $60,000 is due in fiscal 2005 and the remainder is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Registrant has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not expected to have a material impact on the Registrant's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Registrant has evaluated SFAS No. 150 and determined that it does not have an impact on the Registrant's financial reporting and disclosures.


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 8.     Financial Statements and Supplementary Data


                                Table of Contents

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm......................17

Balance Sheets...............................................................18

Statements of Operations.....................................................19

Statements of Changes in Partners' Equity (Deficit)..........................20

Statements of Cash Flows.....................................................21

Notes to Financial Statements................................................23



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners
American Tax Credit Properties II L.P.

      We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder and Silverman

Bethesda, Maryland
June 14, 2004


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2004 AND 2003


                                                              Notes           2004                 2003
                                                              -----        ------------         ------------

ASSETS

Cash and cash equivalents                                      3,9         $    100,169         $    775,452
Investments in bonds                                           4,9            2,545,112            2,513,779
Investment in local partnerships                               5,8            5,210,954            7,532,015
Interest receivable                                              9               31,169               31,514
                                                                           ------------         ------------
                                                                           $  7,887,404         $ 10,852,760
                                                                           ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                          8         $    656,773         $    726,724
  Payable to general partner and affiliates                    6,8            1,247,302              996,159
  Other liabilities                                                              13,600               20,600
                                                                           ------------         ------------

                                                                              1,917,675            1,743,483
                                                                           ------------         ------------


Commitments and contingencies                                 5,8

Partners' equity (deficit)                                    2,4

  General partner                                                              (434,848)            (403,451)
  Limited partners (55,746 units of limited
   partnership
   interest outstanding)                                                      6,227,206            9,335,491
  Accumulated other comprehensive income, net                                   177,371              177,237
                                                                           ------------         ------------

                                                                              5,969,729            9,109,277
                                                                           ------------         ------------

                                                                           $  7,887,404         $ 10,852,760
                                                                           ============         ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                               Notes            2004               2003                2002
                                               -----        -----------         -----------         ------------

REVENUE

Interest                                                    $   154,758         $   179,393         $   217,725
Other income from local partnerships                             23,735              35,579              26,093
                                                            -----------         -----------         -----------

TOTAL REVENUE                                                   178,493             214,972             243,818
                                                            -----------         -----------         -----------

EXPENSES

Administration fees                               8             294,416             293,193             299,307
Management fees                                  6,8            294,416             293,193             299,307
Professional fees                                                98,024              54,963              80,427
State of New Jersey filing fee                                   69,872              95,000
Printing, postage and other                                      46,076               2,856              34,316
                                                            -----------         -----------         -----------

TOTAL EXPENSES                                                  802,804             739,205             713,357
                                                            -----------         -----------         -----------

Loss from operations                                           (624,311)           (524,233)           (469,539)

Equity in loss of investment
  in local partnerships                           5          (2,515,371)           (652,415)           (927,455)
                                                            -----------         -----------         -----------

Loss prior to gain on disposal
  of local Partnership interest                              (3,139,682)         (1,176,648)         (1,396,994)

Gain on disposal of local
  partnership Interest                            5                                 846,531
                                                            -----------         -----------         -----------

NET LOSS                                                     (3,139,682)           (330,117)         (1,396,994)

Other comprehensive income, net                   4                 134             142,557                  41
                                                            -----------         -----------         -----------

COMPREHENSIVE LOSS                                          $(3,139,548)        $  (187,560)        $(1,396,953)
                                                            ===========         ===========         ===========


NET LOSS ATTRIBUTABLE TO                          2

  General partner                                           $   (31,397)        $    (3,301)        $   (13,970)
  Limited partners                                           (3,108,285)           (326,816)         (1,383,024)
                                                            -----------         -----------         -----------
                                                            $(3,139,682)        $  (330,117)        $(1,396,994)
                                                            ===========         ===========         ===========

NET LOSS per unit of limited
  partnership interest
  (55,746 units of limited
  partnership interest)                                     $    (55.76)        $     (5.86)        $    (24.81)
                                                            ===========         ===========         ===========

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive
                                            General             Limited           Income (Loss),
                                            Partner             Partners                Net                 Total
                                         -------------        ------------        -------------         ------------

Partners' equity (deficit),
  March 30, 2001                         $   (386,180)        $ 11,045,331         $     34,639         $ 10,693,790

Net loss                                      (13,970)          (1,383,024)                               (1,396,994)

Other comprehensive income, net                                                              41                   41
                                         ------------         ------------         ------------         ------------

Partners' equity (deficit),
  March 30, 2002                             (400,150)           9,662,307               34,680            9,296,837

Net loss                                       (3,301)            (326,816)                                 (330,117)

Other comprehensive income, net                                                         142,557              142,557
                                         ------------         ------------         ------------         ------------

Partners' equity (deficit),
  March 30, 2003                             (403,451)           9,335,491              177,237            9,109,277

Net loss                                      (31,397)          (3,108,285)                               (3,139,682)

Other comprehensive income, net                                                             134                  134
                                         ------------         ------------         ------------         ------------
Partners' equity (deficit),
  March 30, 2004                         $   (434,848)        $  6,227,206         $    177,371         $  5,969,729
                                         ============         ============         ============         ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002

                                                               2004                  2003                   2002
                                                            -----------           ------------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                           $   119,744           $   160,703           $   177,040
Cash used for local partnerships for deferred
  expenses                                                       (7,000)               (7,000)               (7,000)
Cash paid for
  administration fees                                          (205,552)             (305,484)             (304,826)
  management fees                                              (157,137)             (239,516)             (269,516)
  professional fees                                             (93,693)              (68,149)              (62,215)
    State of New Jersey filing fee                             (123,654)
  printing, postage and other expenses                          (41,576)              (31,386)              (38,946)
                                                            -----------           -----------           -----------
Net cash used in operating activities                          (508,868)             (490,832)             (505,463)
                                                            -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                       36,235             1,008,986               226,436
Maturity/redemption and sale of bonds                             4,160               456,351               400,573
Advances to local partnerships                                 (206,810)             (209,573)             (192,242)
                                                            -----------           -----------           -----------

Net cash provided by (used in) investing
  activities                                                   (166,415)            1,255,764               434,767
                                                            -----------           -----------           -----------

Net increase (decrease) in cash and cash
  equivalents                                                  (675,283)              764,932               (70,696)

Cash and cash equivalents at beginning of year                  775,452                10,520                81,216
                                                            -----------           -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $   100,169           $   775,452           $    10,520
                                                            ===========           ===========           ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net                $       134           $   142,557           $        41
                                                            ===========           ===========           ===========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 22.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                                       2004               2003               2002
                                                    ------------       -----------        -----------

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES

Net loss                                            $(3,139,682)       $  (330,117)       $(1,396,994)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
  partnerships                                        2,515,371            652,415            927,455
  Distributions from local partnerships
   classified as other income                           (23,735)           (35,579)           (26,093)

  Gain on disposal of local partnership
    interest                                                              (846,531)
  Gain on redemption/sale of bonds                                                             (4,918)
  Amortization of net premium on
    investments in bonds                                  3,723              4,354              5,817
  Accretion of zero coupon bonds                        (39,082)           (39,082)           (39,082)
  Decrease (increase) in interest
    receivable                                              345             16,038             (2,502)
  Increase (decrease) in accounts payable
    and accrued expenses                                (69,951)            28,284            (36,418)
  Increase in payable to general partner
    and affiliates                                      251,143             66,386             74,272
  Decrease in other liabilities                          (7,000)            (7,000)            (7,000)
                                                    -----------        -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES               $  (508,868)       $  (490,832)       $  (505,463)
                                                    ===========        ===========        ===========



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2004, 2003 AND 2002

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

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


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

     Recent Accounting Pronouncements
     --------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46
     (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not expected to have a material impact on the Partnership's financial reporting and disclosure.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.


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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


3.   Cash and Cash Equivalents

     As of March 30, 2004, the Partnership has $100,169 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.


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

     As of March 30, 2004 certain information concerning investments in bonds is as follows:


                                                                         Gross          Gross
                                                          Amortized    unrealized     unrealized     Estimated
      Description and maturity                               cost         gains          losses      fair value
      ------------------------                           -----------   -----------    -----------    ----------

 Corporate debt securities
   Within one year                                       $   400,002   $    10,542    $      --      $   410,544
   After one year through five years                       1,249,410        93,761           --        1,343,171
                                                         -----------   -----------    -----------    -----------

                                                           1,649,412       104,303           --        1,753,715
                                                         -----------   -----------    -----------    -----------

 U.S. Treasury debt securities
   After five years through ten years                        717,637        72,891           --          790,528
                                                         -----------   -----------    -----------    -----------

 U.S. government and agency securities
   Within one year                                               692           177           --              869
                                                         -----------   -----------    -----------    -----------

                                                         $ 2,367,741   $   177,371    $      --      $ 2,545,112
                                                         ===========   ===========    ===========    ===========


As of March 30, 2003 certain information concerning investments in bonds is as follows:


                                                                         Gross          Gross
                                                          Amortized    unrealized     unrealized     Estimated
      Description and maturity                               cost         gains          losses      fair value
      ------------------------                           -----------   -----------    -----------    ----------

 Corporate debt securities
   After one year through five years                     $ 1,653,135   $   107,810    $    (9,101)   $ 1,751,844
                                                         -----------   -----------    -----------    -----------

 U.S. Treasury debt securities
   After five years through ten years                        678,555        78,387           --          756,942
                                                         -----------   -----------    -----------    -----------

 U.S. government and agency securities
   After one year through five years                           4,852           141           --            4,993
                                                         -----------   -----------    -----------    -----------

                                                         $ 2,336,542   $   186,338    $    (9,101)   $ 2,513,779
                                                         ===========   ===========    ===========    ===========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5.   Investment in Local Partnerships

     As of March 30, 2004, the Partnership owns a limited partnership interest in the following Local Partnerships:

     1.  1989 Westview Arms Limited Partnership;
     2.  2000-2100 Christian Street Associates ("2000 Christian Street");
     3.  Ann Ell Apartments Associates, Ltd. ("Ann Ell")*;
     4.  Auburn Hills Apartments Limited Partnership;
     5.  Auburn Hills Townhouses Limited Partnership;
     6.  Batesville Family, L.P.;
     7.  Browning Road Phase I, L.P.;
     8.  Bruce Housing Associates, L.P.;
     9.  Canton Partners, L.P.;
     10. Carrington Limited Dividend Housing Association Limited Partnership;
     11. Christian Street Associates Limited Partnership ("Christian Street");
     12. Cityside Apartments, Phase II, L.P.*;
     13. Cleveland Square, Ltd.;
     14. College Avenue Apartments Limited Partnership ("College Avenue");
     15. Corrigan Square, Ltd.;
     16. De Queen Villas Limited Partnership;
     17. Dermott Villas Limited Partnership;
     18. Eagle View, Ltd.;
     19. Elm Hill Housing Limited Partnership;
     20. Eudora Manor Limited Partnership;
     21. Harborside Housing Limited Partnership ("Harborside");
     22. Hill Com I Associates Limited Partnership ("Hill Com I");
     23. Hill Com II Associates Limited Partnership;
     24. Hughes Manor Limited Partnership;
     25. Ivy Family, L.P.;
     26. Lakeside Housing Limited Partnership;
     27. Lawrence Road Properties, Ltd.;
     28. Lexington Estates Ltd., A Mississippi Limited Partnership;
     29. Littleton Avenue Community Village, L.P.*;
     30. Lula Courts Ltd., L.P.;
     31. Magee Elderly, L.P.;
     32. Mirador del Toa Limited Partnership;
     33. Nixa Heights Apartments, L.P.;
     34. North Hills Farms Limited Partnership;
     35. Patton Place Limited Partnership;
     36. Plantersville Family, L.P.;
     37. Powelton Gardens Associates;
     38. Purvis Heights Properties, L.P.;
     39. Queen Lane Investors;
     40. Renova Properties, L.P.;
     41. Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita");
     42. Simpson County Family, L.P.;
     43. Summers Village Limited Partnership;
     44. Tchula Courts Apartments, L.P.;
     45. The Pendleton (A Louisiana Partnership in Commendam);
     46. Trenton Heights Apartments, L.P.;
     47. Twin Pine Family, L.P.;
     48. Village Creek Limited Partnership; and
     49. York Park Associates Limited Partnership*.

         * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


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


     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $46,594,300, which includes advances made to certain Local Partnerships. As of December 31, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $84,858,000 and accrued interest payable on such loans totaling approximately $8,230,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note
     1). The amount of such excess losses applied to other partners' capital was $3,010,297, $2,665,779 and $2,125,501 for the years ended December 31,
     2003, 2002 and 2001, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

     As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in Harborside by $1,199,055 for the year ended March 30, 2004 and in Hill Com I by $279,273 for the year ended March 30, 2002. Such loss is included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

     The combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2003, 2002 and 2001 are reflected on pages 28 and 29, respectively.

                      AMERICAN TAX CREDIT PROPERTIES II L.P.
                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2004, 2003 AND 2002


5.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 are as follows:


                                                                  2003                   2002
                                                              -------------          -------------
    ASSETS

Cash and cash equivalents                                     $   1,751,943          $   1,820,263
Rents receivable                                                    418,925                426,140
Escrow deposits and reserves                                      6,325,707              6,047,039
Land                                                              3,906,771              3,930,673
Buildings and improvements (net of accumulated
   depreciation of $69,357,958 and $64,933,253)                  74,558,167             78,780,411

Intangible assets (net of accumulated
   amortization of $1,074,981and $1,382,176)                      1,296,361              1,327,698
Other assets                                                      1,448,467              1,425,671
                                                              -------------          -------------

                                                              $  89,706,341          $  93,757,895
                                                              =============          =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                      $   2,465,127          $   2,014,029
   Due to related parties                                         4,246,512              3,805,439
   Mortgage loans                                                84,857,612             85,746,594
   Notes payable                                                    988,436              1,259,422
   Accrued interest                                               8,229,819              7,515,988
   Other liabilities                                                697,550                700,106
                                                              -------------          -------------

                                                                101,485,056            101,041,578
                                                              -------------          -------------
Partners' equity (deficit)

   American Tax Credit Properties II L.P.
     Capital contributions, net of distributions                 45,008,247             44,786,623
     Cumulative loss                                            (37,427,740)           (36,111,424)
                                                              -------------          -------------

                                                                  7,580,507              8,675,199
                                                              -------------          -------------

   General partners and other limited partners
      Capital contributions, net of distributions                 3,045,596              3,072,216
      Cumulative loss                                           (22,404,818)           (19,031,098)
                                                              -------------          -------------

                                                                (19,359,222)           (15,958,882)
                                                              -------------          -------------

                                                                (11,778,715)            (7,283,683)
                                                              -------------          -------------

                                                              $  89,706,341          $  93,757,895
                                                              =============          =============

                    AMERICAN TAX CREDIT PROPERTIES II L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2004, 2003 AND 2002


5.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                                      2003                 2002               2001
                                                  ------------         ------------        ------------
REVENUE

Rental                                            $ 21,506,882         $ 21,329,310        $ 21,389,069
Interest and other                                     693,974              758,544             693,807
                                                  ------------         ------------        ------------
TOTAL REVENUE                                       22,200,856           22,087,854          22,082,876
                                                  ------------         ------------        ------------

EXPENSES

Administrative                                       3,972,160            3,767,107           3,788,594
Utilities                                            3,461,914            3,180,965           3,427,028
Operating and maintenance                            5,166,504            4,802,324           4,572,352
Taxes and insurance                                  3,679,786            3,115,874           2,712,638
Financial                                            5,789,391            6,074,798           6,155,379
Depreciation and amortization                        4,821,137            4,932,382           4,540,540
                                                  ------------         ------------        ------------

TOTAL EXPENSES                                      26,890,892           25,873,419          25,196,531
                                                  ------------         ------------        ------------

LOSS FROM OPERATIONS
    BEFORE GAIN ON SALE OF PROPERTY                 (4,690,036)          (3,785,565)         (3,113,655)

Gain on sale of property                                                  1,367,286
                                                  ------------         ------------        ------------

NET LOSS                                          $ (4,690,036)        $ (2,418,279)       $ (3,113,655)
                                                  ============         ============        ============

NET LOSS ATTRIBUTABLE TO

   American Tax Credit                            $ (1,316,316)        $   (652,415)       $   (648,186)
   Properties II L.P.
   General partners and other
     limited partners, which
     includes specially
     allocated items of revenue
     to certain general partners
     of $21,950, $1,249,414 and
     $54,577, and Partnership
     loss in excess of
     investment of $3,010,297,
     $2,665,779 and $2,125,501                      (3,373,720)          (1,765,864)         (2,465,469)
                                                  ------------         ------------        ------------
                                                  $ (4,690,036)        $ (2,418,279)       $ (3,113,655)
                                                  ============         ============        ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5.      Investment  in  Local   Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2004 is as follows:


                                                                                                          Cash
                                            Investment in              Partnership's    Adjustment to  distributions  Investment in
                                                Local     Investments   equity in        carry value     received         Local
                                             Partnership   during the  income for the   during the      during the    Partnership
                                            balance as of  year ended    year ended      year ended     year ended   balance as of
                                              March 30,     March 30,  December 31,      March 30,       March 30,     March 30,
Name of Local Partnership                       2003          2004        2003             2004          2004(3)        2004
-------------------------                    ------------  ----------  -------------    ------------   -----------   ------------
1989 Westview Arms Limited Partnership        $  88,958    $    --      $  (1,283)       $    --          $   --     $   87,675
2000-2100 Christian Street Associates              --         69,403      (69,403) (1)        --              --           --
Ann Ell Apartments Associates, Ltd.                --         30,000      (30,000) (1)        --              --           --
Auburn Hills Apartments Limited Partnership        --           --           --    (2)        --              --           --
Auburn Hills Townhouses Limited Partnership     525,045         --       (228,713)            --           (5,000)      291,332
Batesville Family, L.P.                            --           --           --    (2)        --              --           --
Browning Road Phase I, L.P.                        --           --           --    (2)        --              --           --
Bruce Housing Associates, L.P.                    5,871         --         (1,731)            --              --          4,140
Canton Partners, L.P.                              --           --           --    (2)        --              --           --
Carrington Limited Dividend Housing
   Association Limited Partnership              138,084         --        (64,689)            --              --         73,395
Christian Street Associates Limited
  Partnership                                      --         63,139      (63,139) (1)        --              --           --
Cityside Apartments, Phase II, L.P.                --           --           --    (2)        --              --           --
Cleveland Square, Ltd.                             --           --           --    (2)        --              --           --
College Avenue Apartments Limited
  Partnership                                      --         44,268      (44,268) (1)        --              --           --
Corrigan Square, Ltd.                              --           --           --    (2)        --              --           --
De Queen Villas Limited Partnership                --           --           --    (2)        --              --           --
Dermott Villas Limited Partnership                 --           --           --    (2)        --              --           --
Eagle View, Ltd.                                   --           --           --    (2)        --              --           --
Elm Hill Housing Limited Partnership          1,557,309         --       (369,022)            --              --      1,188,287
Eudora Manor Limited Partnership                   --           --           --    (2)        --              --           --
Forest Village Housing Partnership                 --           --           --    (2)        --              --           --
Harborside Housing Limited Partnership        1,570,996         --       (369,441)      (1,199,055) (4)    (2,500)         --
Hill Com I Associates Limited Partnership          --           --           --    (2)        --              --           --
Hill Com II Associates Limited Partnership         --           --           --    (2)        --              --           --
Hughes Manor Limited Partnership                   --           --           --    (2)        --              --           --
Ivy Family, L.P.                                   --           --           --    (2)        --              --           --
Lakeside Housing Limited Partnership               --           --           --    (2)        --              --           --
Lawrence Road Properties, Ltd.                     --           --           --    (2)        --              --           --
Lexington Estates Ltd.                             --           --           --    (2)        --              --           --
Littleton Avenue Community Village, L.P.           --           --           --    (2)        --              --           --
Lula Courts Ltd., L.P.                             --           --           --    (2)        --              --           --
Magee Elderly, L.P.                                --           --           --    (2)        --              --           --
Mirador del Toa Limited Partnership                --           --           --    (2)        --              --           --
Nixa Heights Apartments, L.P.                      --           --           --    (2)        --              --           --
North Hills Farms Limited Partnership         3,489,666         --        (30,198)            --            (5,000)   3,454,468
Patton Place Limited Partnership                142,915         --        (38,989)            --              --        103,926
Plantersville Family, L.P.                         --           --           --    (2)        --              --           --
Powelton Gardens Associates                        --           --           --    (2)        --              --           --
Purvis Heights Properties, L.P.                  13,171         --         (5,440)            --              --          7,731
Queen Lane Investors                               --           --           --    (2)        --              --           --
Renova Properties, L.P.                            --           --           --    (2)        --              --           --
Santa Juanita Limited Dividend Partnership
  L.P.                                             --           --           --    (2)        --              --           --
Simpson County Family, L.P.                        --           --           --    (2)        --              --           --
Summers Village Limited Partnership                --           --           --    (2)        --              --           --
Tchula Courts Apartments, L.P.                     --           --           --    (2)        --              --           --
The Pendleton                                      --           --           --    (2)        --              --           --
Trenton Heights Apartments, L.P.                   --           --           --    (2)        --              --           --
Twin Pine Family, L.P.                             --           --           --    (2)        --              --           --
Village Creek Limited Partnership                  --           --           --    (2)        --              --           --
York Park Associates Limited Partnership           --           --           --    (2)        --              --           --
                                             ---------     --------   ----------       -----------        --------    ----------

                                             $7,532,015    $ 206,810  $(1,316,316)     $(1,199,055)       $(12,500)   $5,210,954
                                             ==========    =========  ===========      ===========        ========    ==========

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3) The total excludes $23,735 of distributions received classified as other income from local partnerships.
(4) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002

5.   Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended
March 30, 2003 is as follows:

                                                                                                          Cash
                                            Investment in              Partnership's    Adjustment to  distributions  Investment in
                                                Local     Investments   equity in        carry value     received         Local
                                             Partnership   during the  income for the   during the      during the    Partnership
                                            balance as of  year ended    year ended      year ended     year ended   balance as of
                                              March 30,     March 30,  December 31,      March 30,       March 30,     March 30,
Name of Local Partnership                       2002          2003        2002             2003          2003(3)         2003
-------------------------                    ------------  ----------  -------------    ------------   -----------   ------------
1989 Westview Arms Limited Partnership       $   60,383    $   --      $   28,575         $     --      $    --     $  88,958
2000-2100 Christian Street Associates                --      44,980       (44,980) (1)          --           --            --
Ann Ell Apartments Associates, Ltd.                  --      97,000       (97,000) (1)          --           --            --
Auburn Hills Apartments Limited Partnership          --        --              --  (2)          --           --            --
Auburn Hills Townhouses Limited Partnership     664.858        --        (134,813)              --         (5,000)    525,045
Batesville Family, L.P.                              --        --              --  (2)          --           --            --
Browning Road Phase I, L.P.                          --        --              --  (2)          --           --            --
Bruce Housing Associates, L.P.                    9,621        --          (3,750)              --           --          5,871
Canton Partners, L.P.                                --        --              --  (2)          --           --            --
Carrington Limited Dividend Housing
   Association Limited Partnership              200,696        --         (62,612)              --           --        138,084
Christian Street Associates Limited
  Partnership                                        --      50,953       (50,953) (1)          --           --            --
Cityside Apartments, Phase II, L.P.                  --        --              --  (2)          --           --            --
Cleveland Square, Ltd.                               --        --              --  (2)          --           --            --
College Avenue Apartments Limited
  Partnership                                        --      16,640       (16,640) (1)          --           --            --
Corrigan Square, Ltd.                                --        --              --  (2)          --           --            --
De Queen Villas Limited Partnership                  --        --              --  (2)          --           --            --
Dermott Villas Limited Partnership                   --        --              --  (2)          --           --            --
Eagle View, Ltd.                                     --        --              --  (2)          --           --            --
Elm Hill Housing Limited Partnership          1,780,554        --        (106,906)              --       (116,339)   1,557,309
Eudora Manor Limited Partnership                     --        --              --  (2)          --           --            --
Forest Village Housing Partnership                   --        --              --  (2)          --           --            --
Harborside Housing Limited Partnership        1,692,849        --            (121,853)          --           --      1,570,996
Hill Com I Associates Limited Partnership            --        --              --  (2)          --           --            --
Hill Com II Associates Limited Partnership           --        --              --  (2)          --           --            --
Hughes Manor Limited Partnership                     --        --              --  (2)          --           --            --
Ivy Family, L.P.                                     --        --              --  (2)          --           --            --
Lakeside Housing Limited Partnership                 --        --              --  (2)          --           --            --
Lawrence Road Properties, Ltd.                       --        --              --  (2)          --           --            --
Lexington Estates Ltd.                               --        --              --  (2)          --           --            --
Littleton Avenue Community Village, L.P.             --        --              --  (2)          --           --            --
Lula Courts Ltd., L.P.                               --        --              --  (2)          --           --            --
Magee Elderly, L.P.                                  --        --              --  (2)          --           --            --
Mirador del Toa Limited Partnership                  --        --              --  (2)          --           --            --
Nixa Heights Apartments, L.P.                        --        --              --  (2)          --           --            --
North Hills Farms Limited Partnership         3,451,929        --              42,737           --         (5,000)   3,489,666
Patton Place Limited Partnership                174,876        --             (31,961)          --           --        142,915
Plantersville Family, L.P.                           --        --              --  (2)          --           --            --
Powelton Gardens Associates                          --        --              --  (2)          --           --            --
Purvis Heights Properties, L.P.                  27,581        --             (13,873)          --           (537)      13,171
Queen Lane Investors                                 --        --              --  (2)          --           --            --
Renova Properties, L.P.                              --        --              --  (2)          --           --            --
Santa Juanita Limited Dividend Partnership
  L.P.                                           38,386        --             (38,386) (1)      --           --            --
Simpson County Family, L.P.                          --        --              --  (2)          --           --            --
Summers Village Limited Partnership                  --        --              --  (2)          --           --            --
Tchula Courts Apartments, L.P.                       --        --              --  (2)          --           --            --
The Pendleton                                        --        --              --  (2)          --           --            --
Trenton Heights Apartments, L.P.                     --        --              --  (2)          --           --            --
Twin Pine Family, L.P.                               --        --              --  (2)          --           --            --
Village Creek Limited Partnership                    --        --              --  (2)          --           --            --
York Park Associates Limited Partnership             --        --              --  (2)          --           --            --
                                             ----------   --------      ---------        ---------      --------    ---------

                                             $8,101,733   $ 209,573     $(652,415)        $     --      $(126,876)  $7,532,015
                                             ==========   =========     =========         =========     =========   ==========

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3) The total excludes $23,735 of distributions received classified as other income from local partnerships. (4) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 2003 is follows:


                                                             Mortgage loans                  Buildings and         Accumulated
    Name of Local Partnership                                   payable         Land          improvements         depreciation
    -----------------------------------------------------------------------------------------------------------------------------
    1989 Westview Arms Limited Partnership                 $      392,851    $     20,275    $        736,245     $     (279,282)
    2000-2100 Christian Street Associates                       2,366,100               --             31,325             (4,068)
    Ann Ell Apartments Associates, Ltd.                         2,033,247          199,645          2,838,576         (1,377,450)
    Auburn Hills Apartments Limited Partnership                   786,663           48,245          1,013,162           (366,763)
    Auburn Hills Townhouses Limited Partnership                 6,055,128          225,000         12,523,316         (6,794,638)
    Batesville Family, L.P.                                     1,423,964           52,000          1,843,095           (752,388)
    Browning Road Phase I, L.P.                                   816,977           43,000          1,069,123           (576,488)
    Bruce Housing Associates, L.P.                              1,092,492           16,000          1,482,081           (720,761)
    Canton Partners, L.P.                                       1,436,914           35,000          1,865,291           (907,973)
    Carrington Limited Dividend Housing
        Association Limited Partnership                         3,272,459          200,000          6,590,677         (3,243,210)
    Christian Street Associates Limited Partnership             2,165,038               --             41,753            (15,847)
    Cityside Apartments, Phase II, L.P.                         6,952,776           87,997         14,242,965         (7,139,975)
    Cleveland Square, Ltd.                                        810,332           20,000          1,208,578           (624,923)
    College Avenue Apartments Limited Partnership                 587,000           24,600          1,008,439           (506,588)
    Corrigan Square, Ltd.                                       1,395,775           63,358          1,897,355           (973,233)
    De Queen Villas Limited Partnership                         1,345,352           37,000          1,687,412           (588,044)
    Dermott Villas Limited Partnership                          1,049,384           15,000          1,364,852           (496,050)
    Eagle View, Ltd.                                              396,204           35,000            497,783           (182,070)
    Elm Hill Housing Limited Partnership                        6,708,868          119,200         12,604,541         (5,500,505)
    Eudora Manor Limited Partnership                              742,553           16,000            940,850           (339,692)
    Harborside Housing Limited Partnership                      2,897,754           39,400          6,594,750         (2,854,620)
    Hill Com I Associates Limited Partnership                   1,165,986          119,502          2,669,820         (1,150,170)
    Hill Com II Associates Limited Partnership                    938,031          112,110          2,281,915         (1,090,723)
    Hughes Manor Limited Partnership                            1,100,161           16,007          1,422,747           (514,334)
    Ivy Family, L.P.                                              772,383           11,000          1,076,150           (535,782)
    Lakeside Housing Limited Partnership                        7,272,097           50,000         11,938,171         (5,314,418)
    Lawrence Road Properties, Ltd.                                750,067           50,000            959,446           (383,812)
    Lexington Estates Ltd.                                        698,292           30,750            881,265           (483,521)
    Littleton Avenue Community Village, L.P.                    4,303,080          512,331          7,220,383         (3,567,441)
    Lula Courts Ltd., L.P.                                        692,242           19,600            900,181           (484,681)
    Magee Elderly, L.P.                                           584,408           30,000            731,409           (304,178)
    Mirador del Toa Limited Partnership                         1,857,814          105,000          2,343,426         (1,241,742)
    Nixa Heights Apartments, L.P.                                 991,220           31,500          1,315,343           (499,064)
    North Hills Farms Limited Partnership                       2,955,316          525,000         13,226,055         (7,761,697)
    Patton Place Limited Partnership                              959,630           56,015          1,765,001           (617,862)
    Plantersville Family, L.P.                                    589,107           12,000            788,656           (398,078)
    Powelton Gardens Associates                                   802,440           29,207          1,974,175           (966,962)
    Purvis Heights Properties, L.P.                             1,135,775           47,000          1,507,912           (580,547)
    Queen Lane Investors                                        1,524,745           60,301          2,781,754         (1,294,242)
    Renova Properties, L.P.                                       630,745           22,700            824,155           (426,748)
    Santa Juanita Limited Dividend Partnership L.P.             1,414,998          228,718          2,441,275         (1,209,705)
    Simpson County Family, L.P.                                   805,068           24,700          1,047,171           (509,958)
    Summers Village Limited Partnership                           799,378           71,000            969,818           (350,447)
    Tchula Courts Apartments, L.P.                                726,736           10,000            928,791           (579,126)
    The Pendleton                                                 543,022           40,000          1,269,163           (683,869)
    Trenton Heights Apartments, L.P.                              434,265           29,200            596,813           (262,319)
    Twin Pine Family, L.P.                                        594,380            7,000            825,450           (409,357)
    Village Creek Limited Partnership                           1,199,427           37,950          1,471,698           (566,038)
    York Park Associates Limited Partnership                    3,888,968          321,460          5,675,813         (2,926,569)
                                                           --------------     ------------     --------------      -------------
                                                           $   84,857,612    $   3,906,771     $  143,916,125     $  (69,357,958)
                                                           ==============     ============     ==============     ==============


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5.    Investment in Local Partnerships (continued)

      Property information for each Local Partnership as of December 31, 2002 is as follows:

                                                             Mortgage loans                  Buildings and         Accumulated
    Name of Local Partnership                                   payable         Land          improvements         depreciation
    -----------------------------------------------------------------------------------------------------------------------------


    1989 Westview Arms Limited Partnership                 $      419,628    $     20,275      $      736,245     $     (261,699)
    2000-2100 Christian Street Associates                       2,422,116               --             31,325             (2,929)
    Ann Ell Apartments Associates, Ltd.                         2,080,739          199,645          2,838,576         (1,281,124)
    Auburn Hills Apartments Limited Partnership                   789,506           48,245          1,013,162           (342,278)
    Auburn Hills Townhouses Limited Partnership                 6,149,970          225,000         12,433,438         (6,332,273)
    Batesville Family, L.P.                                     1,428,095           52,000          1,816,601           (705,028)
    Browning Road Phase I, L.P.                                   825,887           43,000          1,065,616           (531,491)
    Bruce Housing Associates, L.P.                              1,096,634           16,000          1,460,299           (675,664)
    Canton Partners, L.P.                                       1,441,115           35,000          1,851,581           (866,917)
    Carrington Limited Dividend Housing
        Association Limited Partnership                         3,313,001          200,000          6,576,478         (2,992,681)
    Christian Street Associates Limited Partnership             2,242,759               --             41,753            (12,105)
    Cityside Apartments, Phase II, L.P.                         7,096,177           87,997         14,242,965         (6,621,958)
    Cleveland Square, Ltd.                                        818,128           20,000          1,187,823           (575,349)
    College Avenue Apartments Limited Partnership                 591,205           24,600            999,333            465,106
    Corrigan Square, Ltd.                                       1,408,872           63,358          1,890,344           (901,630)
    De Queen Villas Limited Partnership                         1,145,828           37,000          1,687,412           (547,118)
    Dermott Villas Limited Partnership                          1,053,235           15,000          1,356,414           (461,337)
    Eagle View, Ltd.                                              400,233           35,000            496,686           (170,160)
    Elm Hill Housing Limited Partnership                        6,759,070          119,200         12,530,741         (5,183,382)
    Eudora Manor Limited Partnership                              744,916           16,000            939,977           (316,356)
    Harborside Housing Limited Partnership                      2,728,409           39,400          6,594,750         (2,683,625)
    Hill Com I Associates Limited Partnership                   1,165,986          143,404          2,968,501         (1,297,760)
    Hill Com II Associates Limited Partnership                    938,031          112,110          2,241,227         (1,006,135)
    Hughes Manor Limited Partnership                            1,103,878           16,007          1,422,747           (479,278)
    Ivy Family, L.P.                                              778,437           11,000          1,075,733           (501,620)
    Lakeside Housing Limited Partnership                        7,440,473           50,000         11,938,171         (5,018,636)
    Lawrence Road Properties, Ltd.                                752,561           50,000            947,764           (358,996)
    Lexington Estates Ltd.                                        700,923           30,750            878,186           (449,699)
    Littleton Avenue Community Village, L.P.                    4,303,080          512,331          7,213,019         (3,273,788)
    Lula Courts Ltd., L.P.                                        694,485           19,600            896,918           (448,990)
    Magee Elderly, L.P.                                           586,158           30,000            720,498           (285,659)
    Mirador del Toa Limited Partnership                         1,864,895          105,000          2,341,013         (1,155,272)
    Nixa Heights Apartments, L.P.                                 994,999           31,500          1,314,353           (473,023)
    North Hills Farms Limited Partnership                       3,296,998          525,000         13,180,670         (7,298,465)
    Patton Place Limited Partnership                              963,950           56,015          1,765,001           (573,574)
    Plantersville Family, L.P.                                    591,701           12,000            775,241           (373,151)
    Powelton Gardens Associates                                   843,917           29,207          1,972,575           (893,248)
    Purvis Heights Properties, L.P.                             1,136,111           47,000          1,506,005           (541,865)
    Queen Lane Investors                                        1,532,919           60,301          2,781,754         (1,188,295)
    Renova Properties, L.P.                                       632,811           22,700            814,218           (402,949)
    Santa Juanita Limited Dividend Partnership L.P.             1,429,828          228,718          2,430,592         (1,115,681)
    Simpson County Family, L.P.                                   807,422           24,700          1,025,902           (476,380)
    Summers Village Limited Partnership                           802,017           71,000            969,818           (326,920)
    Tchula Courts Apartments, L.P.                                729,442           10,000            920,260           (547,662)
    The Pendleton                                                 554,957           40,000          1,269,163           (636,288)
    Trenton Heights Apartments, L.P.                              435,851           29,200            591,572           (248,388)
    Twin Pine Family, L.P.                                        599,282            7,000            809,133           (381,761)
    Village Creek Limited Partnership                           1,203,327           37,950          1,471,698           (528,563)
    York Park Associates Limited Partnership                    3,906,632          321,460          5,675,813         (2,720,997)
                                                           --------------     ------------     --------------      -------------
                                                           $   85,746,594     $  3,930,673     $  143,713,664      $ (64,933,253)
                                                           ==============     ============     ==============      =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5.  Investment in Local Partnerships (continued)

    The summary of property activity during the year ended December 31, 2003 is as follows:


                                                Net change
                              Balance as of       during       Balance as of
                              December 31,    the year ended   December 31,
                                  2002      December 31, 2003      2003
                              ------------- -----------------  --------------


   Land                          $3,930,673     $   (23,902)    $  3,906,771
   Buildings and improvements   143,713,664         202,461      143,916,125
                                -----------     -----------     ------------
                                147,644,337         178,559      147,822,896
   Accumulated depreciation     (64,933,253)     (4,424,705)     (69,357,958)
                                -----------     -----------     ------------
                                $82,711,084     $(4,246,146)    $ 78,464,938
                                ===========     ============    ============

Effective October 1, 1998, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $423,692 as of March 30, 2004, of which $132,542 and $95,933, respectively, was advanced during the years ended March 30, 2004 and 2003. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

The Partnership advanced $30,000 and $97,000 during the years ended March 30, 2004 and 2003, respectively, to Ann Ell to fund operating deficits. Cumulative advances as of March 30, 2004 are $469,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

The Partnership advanced $44,268 and $16,640 during the years ended March 30, 2004 and 2003, respectively, to College Avenue to fund operating deficits. Cumulative advances as of March 30, 2004 are $72,058. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


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


6.  Transactions with General Partner and Affiliates

    For the years ended March 30, 2004, 2003 and 2002, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                              2004                   2003                  2002
                                      ---------------------    ------------------   --------------------
                                        Paid       Incurred    Paid      Incurred   Paid        Incurred
                                      --------     --------   --------   --------   --------    --------
Management fees (see Note 8)          $157,137     $294,416   $239,516   $293,193   $269,516    $299,307

Administration fees (see Note 8)       180,552      294,416    280,484    293,193    254,826     299,307


For the years ended December 31, 2003, 2002 and 2001, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                                 2003                         2002                         2001
                                        ----------------------     ----------------------    ------------------------
                                           Paid       Incurred        Paid       Incurred        Paid        Incurred
                                        ---------    ---------     ---------    ---------    ----------     ---------

    Property management fees            $ 139,599    $ 136,068     $ 177,405     $ 142,315    $ 101,513     $ 146,756

    Insurance and other  services         191,953      183,848       121,687       106,631      106,694       108,380

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


7.  Taxable Loss

    A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2004, 2003 and 2002 to the tax return net loss for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                  2004                 2003               2002
                                              ------------         ------------       ------------
Financial statement net loss for the
 years ended March 30, 2004, 2003 and 2002    $(3,139,682)         $  (330,917)       $(1,396,994)

Add (less) net transactions occurring
between
  January 1, 2001 to March 30, 2001                  --                   --             (122,139)
  January 1, 2002 to March 30, 2002                  --               (131,136)           131,136
  January 1, 2003 to March 30, 2003               (91,275)              91,275               --
  January 1, 2004 to March 30, 2004               136,664                 --                 --
                                              ------------         ------------       -------------
Adjusted financial statement net loss
  for the years ended December 31,
  2004, 2003 and 2002                          (3,094,293)            (369,978)        (1,387,997)

Adjustment to management and
  administration fees pursuant to                 101,568              118,815            116,144
  Internal Revenue Code Section 267

Differences arising from gain on
  disposal of local partnership
  interest                                           --               (218,968)              --

Differences arising from equity in
  loss of investment in local
  partnerships                                 (2,606,750)          (3,655,779)        (2,723,735)

Other income from local partnerships              (16,462)             (37,261)           (26,021)

Other differences                                  19,797                 (300)            (5,917)
                                              ------------         ------------       ------------

Tax return net loss for the years
  ended December 31, 2003, 2002 and
  2001                                        $(5,596,140)         $(4,163,471)       $(4,027,526)
                                              ============         ============       ============


    The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2003 and 2002 are as follows:

                                                    2003            2002
                                                ------------    ------------
    Investment in local partnerships -
    financial reporting                          $5,213,454      $7,467,007
    Investment in local partnerships - tax       (6,293,633)     (1,173,029)
                                                ------------     -----------
                                                $11,507,087      $8,640,036
                                                ============     ===========

     Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


8.   Commitments and Contingencies

     Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $206,091 for the year ended March 30, 2004, $205,235 for the year ended March 30, 3003 and $209,514 for the year ended March 30, 2002. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $88,325 for the year ended March 30, 2004, $87,958 for the year in ended March 30, 2003 and $89,793 for the year ended March 30, 2002. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Additional Management Fees in the amount of $956,135 and $818,856 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2004 and 2003, respectively.

     In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $206,091 for the year ended March 30, 2004, $205,235 for the year ended March 30, 2003 and $209,514 for the year ended March 30, 2002. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $88,325 for the year ended March 30, 2004, $87,958 for the year ended March 30, 2003 and $89,793 for the year ended March 30, 2002. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Additional Administration Fees due to MLFA in the amount of $543,740 and $568,740 are included in accounts payable and accrued expenses as of March 30, 2004 and 2003, respectively, in the accompanying balance sheets. Cumulative unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $291,167 and $177,303 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2004 and 2003, respectively.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


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


     The estimated fair value of the Partnership's financial instruments as of March 30, 2004 and 2003 are disclosed elsewhere in the financial statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


10.  Quarterly Financial Information - Unaudited

     The following is a summary of results of operations for each of the four quarters for the years indicated:

                                             First           Second         Third            Fourth
                                            Quarter          Quarter        Quarter          Quarter
                                        --------------   -------------   -------------    -------------
2004
----
Total revenue                           $    38,872      $    45,537     $    47,872      $    46,212

Loss from operations                       (172,741)        (154,107)       (160,799)        (136,664)

Equity in loss of investment
 in local partnerships                     (409,958)        (424,191)       (188,780)      (1,492,442)

Net loss                                   (582,699)        (578,298)       (349,579)      (1,629,106)

2003
----

Total revenue                           $    73,590      $    49,195     $    49,556      $    42,631

Loss from operations                        (86,399)        (119,392)       (132,167)        (186,275)

Equity in loss of investment
 in local partnerships                     (196,707)        (121,604)       (236,303)         (97,801)

Gain on disposal of local
 partnership interest                       732,000             --           114,531             --

Net earnings (loss)                         448,894         (240,996)       (253,939)        (284,076)

2002
----

Total revenue                           $    76,701      $    55,762     $    55,351      $    56,004

Loss from operations                        (98,132)        (115,716)       (124,555)        (131,136)

Equity in income (loss) of investment
 in local partnerships                     (642,513)        (333,519)       (119,357)         167,934

Net earnings (loss)                        (740,645)        (449,235)       (243,912)          36,798

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


Item 9A. Controls and Procedures
         -----------------------

As of March 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of March 30, 2004, and (ii) no changes occurred during the quarter ended March 30, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and directors of Richman Tax Credits are:

                                 Served in present
          Name                   capacity since (1)        Position held
   -------------------------   ----------------------  ------------------------

   Richard Paul Richman         October 26, 1988        Director
   David A. Salzman             February 1, 2001        President
   Neal Ludeke                  October 26, 1988        Vice President and
                                                        Treasurer
   Gina S. Dodge                October 26, 1988        Secretary

-------------------------------------------------------------------------------
(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.


Richard Paul Richman, age 56, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 43, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 46, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax Credits. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 48, is the Secretary of Richman Tax Credits. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

The Board of Directors of the General Partner acts as the audit committee of the Registrant. Mr. Richman is a member of the Board of Directors of the General Partner and is deemed to be an audit committee financial expert. Mr. Richman is not independent of the Registrant.

          --------------------------------------------------------------

The Board of Directors of the General Partner has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 599 W. Putnam Avenue, Greenwich, Connecticut 06830, Attention:
Secretary.


Item 11.  Executive Compensation
          ----------------------

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 2004, Richman Tax Credits did not pay any remuneration to any of its officers or its director.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Affiliates of Everest Properties, Inc., having the mailing address 155 N. Lake Avenue, Suite 1000, Pasadena, California 91101, are the owners of 3,561 Units, representing approximately 6.4% of all such Units. As of May 31, 2004, no person or entity, other than affiliates of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly owned by Richard Paul Richman.


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

Transactions with General Partner and Affiliates
------------------------------------------------

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2003 allocated to the General Partner were $55,961 and $30, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2003 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $35,485 and $22, respectively.

Indebtedness of Management
--------------------------

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2004.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

The annual audit fees for Registrant for the years ended March 30, 2004 and 2003 were $53,064 and $50,995, respectively.

The annual tax preparation fees for Registrant for each of the years ended March 30, 2004 and 2003 were $11,000.

Audit related fees for Registrant for the years ended March 30, 2004 and 2003 were $16,611 and $0, respectively.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on form 8-K
          ----------------------------------------------------------------

      (a)   Financial Statements, Financial Statement Schedules and Exhibits
            ----------------------------------------------------------------

      (1)   Financial Statements
            --------------------

            See Item 8 - "Financial Statements and Supplementary Data."

      (2)   Financial Statement Schedules
            -----------------------------

            No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

      (3)   Exhibits
            --------

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

      10.02   2000-2100 Christian Street Associates   Exhibit 10.8 to Form 10-Q
              Amended and Restated Agreement of       Report dated December 30,
              Limited Partnership                     1989 (File No. 33-25337)

      10.03   Ann Ell Apartments Associates, Ltd.     Exhibit 10.1 to Form 10-Q
              Second Amended and Restated Agreement   Report dated June 29, 1990
              of Limited Partnership                  (File No. 0-18405)

      10.04   Auburn Hills Apartments Limited         Exhibit 10.2 to Form 10-Q
              Partnership Amended and                 Report dated June 29, 1990
              Restated Certificate and Articles       (File No. 0-18405)
              of Limited Partnership

      10.05   Auburn Hills Townhouses Limited         Exhibit 10.01 to Form 10-K
              Partnership Amended and Restated        Report dated March 30,
              Agreement of Limited Partnership        1990 (File No. 0-18405)

      10.06   Batesville Family, L.P. Amended and     Exhibit 10.02 to Form 10-K
              Restated Agreement of Limited           Report dated March 30,
              Partnership                             1990 (File No. 0-18405)

      10.07   Batesville Family, L.P. First           Exhibit 10.05 to Form 10-K
              Amendment to the Amended and            Report dated March 30,
              Restated Agreement of Limited           1992 (File No 0-18405)
              Partnership

      10.08   Amendment No. 1 to the Batesville       Exhibit 10.06 to Form 10-K
              Family, L.P. Amended and Restated       Report dated March 30,
              Agreement of Limited Partnership        1992 (File No. 0-18405)

      10.09   Amendment No. 2 to the Batesville       Exhibit 10.1 to Form 10-Q
              Family, L.P. Amended and Restated       Report dated December 30,
              Agreement of Limited Partnership        1990 (File No. 0-18405)

                                                      Incorporated by
              Exhibit                                 Reference to
              -------                                 ------------

      10.10   Batesville Family, L.P. Amendment       Exhibit 10.1 to Form 10-Q
              No. 3 to Amended and Restated           Report dated December 30,
              Agreement of Limited Partnership        1991 (File No. 0-18405)

      10.11   Browning Road Phase I, L.P.             Exhibit 10.1 to Form 10-Q
              Amended and Restated Agreement          Report dated September 29,
              of Limited Partnership                  1990 (File No. 0-18405)

      10.12   Browning Road Phase I, L.P.             Exhibit 10.2 to Form 10-Q
              First Agreement to Amended and          Report dated September 29,
              Restated Agreement of Limited           1990 (File No. 0-18405)
              Partnership

      10.13   Bruce Housing Associates, L.P.          Exhibit 10.03 to Form 10-K
              Amended and Restated Agreement of       Report dated March 30,
              Limited Partnership                     1990 (File No. 0-18405)

      10.14   Amendment No. 1 to the                  Exhibit 10.12 to Form 10-K
              Bruce Housing Associates, L.P.          Report dated March 30,
              Amended and Restated Agreement          1992 (File No. 0-18405)
              of Limited Partnership

      10.15   Bruce Housing Associates, L.P.          Exhibit 10.13 to Form 10-K
              First Amendment to Amended and          Report dated March 30,
              Restated  Agreement of Limited          1992 (File No. 0-18405)
              Partnership

      10.16   Amendment No.2 to the Bruce Housing     Exhibit 10.2 to Form 10-Q
              Associates, L.P. Amended and            Report dated December 30,
              Restated Agreement of Limited           1990 (File No. 0-18405)
              Partnership

      10.17   Bruce Housing Associates, L.P.          Exhibit 10.2 to Form 10-Q
              Amendment No. 3 to the Amended          Report dated December 30,
              and Restated Agreement of               1991 (File No. 0-18405)
              Limited Partnership

      10.18   Canton Partners, L.P.                   Exhibit 10.2 to Form 10-Q
              Amended and Restated Agreement of       Report dated December 30,
              Limited Partnership                     1989 (File No. 33-25337)

      10.19   Carrington Limited Dividend Housing     Exhibit 10.3 to Form 10-Q
              Association Limited Partnership         Report dated September 29,
              Amended and Restated Agreement          1990 (File No. 0-18405)
              of Limited Partnership

      10.20   Carrington Limited Dividend             Exhibit 10.4 to Form 10-Q
              Housing Association Limited             Report dated September 29,
              Partnership Second Amended and          1990 (File No. 0-18405)
              Restated Agreement of Limited
              Partnership

      10.21   Carrington Limited Dividend             Exhibit 10.3 to Form 10-Q
              Housing Association Limited             Report dated December 30,
              Partnership Amendment No. 1 to          1990 (File No. 0-18405)
              the Second Amended and Restated
              Agreement of Limited Partnership

      10.22   Christian Street Associates             Exhibit 10.2 to Form 10-Q
              Limited Partnership Second Amended and  Report dated September 29,
              Restated Agreement and Certificate      1989 (File No. 33-25337)
              of Limited Partnership

                                                      Incorporated by
              Exhibit                                 Reference to
              -------                                 ------------

      10.23   Cityside Apartments, Phase II, L.P.     Exhibit 10.1 to Form 10-Q
              Amended and Restated Agreement of       Report dated September 29,
              Limited Partnership                     1989 (File No. 33-25337)

      10.24   Amendment No. 1 to Cityside             Exhibit 10.22 to Form 10-K
              Apartments, Phase II, L.P.              Report dated March 30,
              Amended and Restated Agreement of       1992 (File No. 0-18405)
              Limited Partnership

      10.25   Cleveland Square, Ltd.                  Exhibit 10.07 to Form 10-K
              Amended and Restated Agreement of       Report dated March 30,
              Limited Partnership                     1990 (File No. 0-18405)

      10.26   College Avenue Apartments               Exhibit 10.7 to Form 10-Q
              Limited Partnership Amended             Report dated December 30,
              and Restated and Articles of            1989 (File No. 33-25337)
              Partnership in Commendam

      10.27   Corrigan Square, Ltd.                   Exhibit 10.09 to Form 10-K
              Amended and Restated Agreement of       Report dated March 30,
              Limited Partnership                     1990 (File No. 0-18405)

      10.28   Critical Ventures Housing               Exhibit 10.3 to Form 10-Q
              Partnership III, A Washington Limited   Report dated June 29, 1990
              Partnership Amended and Restated        (File No. 0-18405)
              Agreement of Limited Partnership

      10.29   De Queen Villas Limited Partnership     Exhibit 10.11 to Form 10-K
              Amended and Restated Certificate and    Report dated March 30,
              Agreement of Limited Partnership        1990 (File No. 0-18405)

      10.30   Dermott Villas Limited Partnership      Exhibit 10.12 to Form 10-K
              Amended and Restated Certificate and    Report dated March 30,
              Agreement of Limited Partnership        1990 (File No. 0-18405)

      10.31   Eagle View, Ltd. Second Amended and     Exhibit 10.4 to Form 10-K
              Restated Certificate of Limited         Report dated June 29, 1990
              Partnership and Limited Partnership     (File No. 0-18405)
              Agreement

      10.32   Elm Hill Housing Limited Partnership    Exhibit 10.13 to Form 10-K
              Second Amended and Restated             Report dated March 30,
              Agreement and Certificate of Limited    1990 (File No. 0-18405)
              Partnership

      10.33   Eudora Manor Limited Partnership        Exhibit 10.14 to Form 10-K
              Amended and Restated Agreement          Report dated March 30,
              and Certificate of Limited              1990 (File No. 0-18405)
              Partnership

      10.34   Forest Village Housing Partnership      Exhibit 10.2 to Form 10-Q
              Amendment No. 1 to Amended and          Report dated December 30,
              Restated Agreement of Limited           1993 (File No. 0-18405)
              Restated

      10.35   Amended and Restated Agreement          Exhibit 10.5 to Form 10-Q
              of Limited Partnership                  Report dated September 29,
              Harborside Housing Limited              1990 (File No. 0-18405)
              Partnership

                                                      Incorporated by
              Exhibit                                 Reference to
              -------                                 ------------

      10.36   Hill Com I Associates Limited           Exhibit 10.9 to Form 10-Q
              Partnership Amended and Restated        Report dated December 30,
              Agreement and Certificate of Limited    1989 (File No. 33-25337)
              Partnership

      10.37   Hill Com I Associates                   Exhibit 10.35 to Form 10-K
              Limited Partnership First Amendment     Report dated March 30,
              to Amended and Restated Agreement and   1992 (File No. 0-18405)
              Certificate of Limited Partnership

      10.38   Hill Com II Associates Limited          Exhibit 10.10 to Form 10-Q
              Partnership Amended and Restated        Report dated December 30,
              Agreement and Certificate of Limited    1989 (File No. 33-25337)
              Partnership

      10.39   Hill Com II Associates Limited          Exhibit 10.37 to Form 10-K
              Partnership First Amendment to          Report dated March 30,
              Amended and Restated Agreement and      1992 (File No. 0-18405)
              Certificate of Limited Partnership

      10.40   Hughes Manor Limited Partnership        Exhibit 10.17 to Form 10-K
              Amended and Restated Certificate        Report dated March 30,
              and Articles of Limited Partnership     1990 (File No. 0-18405)

      10.41   Ivy Family, L.P. Amended and            Exhibit 10.18 to Form 10-K
              Restated Agreement of Limited           Report dated March 30,
              Partnership                             1990 (File No. 0-18405)

      10.42   Amendment No. 1 to the Ivy Family,      Exhibit 10.4 to Form 10-Q
              L.P. Amended and Restated Agreement     Report dated December 31,
              of Limited Partnership                  1990 (File No. 0-18405)

      10.43   Ivy Family, L.P. Amendment No. 3        Exhibit 10.3 to Form 10-Q
              to the Amended and Restated Agreement   Report dated December 30,
              of Limited Partnership                  1991 (File No. 0-18405)

      10.44   Second Amended and Restated Agreement   Exhibit 10.6 to Form 10-Q
              of Limited Partnership Lakeside         Report dated September 29,
              Housing Limited Partnership             1990 (File No. 0-18405)

      10.45   Lawrence Road Properties, Ltd.          Exhibit 10.11 to Form 10-Q
              Amended and Restated Agreement of       Report dated December 30,
              Limited Partnership                     1989 (File No. 33-25337)

      10.46   Amendment No. 2 to the Lawrence Road    Exhibit 10.5 to Form 10-Q
              Properties, Ltd. Amended and            Report dated December 31,
              Restated Agreement of Limited           1990 (File No. 0-18405)
              Partnership

      10.47   Lawrence Road Properties, Ltd.          Exhibit 10.4 to Form 10-Q
              Amendment No.3 to the Amended and       Report dated December 30,
              Restated Agreement of Limited           1991 (File No. 0-18405)
              Partnership

      10.48   Lexington Estates Ltd., A Mississippi   Exhibit 10.20 to Form 10-K
              Limited Partnership Amended and         Report dated March 30,
              Restated Agreement of Limited           1990 (File No. 0-18405)
              Partnership

                                                      Incorporated by
              Exhibit                                 Reference to

      10.49   Littleton Avenue Community              Exhibit 10.3 to Form 10-Q
              Village, L.P. Amended and               Report dated September 29,
              Restated Agreement of Limited           1989 (File No. 33-25337)
              Partnership

      10.50   Lula Courts Ltd., L.P.                  Exhibit 10.22 to Form 10-K
              Amended and Restated Agreement of       Report dated March 30,
              Limited Partnership                     1990 (File No. 0-18405)

      10.51   Magee Elderly, L.P. Amended             Exhibit 10.1 to Form 10-Q
              and Restated Agreement of               Report dated December 30,
              Limited Partnership                     1989 (File No. 33-25337)

      10.52   Mirador del Toa Limited Partnership     Exhibit 10.5 to Form 10-Q
              (A Delaware Limited Partnership)        Report dated June 29, 1990
              Amended and Restated Agreement          (File No. 0-18405)
              of Limited Partnership

      10.53   Amendment No. 1 to the Mirador          Exhibit 10.40 to Form 10-K
              del Toa Limited Partnership             Report dated March 30,
              (A Delaware Limited Partnership)        1991 (File No. 0-18405)
              Amended and Restated Agreement
              of Limited Partnership

      10.54   Nixa Heights Apartments, L.P.           Exhibit 10.24 to Form 10-K
              Amended and Restated Agreement and      Report dated March 30,
              Certificate of Limited Partnership      1990 (File No. 0-18405)

      10.55   North Hills Farms Limited               Exhibit 10.6 to Form 10-Q
              Partnership Second Amended and          Report dated June 29, 1990
              Restated Agreement of Limited           (File No. 0-18405)
              Partnership

      10.56   First Amendment to the                  Exhibit 10.54 to Form 10-K
              North Hills Farms Limited Partnership   Report dated March 30,
              Second Amended and Restated Agreement   1992 (File No. 0-18405)
              of Limited Partnership

      10.57   Patton Place Limited Partnership        Exhibit 10.25 to Form 10-K
              Second Amended and Restated Agreement   Report dated March 30,
              of Limited Partnership                  1990 (File No. 0-18405)

      10.58   Plantersville Family, L.P.              Exhibit 10.26 to Form 10-K
              Amended and Restated Agreement of       Report dated March 30,
              Limited Partnership                     1990 (File No. 0-18405)

      10.59   Powelton Gardens Associates             Exhibit 10.6 to Form 10-Q
              Amended and Restated Agreement of       Report dated December 30,
              Limited Partnership                     1989 (File No. 33-25337)

      10.60   Purvis Heights Properties, L.P.         Exhibit 10.28 to Form 10-K
              Amended and Restated Agreement of       Report dated March 30,
              Limited Partnership                     1990 (File No. 0-18405)

                                                      Incorporated by
              Exhibit                                 Reference to
              -------                                 ------------

      10.61   Purvis Heights Properties, L.P.         Exhibit 10.60 to Form 10-K
              First Amendment to Amended and          Report dated March 30,
              Restated Agreement of Limited           1992 (File No. 0-18405)
              Partnership

      10.62   Amendment No. 1 to the Purvis Heights   Exhibit 10.61 to Form 10-K
              Properties, L.P. Amended and Restated   Report dated March 30,
              Agreement of Limited Partnership        1992 (File No. 0-18405)

      10.63   Amendment No. 2 to the Purvis Heights   Exhibit 10.6 to Form 10-Q
              Properties, L.P. Amended and            Report dated December 31,
              Restated Agreement of Limited           1990 (File No. 0-18405)
              Partnership

      10.64   Purvis Heights Properties, L.P.         Exhibit 10.5 to Form 10-K
              Amendment No. 3 to the                  Report dated December 30,
              Amended and Restated                    1991 (File No. 0-18405)
              Agreement of Limited Partnership

      10.65   Queen Lane Investors Amended and        Exhibit 10.29 to Form 10-K
              Restated Agreement and Certificate      Report dated March 30,
              of Limited Partnership                  1990 (File No. 0-18405)

      10.66   Queen Lane Investors Amendment No. 1    Exhibit 10.7 to Form 10-Q
              to Amended and Restated Agreement       Report dated December 31,
              and Certificate of Limited Partnership  1990 (File No. 0-18405)

      10.67   Renova Properties, L.P. Amended         Exhibit 10.3 to Form 10-Q
              and Restated Agreement of               Report dated December 30,
              Limited Partnership                     1989 (File No. 33-25337)

      10.68   Santa Juanita Limited Dividend          Exhibit 10.5 to Form 10-Q
              Partnership Amended and Restated        Report dated December 30,
              Agreement of Limited Partnership        1989 (File No. 33-25337)

      10.69   Second Amendment of Limited             Exhibit 10.68 to Form 10-K
              Partnershipof Santa Juanita Limited     Report dated March 30,
              Dividend Partnership and Amendment      1994 (File No. 0-18405)
              No. 2 to the Amended and Restated
              Agreement of Limited Partnership

      10.70   Amendment No. 1 to Santa Juanita        Exhibit 10.1 to Form 10-Q
              Limited Dividend Partnership L.P.       Report dated September 29,
              Amended and Restated Agreement of       1995 (File No. 0-18405)
              Limited Partnership (Replaces
              in its entirety Exhibit
              10.69 hereof.)

      10.71   Amendment No.2 to Santa Juanita         Exhibit 10.2 to Form 10-Q
              Limited Dividend Partnership            Report dated September 29,
              L.P. Amended and Restated Agreement     1995 (File No. 0-18405)
              of Limited Partnership

      10.72   Simpson County Family, L.P.             Exhibit 10.4 to Form 10-Q
              Amended and Restated Agreement of       Report dated December 30,
              Limited Partnership                     1989 (File No. 33-25337)

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

      10.74   Tchula Courts Apartments, L.P.          Exhibit 10.33 to Form 10-K
              Amended and Restated Agreement and      Report dated March 30,
              Certificate of Limited Partnership      1990 (File No. 0-18405)

      10.75   The Pendleton (A Louisiana              Exhibit 10.7 to Form 10-Q
              Partnership in Commendam) Third         Report dated September 29,
              Amended and Restated Articles           1990 (File No. 0-18405)
              of Partnership

      10.76   Trenton Heights Apartments, L.P.        Exhibit 10.34 to Form 10-K
              Amended and Restated Agreement and      Report dated March 30,
              Certificate of Limited Partnership      1990 (File No. 0-18405)

      10.77   Twin Pine Family, L.P. Amended and      Exhibit 10.35 to Form 10-K
              Restated Agreement of Limited           Report dated March 30,
              Partnership                             1990 (File No. 0-18405)

      10.78   Village Creek Limited Partnership       Exhibit 10.8 to Form 10-Q
              Amended and Restated Certificate and    Report dated June 29, 1990
              Articles of Limited Partnership         (File No. 0-18405)


      10.79   York Park Associates Limited            Exhibit 10.1 to Form 10-Q
              Partnership Amended and Restated        Report dated June 29, 1989
              Agreement of Limited Partnership        (File No. 33-25337)

      10.80   Non-Negotiable Purchase Money           Exhibit 10.8 to Form 10-Q
              Promissory Notes dated as of            Report dated December 30,
              January 19, 1990                        1990 (File No. 0-18405)

      10.81   Non-Negotiable Purchase Money           Exhibit 10.9 to Form 10-Q
              Promissory Notes dated as of            Report dated December 30,
              May 1, 1990                             1990 (File No. 0-18405)

      10.82   Assignment and Assumption Agreements    Exhibit 10.63 to Form 10-K
              dated as of June 28, 1991 on the        Report dated March 30,
              Non-Negotiable Purchase Money           1991 (File No. 0-18405)
              Promissory Notes dated as
              of January 19, 1990

      10.83   Assignment and Assumption Agreements    Exhibit 10.64 to Form 10-K
              dated as of June 28, 1991 on the        Report dated March 30,
              Non-Negotiable Purchase Money           1991 (File No. 0-18405)
              Promissory Notes dated as of
              May 1, 1990

      10.84   Promissory Note and Loan Agreement      Exhibit 10.1 to Form 10-Q
              dated November 12, 1993                 Report dated December 30,
                                                      1993 (File No. 0-18405)

                                                      Incorporated by
              Exhibit                                 Reference to
              -------                                 ------------

      28.1    Pages 14 through 33, 47 through 70      Exhibit 28.1 to Form 10-K
              and 86 through 88 of prospectus         Report dated March 30,
              dated May 10, 1989 filed pursuant       1990 (File No. 0-18405)
              to Rule 424(b)(3) under the
              Securities Act of 1933

      28.2    Supplement No. 1 dated                  Exhibit 28.2 to Form 10-K
              July 25, 1989 of Prospectus             Report dated March 30,
                                                      1991 (File No. 0-18405)

      28.3    Supplement No. 2 dated                  Exhibit 28.3 to Form 10-K
              September 18, 1989 of Prospectus        Report dated March 30,
                                                      1991 (File No. 0-18405)

      31.1    Rule 13a-14/15d-14(a) Certification of
              Chief Executive Officer

      31.2    Rule 13a-14/15d-14(a) Certification of
              Chief Financial Officer.

      32.1    Section 1350 Certification of Chief
              Executive Officer.

      32.2    Section 1350 Certification of Chief
              Financial Officer.


      (b)   Reports on Form 8-K
            -------------------

         No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

      (c)   Exhibits
            --------

         See (a)(3) above.

      (d)   Financial Statement Schedules
            -----------------------------

         See (a)(2) above.

                                   SIGNATURES
                                   ----------


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

Dated:  July 13, 2004                     /s/ David Salzman
        -------------                     ------------------------
                                          by:   David Salzman
                                          Chief Executive Officer


Dated:  July 13, 2004                     /s/ Neal Ludeke
        -------------                     ------------------------------
                                          by:  Neal Ludeke
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                                  Date
---------                      -----                                  ----


/s/ David Salzman              Chief Executive Officer of        July 13, 2004
-------------------------      the general partner of the        -------------
(David Salzman)                General Partner

/s/ Neal Ludeke                Chief Financial Officer of        July 13, 2004
-------------------------      the general partner of the        -------------
(Neal Ludeke)                  General Partner