Form 10-Q
period 2004-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2004-08-16
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  _____________

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2004

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

                              Commission file number: 0-18405


                     American Tax Credit Properties II L.P.
   -------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3495678
------------------------------                                -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No.

Richman Tax Credit Properties II L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
--------------------------------------                            --------
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

Yes   X     No
   ------     ----

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

Balance Sheets............................................................3

Statements of Operations..................................................4

Statements of Cash Flows..................................................5

Notes to Financial Statements.............................................7


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                               June 29,              March 30,
                                                           Notes                 2004                  2004
                                                           -----             -----------           -----------
ASSETS

Cash and cash equivalents                                                    $   158,096           $   100,169
Investments in bonds                                         2                 2,252,351             2,545,112
Investment in local partnerships                             3                 5,010,271             5,210,954
Prepaid expenses                                                                  8,946
Interest receivable                                                               26,726                31,169
                                                                             -----------           -----------

                                                                             $ 7,456,390           $ 7,887,404
                                                                             ===========           ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                      $   568,196           $   656,773
  Payable to general partner and affiliates                                    1,386,184             1,247,302
  Other liabilities                                                                6,600                13,600
                                                                             -----------           -----------

                                                                               1,960,980             1,917,675
                                                                             -----------           -----------

Commitments and contingencies                                3

Partners' equity (deficit)

  General partner                                                               (438,866)             (434,848)
  Limited partners (55,746 units of
   limited partnership interest outstanding)                                   5,829,417             6,227,206

  Accumulated other comprehensive income, net                2                   104,859               177,371
                                                                             -----------           -----------

                                                                               5,495,410             5,969,729
                                                                             -----------           -----------

                                                                             $ 7,456,390           $ 7,887,404
                                                                             ===========           ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)


                                                       Notes              2004            2003
                                                       -----           ---------       ---------
REVENUE

Interest                                                               $  38,829       $  38,484
Other income from local partnerships                                      31,254             388
                                                                       ---------       ---------

TOTAL REVENUE                                                             70,083          38,872
                                                                       ---------       ---------

EXPENSES

Administration fees                                                       73,605          73,605
Management fees                                                           73,605          73,605
Professional fees                                                         21,340          29,535
State of New Jersey filing fee                                            17,359          20,609
Printing, postage and other                                               10,782          14,259
                                                                       ---------       ---------

TOTAL EXPENSES                                                           196,691         211,613
                                                                       ---------       ---------

Loss from operations                                                    (126,608)       (172,741)

Equity in loss of investment in local
  partnerships                                           3              (275,199)       (409,958)
                                                                       ---------       ---------

NET LOSS                                                                (401,807)       (582,699)

Other comprehensive income (loss), net                   2               (72,512)         37,522
                                                                       ---------       ---------

COMPREHENSIVE LOSS                                                     $(474,319)      $(545,177)
                                                                       =========       =========

NET LOSS ATTRIBUTABLE TO

  General partner                                                      $  (4,018)      $  (5,827)
  Limited partners                                                      (397,789)       (576,872)
                                                                       ---------       ---------

                                                                       $(401,807)      $(582,699)
                                                                       =========       =========

NET LOSS per unit of limited partnership
  interest (55,746 units of limited
  partnership interest)                                                $   (7.14)      $  (10.35)
                                                                       =========       =========



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)


                                                            2004        2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  33,015    $  34,215
Cash used for local partnerships for deferred
  expenses                                                  (7,000)
Cash paid for
   administration fees                                      (8,328)      (8,192)
   management fees                                                      (52,379)
   professional fees                                       (68,699)        (413)
   State of New Jersey filing fee                          (67,523)    (123,654)
   printing, postage and other expenses                    (10,782)     (14,259)
                                                         ---------    ---------

Net cash used in operating activities
                                                          (129,317)    (164,682)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships                             (84,516)     (66,889)
Cash distributions from local partnerships                  41,254       10,388
Proceeds from maturities/redemptions and
  sales of bonds                                           230,506        1,100
                                                         ---------    ---------

Net cash provided by (used in) investing
  activities                                               187,244      (55,401)
                                                         ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                               57,927     (220,083)

Cash and cash equivalents at beginning of period           100,169      775,452
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 158,096    $ 555,369
                                                         =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net      $ (72,512)   $  37,522
                                                         =========    =========


--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.



                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)


                                                                     2004              2003
                                                                   ---------         ---------

RECONCILIATION OF NET LOSS TO NET CASH  USED IN
  OPERATING ACTIVITIES

Net loss                                                           $(401,807)        $(582,699)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships                 275,199           409,958
  Distributions from local partnerships classified as
    other income                                                     (31,254)             (388)
  Gain on redemption and sale of bonds                                (1,188)
  Amortization of net premium on investments in bonds                    599               890
  Accretion of zero coupon bonds                                      (9,668)           (9,637)
  Increase in prepaid expenses                                        (8,946)           (8,045)
  Decrease in interest receivable                                      4,443             4,478
  Increase in payable to general partner and affiliates              138,882            86,639
  Decrease in accounts payable and accrued expenses                  (88,577)          (65,878)
  Decrease in other liabilities                                       (7,000)
                                                                   ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                              $(129,317)        $(164,682)
                                                                   =========         =========



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2004
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of June 29, 2004, certain information concerning investments in bonds is as follows:


                                                                          Gross              Gross
                                                    Amortized          unrealized          unrealized        Estimated
   Description and maturity                           cost                gains              losses          fair value
   ------------------------                         ----------         -----------        -----------        ----------

Corporate debt securities
  Within one year                                   $  199,949         $    4,593         $     --           $  204,542
  After one year through five years                  1,248,862             63,811               --            1,312,673
                                                    ----------         ----------         ----------         ----------

                                                     1,448,811             68,404               --            1,517,215
                                                    ----------         ----------         ----------         ----------

U.S. Treasury debt securities
  After one year through five years                    698,521             36,290               --              734,811
                                                    ----------         ----------         ----------         ----------

U.S. government and agency securities
  After one year through five years                        160                165               --                  325
                                                    ----------         ----------         ----------         ----------

                                                    $2,147,492         $  104,859         $     --           $2,252,351
                                                    ==========         ==========         ==========         ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,742,743 which amount includes advances made to certain Local Partnerships. As of June 29, 2004, The Partnership holds an interest in forty-nine Local Partnerships that have, as of March 31, 2004, outstanding mortgage loans payable totaling approximately $84,462,000 and accrued interest payable on such loans totaling approximately $8,394,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2004, the investment in local partnerships activity consists of the following:

       Investment in local partnerships as of March
         30, 2004                                              $ 5,210,954

       Advances to Local Partnerships                               84,516

       Equity in loss of investment in local
         partnerships                                             (275,199)*

       Cash distributions received from Local
         Partnerships                                              (41,254)

       Cash distributions classified as other income
         from local partnerships                                    31,254
                                                               -----------
       Investment in local partnerships as of
         June 29, 2004                                         $ 5,010,271
                                                               ===========

   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $720,719 for the three months ended March 31, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2004 and 2003 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2004 and December 31, 2003 are as follows:


                                                                    2004                2003
                                                                -------------       -------------
   ASSETS

Cash and cash equivalents                                       $   1,541,638       $   1,751,943
Rents receivable                                                      465,455             418,925
Escrow deposits and reserves                                        6,668,062           6,325,707
Land                                                                3,906,771           3,906,771
Buildings and improvements (net of
  accumulated depreciation of $70,515,804 and
  $69,357,958)                                                     73,507,741          74,558,167
Intangible assets (net of accumulated amortization                  1,276,087           1,296,361
  of $1,095,255 and $1,074,981)
Other assets                                                        1,434,271           1,448,467
                                                                -------------       -------------

                                                                $  88,800,025       $  89,706,341
                                                                =============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                        $   2,871,205       $   2,465,127
   Due to related parties                                           4,265,025           4,246,512
   Mortgage loans                                                  84,462,410          84,857,612
   Notes payable                                                      961,716             988,436
   Accrued interest                                                 8,393,674           8,229,819
   Other liabilities                                                  710,369             697,550
                                                                -------------       -------------

                                                                  101,664,399         101,485,056
                                                                -------------       -------------

Partners' equity (deficit)

   American Tax Credit Properties II L.P.
     Capital contributions, net of distributions                   45,044,272          45,008,247
     Cumulative loss                                              (37,702,939)        (37,427,740)
                                                                -------------       -------------

                                                                    7,341,333           7,580,507
                                                                -------------       -------------

   General partners and other limited partners
     Capital contributions, net of distributions                    3,042,796           3,045,596
     Cumulative loss                                              (23,248,503)        (22,404,818)
                                                                -------------       -------------

                                                                  (20,205,707)        (19,359,222)
                                                                -------------       -------------

                                                                  (12,864,374)        (11,778,715)
                                                                -------------       -------------

                                                                $  88,800,025       $  89,706,341
                                                                =============       =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2004 and 2003 are as follows:


                                                              2004               2003
   REVENUE

Rental                                                    $ 5,552,850        $ 5,432,237
Interest and other                                            148,185            137,985
                                                          -----------        -----------

Total Revenue                                               5,701,035          5,570,222
                                                          -----------        -----------

EXPENSES

 Administrative                                               991,304            947,971
 Utilities                                                  1,129,747          1,134,117
 Operating and maintenance                                  1,133,920          1,220,123
 Taxes and insurance                                          950,608            842,606
 Financial                                                  1,433,315          1,451,105
 Depreciation and amortization                              1,181,025          1,221,815
                                                          -----------        -----------

Total Expenses                                              6,819,919          6,817,737
                                                          -----------        -----------

NET LOSS                                                  $(1,118,884)       $(1,247,515)
                                                          ===========        ===========

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.                    $  (275,199)       $  (409,958)
General partners and other limited
  partners, which includes $720,719 and
  $745,163 of Partnership loss in excess of
  investment                                                 (843,685)          (837,557)
                                                          -----------        -----------

                                                          $(1,118,884)       $(1,247,515)
                                                          ===========        ===========


   The combined results of operations of the Local Partnerships for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   Effective October 1, 1998, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $480,229 as of June 29, 2004, of which $56,537 was advanced during the three months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

   As of March 31, 2004, Queen Lane Investors ("Queen Lane") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are eight months in arrears, representing an arrearage of approximately $40,000. Although Queen Lane has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000.


   The Partnership advanced $27,979 during the three months ended June 29, 2004 to College Avenue Apartments Limited Partnership to fund operating deficits. Cumulative advances as of June 29, 2004 are $100,037. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

4. Additional Information

   Additional information, including the audited March 30, 2004 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2004 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition
---------------------------------------

As of June 29, 2004, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2004, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $235,000 during the three months ended June 29, 2004 (which includes a net unrealized loss on investments in bonds of approximately $73,000, amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $10,000. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2004 of $275,199 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $31,254 classified as other income), partially offset by advances to Local Partnerships of $84,516 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $543,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of June 29, 2004.

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

Registrant's operations for the three months ended June 29, 2004 and 2003 resulted in a net loss of $401,807 and $582,699 respectively. The decrease in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to (i) a decrease in equity in loss of investment in local partnerships of approximately $135,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance and (ii) an increase in other income from local partnerships of approximately $31,000. Other comprehensive income (loss) for the three months ended June 29, 2004 and 2003 resulted from a net unrealized gain
(loss) on investments in bonds of ($72,512) and $37,522, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $1,119,000 for the three months ended March 31, 2004 was attributable to rental and other revenue of approximately $5,701,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,639,000 and approximately $1,181,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,248,000 for the three months ended March 31, 2003 was attributable to rental and other revenue of approximately $5,570,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,596,000 and approximately $1,222,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $109,000, excluding accrued management fees of approximately $10,000, for the three months ended March 31, 2004. Under the terms of the Funding Agreements, Registrant has advanced $480,229 as of June 29, 2004, of which $56,537 was advanced during the three months then ended. The Local General Partners represent that payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $82.0 and approximately $44.3 per Unit to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $8,000 for the three months ended March 31, 2004, which includes property management fees of approximately $4,000. Registrant has made cumulative advances to College Avenue of $100,037 as of June 29, 2004, of which $27,979 was advanced during the three months then ended. The Local General Partner represents that payments on the real estate taxes are current. College Avenue has a Section 8 contract that expired in January 2004 and HUD declined the renewal of the contract. As a result of recent unsatisfactory inspection results, the Fort Worth, Texas office of HUD (the "Fort Worth Office") notified the Shreveport, Louisiana office of HUD (the "Shreveport Office") that the Fort Worth Office intended to accelerate College Avenue's mortgage. Registrant has advanced additional funds to ensure that payments on the mortgage are current and that the repairs required as a result of the latest inspection could be completed. The Shreveport Office requested that the Fort Worth Office conduct a follow-up inspection; such inspection was recently conducted and the Local General Partner is waiting to hear the results thereof. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $12.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000.

During the three months ended March 31, 2004, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $19,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of June 29, 2004. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $16.9 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership ("Hill Com II") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2004, Hill Com II reported an operating deficit of approximately $29,000, which includes property management fees of approximately $5,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hill Com II, after cumulative equity losses, became zero during the year ended March 30, 2001. Hill com II generated approximately $22.6 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. Queen Lane reported an operating deficit of approximately $46,000 for the three months ended March 31, 2004, which includes property management fees of approximately $3,000. As of March 31, 2004, Queen Lane was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are eight months in arrears, representing an arrearage of approximately $40,000. Although Queen Lane has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of August 2004. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000. The Local General Partner represents that payments on the real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $18.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton") require the local general partners to fund all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Powelton reported an operating deficit of approximately $6,000 for the three months ended March 31, 2004, which includes property management fees of approximately $3,000. In addition, Powelton remains approximately two months in arrears on its Mandatory Debt Service, including escrow and replacement reserve deposits. The Local General Partner has reported that the lender has not declared a default as a result of the arrearage and that payments on the real estate taxes are current. Registrant's investment balance in Powelton, after cumulative equity losses, became zero during the year ended March 30, 2002. Powelton generated approximately $26.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Effective June 3, 2004, the Local General Partners of Elm Hill Housing Limited Partnership ("Elm Hill") entered into an Amended and Restated Purchase and Sale agreement whereby the Property is expected to be sold in January 2005. The estimated proceeds to be received by Registrant in connection with the sale is approximately $800,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estimated proceeds will be realized.
The Compliance Period for Elm Hill expires December 31, 2004.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds, U.S. Treasury instruments and U.S. government and agency securities. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.


Item 4.  Controls and Procedures

As of June 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of June 29, 2004, and (ii) no changes occurred during the quarter ended June 29, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

            None; see Item 5 regarding the mortgage default of a Local Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

Item 5.     Other Information
            -----------------

            As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Queen Lane Investors ("Queen Lane") reports that Queen Lane is twelve months in arrears on its first mortgage obligation as of August 2004. Although the local general partner has been involved in negotiating a restructuring of Queen Lane's debt, a final resolution has not been reached and the mortgage is in default.

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


Dated: August 16, 2004               /s/  David Salzman
                                     ---------------------------------------
                                     by:  David Salzman
                                          Chief Executive Officer


Dated: August 16, 2004               /s/ Neal Ludeke
                                     ---------------------------------------
                                     by:  Neal Ludeke
                                          Chief Financial Officer