Form 10-Q
period 2004-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2004-11-16
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 29, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________

                         Commission file number: 0-18405

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  13-3495678
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.

RICHMAN TAX CREDIT PROPERTIES II L.P.
599 WEST PUTNAM AVENUE, 3RD FLOOR
GREENWICH, CONNECTICUT                                       06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

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

Balance Sheets..............................................................3

Statements of Operations....................................................4

Statements of Cash Flows....................................................5

Notes to Financial Statements...............................................7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                 SEPTEMBER 29,       MARCH 30,
                                                  NOTES               2004              2004
                                                  -----           -----------       -----------
ASSETS
Cash and cash equivalents                                         $    78,800       $   100,169
Investments in bonds                                2               2,259,205         2,545,112
Investment in local partnerships                    3               5,019,387         5,210,954
Interest receivable                                                    27,173            31,169
                                                                  -----------       -----------
                                                                  $ 7,384,565       $ 7,887,404
                                                                  ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                          $   590,970       $   656,773
   Payable to general partner and affiliates                        1,469,907         1,247,302
   Other liabilities                                                    6,600            13,600
                                                                  -----------       -----------
                                                                    2,067,477         1,917,675
                                                                  -----------       -----------

Commitments and contingencies                       3,4

Partners' equity (deficit)

   General partner                                                   (440,630)         (434,848)
   Limited partners (55,746 units of limited
   partnership interest outstanding)
                                                    2               5,654,829         6,227,206
   Accumulated other comprehensive income, net                        102,889           177,371
                                                                  -----------       -----------
                                                                    5,317,088         5,969,729
                                                                  -----------       -----------
                                                                  $ 7,384,565       $ 7,887,404
                                                                  ===========       ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS         SIX MONTHS         THREE MONTHS        SIX MONTHS
                                                               ENDED               ENDED               ENDED               ENDED
                                                           SEPTEMBER 29,       SEPTEMBER 29,       SEPTEMBER 29,      SEPTEMBER 29,
                                                                2004                2004                2003                2003
                                                           -------------       -------------       -------------      -------------
      REVENUE
      Interest                                              $    34,937         $    73,766         $    39,410         $    77,894
      Other income from local partnerships         NOTES          6,553              37,807               6,127               6,515
                                                   -----    -----------         -----------         -----------         -----------
      TOTAL REVENUE                                              41,490             111,573              45,537              84,409
                                                            -----------         -----------         -----------         -----------
                                                     3
      EXPENSES

      Administration fees                                        73,603             147,208              73,603             147,208
      Management fees                                            73,603             147,208              73,603             147,208
      Professional fees                                          23,447              44,787              31,465              61,000
      State of New Jersey filing fee                             16,253              33,612              20,609              41,218
      Printing, postage and other                                 4,829              15,611                 364              14,623
                                                            -----------         -----------         -----------         -----------
      TOTAL EXPENSES                                            191,735             388,426             199,644             411,257
                                                            -----------         -----------         -----------         -----------
      Loss from operations                                     (150,245)           (276,853)           (154,107)           (326,848)

      Equity in loss of investment in local
         partnerships                                           (26,107)           (301,306)           (424,191)           (834,149)
                                                            -----------         -----------         -----------         -----------
      NET LOSS                                                 (176,352)           (578,159)           (578,298)         (1,160,997)

      Other comprehensive income (loss)                          (1,970)            (74,482)            (19,417)             18,105
                                                     3      -----------         -----------         -----------         -----------
      COMPREHENSIVE LOSS                                    $  (178,322)        $  (652,641)        $  (597,715)        $(1,142,892)
                                                            ===========         ===========         ===========         ===========

       NET LOSS ATTRIBUTABLE TO                      2

         General partner                                    $    (1,764)        $    (5,782)        $    (5,783)        $   (11,610)
         Limited partners                                      (174,588)           (572,377)           (572,515)         (1,149,387)

                                                            $  (176,352)        $  (578,159)        $  (578,298)        $(1,160,997)
                                                            ===========         ===========         ===========         ===========

      NET LOSS per unit of limited partnership
         interest (55,746 units of limited
         partnership interest)                              $     (3.13)        $    (10.27)        $    (10.27)        $    (20.62)
                                                            ===========         ===========         ===========         ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2004 AND 2003
                                   (UNAUDITED)

                                                            2004         2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  58,410    $  60,894
Cash used for local partnerships for deferred expenses      (7,000)
Cash paid for
   administration fees                                     (19,432)     (16,520)
   management fees                                         (52,379)    (104,758)
   professional fees                                       (75,856)     (87,762)
   State of New Jersey filing fee                          (67,223)    (123,654)
   printing, postage and other expenses                    (16,734)     (14,623)
                                                         ---------    ---------
Net cash used in operating activities                     (180,214)    (286,423)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships                            (120,274)    (126,629)
Cash distributions from local partnerships                  48,342       18,095
Proceeds from maturities/redemptions and sales of bonds    230,777        2,065
                                                         ---------    ---------
Net cash provided by (used in) investing activities        158,845     (106,469)
                                                         ---------    ---------
Net decrease in cash and cash equivalents                  (21,369)    (392,892)

Cash and cash equivalents at beginning of period           100,169      775,452
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  78,800    $ 382,560
                                                         =========    =========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net      $ (74,482)   $  18,105
                                                         =========    =========

See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (CONTINUED)
                  SIX MONTHS ENDED SEPTEMBER 29, 2004 AND 2003
                                   (UNAUDITED)

                                                                                 2004           2003
                                                                             -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH  USED IN OPERATING ACTIVITIES

Net loss                                                                     $  (578,159)   $(1,160,997)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                            301,306        834,149
   Distributions from local partnerships classified as other income              (37,807)        (6,515)
   Gain on redemptions and sales of bonds                                         (1,188)
   Amortization of net premium on investments in bonds                               963          1,779
   Accretion of zero coupon bonds                                                (19,127)       (19,488)
   Decrease in interest receivable                                                 3,996            709
   Increase in payable to general partner and affiliates                         222,605        173,138
   Decrease in accounts payable and accrued expenses                             (65,803)      (109,198)
   Decrease in other liabilities                                                  (7,000)
                                                                             -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                        $  (180,214)   $  (286,423)
                                                                             ===========    ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.

2.    INVESTMENTS IN BONDS

      As of September 29, 2004, certain information concerning investments in bonds is as follows:

                                                                         Gross                  Gross
                                                  Amortized            unrealized            unrealized            Estimated
Description and maturity                             cost                 gains                losses             fair value
                                                 ----------            ----------            ----------            ----------
Corporate debt securities
  Within one year                                $  199,975            $    1,359            $       --            $  201,334
  After one year through five years               1,248,314                55,256                    --             1,303,570
                                                 ----------            ----------            ----------            ----------

                                                  1,448,289                56,615                    --             1,504,904
                                                 ----------            ----------            ----------            ----------

U.S. Treasury debt securities
  After one year through five years                 707,980                46,270                    --               754,250
                                                 ----------            ----------            ----------            ----------
U.S. government and agency securities
  Within one year                                        47                     4                    --                    51
                                                 ----------            ----------            ----------            ----------
                                                 $2,156,316            $  102,889            $       --            $2,259,205
                                                 ==========            ==========            ==========            ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)

3.    INVESTMENT IN LOCAL PARTNERSHIPS

      The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,788,231, which amount includes advances made to certain Local Partnerships. As of September 29, 2004, the Partnership holds an interest in forty-nine Local Partnerships that have, as of June 30, 2004, outstanding mortgage loans payable totaling approximately $83,938,000 and accrued interest payable on such loans totaling approximately $8,532,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the six months ended September 29, 2004, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of March 30, 2004                            $ 5,210,954

      Advances to Local Partnerships                                                       120,274

      Equity in loss of investment in local partnerships                                  (301,306)*

      Cash distributions received from Local Partnerships                                  (48,342)

      Cash distributions classified as other income from local partnerships                 37,807
                                                                                       -----------
      Investment in local partnerships as of September 29, 2004                        $ 5,019,387
                                                                                       ===========

      *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,161,470 for the six months ended June 30, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

      The combined unaudited balance sheets of the Local Partnerships as of June 30, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the six months ended June 30, 2004 and 2003 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)

3.    INVESTMENT IN LOCAL PARTNERSHIPS (CONTINUED)

      The combined balance sheets of the Local Partnerships as of June 30, 2004 and December 31, 2003 are as follows:

                                                                      JUNE 30,               DECEMBER 31,
                                                                        2004                      2003
                                                                    -------------             -------------
      ASSETS
      Cash and cash equivalents                                     $   1,488,670             $   1,751,943
      Rents receivable                                                    470,795                   418,925
      Escrow deposits and reserves                                      6,841,405                 6,325,707
      Land                                                              3,906,771                 3,906,771
      Buildings and improvements (net of accumulated
         depreciation of  $71,662,498 and $69,357,958)                 72,460,748                74,558,167

      Intangible assets (net of accumulated amortization
         of  $1,115,528 and $1,074,981)                                 1,270,264                 1,296,361
      Other assets                                                      1,441,159                 1,448,467

                                                                    -------------             -------------
                                                                    $  87,879,812             $  89,706,341
                                                                    =============             =============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

          Accounts payable and accrued expenses                     $   2,828,787             $   2,465,127
          Due to related parties                                        4,326,253                 4,246,512
          Mortgage loans                                               83,937,407                84,857,612
          Notes payable                                                   930,682                   988,436
          Accrued interest                                              8,532,153                 8,229,819
          Other liabilities                                               716,802                   697,550
                                                                    -------------             -------------
                                                                      101,272,084               101,485,056
                                                                    -------------             -------------
      Partners' equity (deficit)

          American Tax Credit Properties II L.P.
             Capital contributions, net of distributions               45,120,751                45,008,247
             Cumulative loss                                          (37,729,046)              (37,427,740)
                                                                    -------------             -------------
                                                                        7,391,705                 7,580,507
                                                                    -------------             -------------

          General partners and other limited partners
             Capital contributions, net of distributions                3,033,951                 3,045,596
             Cumulative loss                                          (23,817,928)              (22,404,818)
                                                                    -------------             -------------
                                                                      (20,783,977)              (19,359,222)
                                                                    -------------             -------------
                                                                      (13,392,272)              (11,778,715)
                                                                    -------------             -------------
                                                                    $  87,879,812             $  89,706,341
                                                                    =============             =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)

3.    INVESTMENT IN LOCAL PARTNERSHIPS (CONTINUED)

      The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 and 2003 are as follows:

                                                           THREE MONTHS        SIX MONTHS           THREE MONTHS      SIX MONTHS
                                                              ENDED               ENDED                 ENDED            ENDED
                                                             JUNE 30,            JUNE 30,              JUNE 30,         JUNE 30,
                                                              2004                 2004                 2003              2003
                                                          ------------         ------------         ------------      ------------
      REVENUE

      Rental                                              $  5,601,240         $ 11,154,090         $  5,424,321      $ 10,856,558
      Interest and other                                       206,417              354,602              132,008           269,993
                                                          ------------         ------------         ------------      ------------

      Total Revenue                                          5,807,657           11,508,692            5,556,329        11,126,551
                                                          ------------         ------------         ------------      ------------

      EXPENSES

       Administrative                                          831,012            1,822,316              909,783         1,857,754
       Utilities                                               825,779            1,955,526              812,722         1,946,839
       Operating and maintenance                             1,322,808            2,456,728            1,477,095         2,697,218
       Taxes and insurance                                     844,898            1,795,506              816,819         1,659,425
      Financial                                              1,411,553            2,844,868            1,493,719         2,944,824
       Depreciation and amortization                         1,167,139            2,348,164            1,181,901         2,403,716
                                                          ------------         ------------         ------------      ------------

      Total Expenses                                         6,403,189           13,223,108            6,692,039        13,509,776
                                                          ------------         ------------         ------------      ------------
      NET LOSS                                            $   (595,532)        $ (1,714,416)        $ (1,135,710)     $ (2,383,225)
                                                          ============         ============         ============      ============

      NET LOSS ATTRIBUTABLE TO

        American Tax Credit Properties II L.P.            $    (26,107)        $   (301,306)        $   (424,191)     $   (834,149)
         General partners and other limited
           partners, which includes $440,751,
           $1,161,470, $595,729 and $1,340,892
           of Partnership loss in excess of
           investment
                                                              (569,425)          (1,413,110)            (711,519)       (1,549,076)
                                                          ------------         ------------         ------------      ------------
                                                          $   (595,532)        $ (1,714,416)        $ (1,135,710)     $ (2,383,225)
                                                          ============         ============         ============      ============

      The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)

3.    INVESTMENT IN LOCAL PARTNERSHIPS (CONTINUED)

      Effective October 1, 1998, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $504,205 as of September 29, 2004, of which $80,513 was advanced during the six months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

      As of June 30, 2004, Queen Lane Investors ("Queen Lane") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits were eleven months in arrears, representing an arrearage of approximately $70,000. Queen Lane and the lender have since reached an agreement whereby all principal and interest will be deferred for the period August 1, 2003 through December 31, 2004, with payments to commence on January 1, 2005 utilizing a new amortization schedule. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000.

      As of June 30, 2004, The Pendleton (A Louisiana Partnership in Commendam) ("Pendleton") was in default under the terms of one of its mortgages; payments of principal and interest are two months in arrears, representing an arrearage of approximately $5,600.

      As of June 30, 2004, Powelton Gardens Associates ("Powelton Gardens") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are two months in arrears, representing an arrearage of approximately $10,000.

      The Partnership advanced $39,761 during the six months ended September 29, 2004 to College Avenue Apartments Limited Partnership ("College Avenue") to fund operating deficits. Cumulative advances as of September 29, 2004 are $111,819. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. In addition, College Avenue had a
      Section 8 contract that expired in January 2004 and The United States Department of Housing and Urban Development did not renew the contract.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

As of September 29, 2004, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2004, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $307,000 during the six months ended September 29, 2004 (which includes a net unrealized loss on investments in bonds of approximately $74,000, amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $19,000. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2004 of $301,306 and cash distributions received from Local Partnerships of $10,535 (exclusive of distributions from Local Partnerships of $37,807 classified as other income), partially offset by advances to Local Partnerships of $120,274 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $543,740, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of September 29, 2004.

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

Registrant's operations for the three months ended September 29, 2004 and 2003 resulted in a net loss of $176,352 and $578,298 respectively. The decrease in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $398,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended September 29, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $1,970 and $19,417, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Local Partnerships' net loss of approximately $596,000 for the three months ended June 30, 2004 was attributable to rental and other revenue of approximately $5,807,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,236,000 and approximately $1,167,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,136,000 for the three months ended June 30, 2003 was attributable to rental and other revenue of approximately $5,556,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,510,000 and approximately $1,182,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2004 and 2003 resulted in a net loss of $578,159 and $1,160,997, respectively. The decrease in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $533,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the six months ended September 29, 2004 and 2003 resulted from a net unrealized gain (loss) on investments in bonds of ($74,482) and $18,105, respectively.

The Local Partnerships' net loss of approximately $1,714,000 for the six months ended June 30, 2004 was attributable to rental and other revenue of approximately $11,509,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,875,000 and approximately $2,348,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $2,383,000 for the six months ended June 30, 2003 was attributable to rental and other revenue of approximately $11,127,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $11,106,000 and approximately $2,404,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however, the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements have been extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $152,000, excluding accrued management fees of approximately $20,000, for the six months ended June 30, 2004. Under the terms of the Funding Agreements, Registrant has advanced $504,205 as of September 29, 2004, of which $80,513 was advanced during the six months then ended. The Local General Partners represent that payments on the mortgages and real estate taxes are current. Registrant's investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $82.0 and approximately $44.3 per Unit to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Queen Lane reported an operating deficit of approximately $53,000 for the six months ended June 30, 2004, which includes property management fees of approximately $7,000. As of June 30, 2004, Queen Lane was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits were eleven months in arrears, representing an arrearage of approximately $70,000. Queen Lane and the lender have reached an agreement to defer all principal and interest due for the period August 1, 2003 through December 31, 2004, with payments to commence on January 1, 2005 utilizing a new amortization schedule. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000. The Local General Partner represents that payments on the real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $18.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ("College Avenue") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $22,000 for the six months ended June 30, 2004, which includes property management fees of approximately $7,000. Registrant has made cumulative advances to College Avenue of $111,819 as of September 29, 2004, of which $39,761 was advanced during the six months then ended. The Local General Partners represent that payments on the mortgage and real estate taxes are current. College Avenue had a Section 8 contract that expired in January 2004 and HUD did not renew the contract. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $12.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000. The Compliance Period for College Avenue expires on December 31, 2004.

During the six months ended June 30, 2004, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $30,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of September 29, 2004. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $16.9 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership ("Hill Com II") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2004, Hill Com II reported an operating deficit of approximately $24,000, which includes property management fees of approximately $10,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Hill Com II, after cumulative equity losses, became zero during the year ended March 30, 2001. Hill com II generated approximately $22.6 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton Gardens") require the Local General Partners to fund all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Powelton Gardens reported an operating deficit of approximately $20,000 for the six months ended June 30, 2004, which includes property management fees of approximately $7,000. In addition, Powelton Gardens remains approximately two months in arrears (approximately $10,000) on its first mortgage as of June 30, 2004, including replacement reserve deposits. The Local General Partners have reported that the lender has not declared a default as a result of the arrearage and that payments on the real estate taxes are current. Registrant's investment balance in Powelton Gardens, after cumulative equity losses, became zero during the year ended March 30, 2002. Powelton Gardens generated approximately $26.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) ("Pendleton") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Pendleton reported an operating deficit of approximately $11,000 for the six months ended June 30, 2004, which includes property management fees of approximately $8,000. The Local General Partner reports that one of Pendleton's mortgages, which was scheduled to commence amortization in May 2004, is two months in arrears (approximately $5,600) as of June 30, 2004. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current. Registrant's investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. Pendleton generated approximately $16.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000. The Compliance Period for Pendleton expires on December 31, 2004.

Effective June 3, 2004, the Local General Partners of Elm Hill Housing Limited Partnership ("Elm Hill") entered into an Amended and Restated Purchase and Sale agreement whereby the Property is expected to be sold in January 2005. The estimated proceeds to be received by Registrant in connection with the sale is approximately $800,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estimated proceeds will be realized. The Compliance Period for Elm Hill expires on December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of September 29, 2004, and (ii) no changes occurred during the quarter ended September 29, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Registrant is not aware of any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None; see Item 5 regarding the mortgage default of certain Local Partnerships.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of The Pendleton (A Louisiana Partnership in Commendam) ("Pendleton") reports that Pendleton is seven months in arrears on one of its mortgage obligations as of November 2004. The local general partner represents that the lender has not declared a default.

      As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Powelton Gardens Associates ("Powelton Gardens") report that Powelton Gardens is approximately two months in arrears on its first mortgage obligation as of November 2004. The local general partners represent that the lender has not declared a default.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Exhibit 32.1 Section 1350 Certification of Chief Executive Officer Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

      b.    Reports on Form 8-K

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

Dated: November 15, 2004             /s/  David Salzman
                                     -------------------------------------------
                                     by:  David Salzman
                                          Chief Executive Officer

Dated: November 15, 2004             /s/  Neal Ludeke
                                     -------------------------------------------
                                     by:  Neal Ludeke
                                          Chief Financial Officer