Form 10-Q
period 2004-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2005-02-14
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2004

OR

[ _]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to ___________

Commission file number: 0-18405
American Tax Credit Properties II L.P.
(Exact name of Registrant as specified in its charter)

Delaware	13-3495678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Richman Tax Credit Properties II L.P. 599 West Putnam Avenue, 3rd Floor Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

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

Yes ☒No☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

		December 30,	March 30,
	Notes	2004	2004
ASSETS

Cash and cash equivalents		$58,338	$100,169
Investments in bonds	2	1,833,804	2,545,112
Investment in local partnerships	3	4,727,656	5,210,954
Interest receivable		19,053	31,169

		$6,638,851	$7,887,404

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$617,705	$656,773
Payable to general partner and affiliates		1,211,714	1,247,302
Other liabilities		6,600	13,600

		1,836,019	1,917,675
Commitments and contingencies	3,4

Partners' equity (deficit)

General partner		(445,428)	(434,848)
Limited partners (55,746 units of limited partnership interest outstanding)		5,179,815	6,227,206
Accumulated other comprehensive income, net	2	68,445	177,371

		4,802,832	5,969,729

		$6,638,851	$7,887,404

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months	Nine Months	Three Months	Nine Months
		Ended	Ended	Ended	Ended
	Notes	December 30, 2004	December 30, 2004	December 30, 2003	December 30, 2003

REVENUE

Interest		$39,046	$112,812	$38,712	$116,606
Other income from local partnerships	3		37,807	9,160	15,675

TOTAL REVENUE		39,046	150,619	47,872	132,281

EXPENSES

Administration fees		73,608	220,816	73,608	220,816
Management fees		73,608	220,816	73,608	220,816
Professional fees		19,936	64,723	23,811	84,811
State of New Jersey filing fee		31,690	65,302	20,609	61,827
Printing, postage and other		13,526	29,137	17,035	31,658

TOTAL EXPENSES		212,368	600,794	208,671	619,928

		(173,322)	(450,175)	(160,799)	(487,647)

Equity in loss of investment in local partnerships	3	(306,490)	(607,796)	(188,780)	(1,022,929)

NET LOSS		(479,812)	(1,057,971)	(349,579)	(1,510,576)

Other comprehensive loss	2	(34,444)	(108,926)	(30,206)	(12,101)

COMPREHENSIVE LOSS		$(514,256)	$(1,166,897)	$(379,785)	$(1,522,677)

NET LOSS ATTRIBUTABLE TO

General partner		$(4,798)	$(10,580)	$(3,496)	$(15,106)
Limited partners		(475,014)	(1,047,391)	(346,083)	(1,495,470)

		$(479,812)	$(1,057,971)	$(349,579)	$(1,510,576)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(8.52)	$(18.79)	$(6.21)	$(26.83)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$90,299	$94,277
Cash used for local partnerships for deferred expenses	(7,000)	(7,000)
Cash paid for
administration fees	(182,804)	(175,000)
management fees	(294,416)	(157,137)
professional fees	(82,091)	(92,912)
State of New Jersey filing fee	(86,284)	(123,654)
printing, postage and other expenses	(29,855)	(31,658)

Net cash used in operating activities	(592,151)	(493,084)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(135,033)	(170,785)
Cash distributions from local partnerships	48,342	27,255
Proceeds from maturities/redemptions and sales of bonds	637,011	3,226

Net cash provided by (used in) investing activities	550,320	(140,304)

Net decrease in cash and cash equivalents	(41,831)	(633,388)

Cash and cash equivalents at beginning of period	100,169	775,452

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,338	$142,064

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(108,926)	$(12,101)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(1,057,971)	$(1,510,576)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	607,796	1,022,929
Distributions from local partnerships classified as other income	(37,807)	(15,675)
Gain on redemptions and sales of bonds	(7,657)
Amortization of net premium on investments in bonds	1,614	2,792
Accretion of zero coupon bonds	(28,586)	(29,338)
Decrease in interest receivable	12,116	4,217
Decrease in payable to general partner and affiliates	(35,588)	109,487
Decrease in accounts payable and accrued expenses	(39,068)	(69,920)
Decrease in other liabilities	(7,000)	(7,000)

NET CASH USED IN OPERATING ACTIVITIES	$(592,151)	$(493,084)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2004
(UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.	Investments in Bonds

As of December 30, 2004, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains		Gross unrealized losses	Estimated fair value

Corporate debt securities
After one year through five years	$1,047,920	$31,197	$		$1,079,117

U.S. Treasury debt securities
After one year through five years	717,439	37,248			754,687

	$1,765,359	$68,445	$		$1,833,804

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.   Investment in Local Partnerships

The Partnership acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,792,990, which amount includes advances made to certain Local Partnerships. As of December 30, 2004, the Partnership holds an interest in forty-nine Local Partnerships that have, as of September 30, 2004, outstanding mortgage loans payable totaling approximately $83,517,000 and accrued interest payable on such loans totaling approximately $8,729,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2004, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2004	$5,210,954

Advances to Local Partnerships	135,033

Equity in loss of investment in local partnerships	(607,796)*

Cash distributions received from Local Partnerships	(48,342)

Cash distributions classified as other income from local partnerships	37,807

Investment in local partnerships as of December 30, 2004	$4,727,656

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,550,142 for the nine months ended September 30, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 4), the Partnership reduced its investment in Elm Hill Housing Limited Partnership by $300,000 for the nine months ended December 30, 2004. Such loss is included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership for the period indicated.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the nine months ended September 30, 2004 and 2003 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.   Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$1,589,923	$1,751,943
Rents receivable	499,583	418,925
Escrow deposits and reserves	7,346,793	6,325,707
Land	3,906,771	3,906,771
Buildings and improvements (net of accumulated depreciation of $72,812,251 and $69,357,958)	71,420,768	74,558,167
Intangible assets (net of accumulated amortization of $1,135,800 and $1,074,981)	1,254,730	1,296,361
Other assets	1,374,887	1,448,467

	$87,393,455	$89,706,341

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,929,195	$2,465,127
Due to related parties	4,433,591	4,246,512
Mortgage loans	83,516,898	84,857,612
Notes payable	929,648	988,436
Accrued interest	8,729,022	8,229,819
Other liabilities	689,152	697,550

	101,227,506	101,485,056
Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	45,151,409	45,008,247
Cumulative loss	(37,735,536)	(37,427,740)

	7,415,873	7,580,507

General partners and other limited partners
Capital contributions, net of distributions	3,034,052	3,045,596
Cumulative loss	(24,283,976)	(22,404,818)

	(21,249,924)	(19,359,222)

	(13,834,051)	(11,778,715)

	$87,393,455	$89,706,341

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.   Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2004	2003	2003

REVENUE

Rental	$5,400,582	$16,554,672	$5,400,052	$16,256,610
Interest and other	178,447	533,049	135,443	405,436

TOTAL REVENUE	5,579,029	17,087,721	5,535,495	16,662,046

EXPENSES

Administrative	1,066,897	3,188,660	1,037,342	3,227,046
Utilities	651,705	2,607,231	666,663	2,613,502
Operating and maintenance	1,278,802	3,735,530	1,401,818	4,099,036
Taxes and insurance	489,631	1,985,690	680,875	2,008,350
Financial	1,394,510	4,239,378	1,410,173	4,354,997
Depreciation and amortization	1,170,022	3,518,186	1,202,221	3,605,937

TOTAL EXPENSES	6,051,567	19,274,675	6,399,092	19,908,868

NET LOSS	$(472,538)	$(2,186,954)	$(863,597)	$(3,246,822)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.	$(6,490)	$(307,796)	$(188,780)	$(1,022,929)
General partners and other limited partners, which includes $388,672, $1,550,142, $573,724 and $1,914,616 of Partnership loss in excess of investment	(466,048)	(1,879,158)	(674,817)	(2,223,893)

	$(472,538)	$(2,186,954)	$(863,597)	$(3,246,822)

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.   Investment in Local Partnerships (continued)

Effective October 1, 1998, the Partnership and the local general partners of 2000-2100 Christian Street Associates ( 2000 Christian Street ) and Christian Street Associates Limited Partnership ( Christian Street ) agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective Funding Agreements ). The Funding Agreements have been extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $504,205 as of December 30, 2004, of which $80,513 was advanced during the nine months then ended. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

As of September 30, 2004, The Pendleton (A Louisiana Partnership in Commendam) ( Pendleton ) was in default under the terms of one of its mortgages; payments of principal and interest are five months in arrears, representing an arrearage of approximately $14,000. The local general partner represents that the lender has not declared a default.

As of September 30, 2004, Powelton Gardens Associates ( Powelton Gardens ) was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are two months in arrears, representing an arrearage of approximately $10,000. The local general partners represent that the lender has not declared a default.

The Partnership advanced $54,520 to College Avenue Apartments Limited Partnership ( College Avenue ) to fund operating deficits during the nine months ended December 30, 2004. Cumulative advances as of December 30, 2004 are $126,578. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. In addition, College Avenue had a Section 8 contract that expired in January 2004 and The United States Department of Housing and Urban Development did not renew the contract.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2004, American Tax Credit Properties II L.P. (the Registrant ) has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the Local Partnerships ), which own low-income multifamily residential complexes (the Properties ) which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the Low-income Tax Credit ). During the nine months ended December 30, 2004, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to certain Local Partnerships (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $753,000 during the nine months ended December 30, 2004 (which includes a net unrealized loss on investments in bonds of approximately $108,000, amortization of net premium on investments in bonds of approximately $2,000 and accretion of zero coupon bonds of approximately $29,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2004, the investment in local partnerships decreased as a result of Registrant s equity in the Local Partnerships net loss for the nine months ended September 30, 2004 of $607,796 (including an adjustment to Registrant’s carrying value of its investment in one Local Partnership of $300,000 in accordance with applicable accounting guidelines) (see discussion below under Local Partnership Matters) and cash distributions received from Local Partnerships of $10,535 (exclusive of distributions from Local Partnerships of $37,807 classified as other income), partially offset by advances to Local Partnerships of $135,033 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $543,740, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of December 30, 2004.

Results of Operations

Registrant s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant s investment balance in each Local Partnership. Equity in loss in excess of Registrant s investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant s investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant s financial statements include the operating results of all Local Partnerships, irrespective of Registrant s investment balances.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant s investment in each Local Partnership (the Local Partnership Carrying Value ) may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant’s operations for the three months ended December 30, 2004 and 2003 resulted in a net loss of $479,812 and $349,579 respectively. The increase in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $118,000, which increase is primarily the result of Registrant adjusting the Local Partnership Carrying Value in connection with its investment in a Local Partnership during fiscal 2004 as reflected in Note 3 to the financial statements, partially offset by a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended December 30, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $34,444 and $30,206, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships net loss of approximately $473,000 for the three months ended September 30, 2004 was attributable to rental and other revenue of approximately $5,579,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,882,000 and approximately $1,170,000 of depreciation and amortization expense. The Local Partnerships net loss of approximately $864,000 for the three months ended September 30, 2003 was attributable to rental and other revenue of approximately $5,535,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,197,000 and approximately $1,202,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Registrant’s operations for the nine months ended December 30, 2004 and 2003 resulted in a net loss of $1,057,971 and $1,510,576, respectively. The decrease in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $415,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, partially offset by Registrant adjusting the Local Partnership Carrying Value in connection with its investment in a Local Partnership during fiscal 2004 as reflected in Note 3 to the financial statements. Other comprehensive loss for the nine months ended December 30, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $108,926 and $12,101, respectively.

The Local Partnerships net loss of approximately $2,187,000 for the nine months ended September 30, 2004 was attributable to rental and other revenue of approximately $17,088,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $15,757,000 and approximately $3,518,000 of depreciation and amortization expense. The Local Partnerships net loss of approximately $3,247,000 for the nine months ended September 30, 2003 was attributable to rental and other revenue of approximately $16,662,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $16,303,000 and approximately $3,606,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agencies have allocated each of Registrant s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the Ten Year Credit Period ). The Ten Year Credit Period was fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8 ). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ( HUD ) has issued a series of directives related to project based Section 8 contracts that define owners notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service ( NOI ) and debt structure of any or all Local Partnerships currently receiving such

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

subsidy or similar subsidies. Ten Local Partnerships Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments ( Mandatory Debt Service ) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ( Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ( Christian Street ) and 2000-2100 Christian Street Associates ( 2000 Christian Street ), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however, the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely incur substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective Funding Agreements ). The Funding Agreements have been extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $179,000, excluding accrued management fees of approximately $30,000, for the nine months ended September 30, 2004. Under the terms of the Funding Agreements, Registrant has advanced $504,205 as of December 30, 2004, of which $80,513 was advanced during the nine months then ended. The Local General Partners represent that payments on the mortgages and real estate taxes are current. Registrant s investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Christian Street and 2000 Christian Street generated approximately $82.0 and approximately $44.3 per Unit to the limited partners upon the expiration of their Low-income Tax Credit allocations in 2000 and 2001, respectively.

The terms of the partnership agreement of Queen Lane Investors ( Queen Lane ) require Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Queen Lane reported an operating deficit of approximately $19,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $11,000. Queen Lane and its lender reached an agreement whereby all principal and interest due under the terms of the first mortgage were deferred for the period August 1, 2003 through December 31, 2004 (resulting in savings of approximately $31,000 for the nine months ended September 30, 2004), with payments to commence on January 1, 2005 utilizing a new amortization schedule. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000. The Local General Partner represents that payments on the real estate taxes are current. Registrant s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $18.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of College Avenue Apartments Limited Partnership ( College Avenue ) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $53,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $10,000. Registrant has made cumulative advances to College Avenue of $126,578 as of December 30, 2004, of which $54,520 was advanced during the nine months then ended. The Local General Partners represent that payments on the mortgage and real estate taxes are current. College Avenue had a Section 8 contract that expired in January 2004 and HUD did not renew the contract. Registrant s investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. College Avenue generated approximately $12.5 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000. The Compliance Period for College Avenue expired on December 31, 2004.

During the nine months ended September 30, 2004, Ann Ell Apartments Associates, Ltd. ( Ann Ell ) reported an operating deficit of approximately $32,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of December 30, 2004. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $16.9 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership ( Hill Com II ) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2004, Hill Com II reported an operating deficit of approximately $22,000, which includes property management fees of approximately $17,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant s investment balance in Hill Com II, after cumulative equity losses, became zero during the year ended March 30, 2001. Hill com II generated approximately $22.6 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates ( Powelton Gardens ) require the Local General Partners to fund all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Powelton Gardens reported an operating deficit of approximately $26,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $9,000. In addition, Powelton Gardens remains approximately two months in arrears (approximately $10,000) on its first mortgage as of September 30, 2004, including replacement reserve deposits. The Local General Partners have reported that the lender has not declared a default as a result of the arrearage and that payments on the real estate taxes are current. Registrant s investment balance in Powelton Gardens, after cumulative equity losses, became zero during the year ended March 30, 2002. Powelton Gardens generated approximately $26.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) ( Pendleton ) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Pendleton reported an operating deficit of approximately $18,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $13,000. The Local General Partner reports that one of Pendleton s mortgages, which was scheduled to commence amortization in May 2004, is five months in arrears (approximately $14,000) as of September 30, 2004. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current. Registrant s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. Pendleton generated approximately $16.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2000. The Compliance Period for Pendleton expired on December 31, 2004.

Effective June 3, 2004, the Local General Partners of Elm Hill Housing Limited Partnership ("Elm Hill") entered into an Amended and Restated Purchase and Sale agreement whereby the Property is expected to be sold in early 2005. The estimated proceeds to be received by Registrant in connection with the sale is approximately $800,000. As a result of such agreement, Registrant has adjusted the Local Partnership Carrying Value of Elm Hill. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estimated proceeds will be realized. The Compliance Period for Elm Hill expired on December 31, 2004.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

If the book value of Registrant s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment s maturity date and the associated bond rating. Since Registrant s investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

Item 4. Controls and Procedures

As of December 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant s disclosure controls and procedures were effective as of December 30, 2004, and (ii) no changes occurred during the quarter ended December 30, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

As discussed in Part I, Item 2 - Management s Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of The Pendleton (A Louisiana Partnership in Commendam) ( Pendleton ) reports that Pendleton is ten months in arrears on one of its mortgage obligations as of February 2005. The local general partner represents that the lender has not declared a default.

As discussed in Part I, Item 2 - Management s Discussion and Analysis of Financial Condition and Results of Operations, the local general partners of Powelton Gardens Associates ( Powelton Gardens ) report that Powelton Gardens is approximately one month in arrears on its first mortgage obligation as of February 2005. The local general partners represent that the lender has not declared a default.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

by: Richman Tax Credits Inc.,
general partner

Dated: February 14, 2005	/s/ David Salzman
by: David Salzman
Chief Executive Officer

Dated: February 14, 2005	/s/ Neal Ludeke
by: Neal Ludeke
Chief Financial Officer