Form 10-K
period 2005-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2005-08-11
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2005

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

0-18405
(Commission File Number)

American Tax Credit Properties II L.P.
(Exact name of registrant as specified in its governing instruments)

Delaware	13-3495678
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

Richman Tax Credit Properties II L.P. 340 Pemberwick Road Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:

None	None

(Title of each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Registrant has no voting stock.

Documents incorporated by reference:

Part I - pages 20 through 33 and 47 through 70 of the prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

PART I

Item 1.	Business

Formation

American Tax Credit Properties II L.P. ("Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in fifty such Local Partnerships, including one whose Property also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

On June 14, 1989, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 100,000 units of limited partnership interest ("Unit") at $1,000 per Unit to investors. On June 28, 1989, July 31, 1989 and September 22, 1989, the closings for 13,533, 20,560 and 21,653 Units, respectively, took place, amounting to aggregate limited partners’ capital contributions of $55,746,000.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a “pass through” tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant’s business operations, capital resources and plans or liquidity.

Item 2.	Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments. In May 2003, Hill Com I Associates Limited Partnership sold 13 of its 67 dwelling units under the threat of eminent domain by the Urban Renewal Development Agency of Philadelphia, Pennsylvania. The sale occurred without Registrant’s knowledge and resulted in the recapture of Low-income Tax Credits and interest under Section 42 of the Internal Revenue Code in the amount of approximately $1.53 per Unit for those holding Units as of such date.

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

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of subsidies on pages 7 and 8). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Twelve Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

Item 2.	Properties (continued)

			Mortgage
Name of Local Partnership	Number		loans payable as of
Name of apartment complex	of rental	Capital	December 31,	Subsidy
Apartment complex location	units	contribution	2004	(see footnotes)
1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796	$364,139	(1a&f	)
2000-2100 Christian Street Associates Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764	2,303,046	(1b&e	)
Ann Ell Apartments Associates, Ltd. Ann Ell Apartments Miami Beach, Florida	54	1,075,204	1,975,488	(1b	)
Auburn Hills Apartments Limited Partnership Auburn Hills Apartments Cabot, Arkansas	24	201,649	783,560	(1b	)
Auburn Hills Townhouses Limited Partnership Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110	6,258,400	(1a&f	)
Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741(2)	1,419,819	(1b	)
Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808	807,303	(1b	)
Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	122,814(2)	1,087,973	(1b&c	)
Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199	1,432,696	(1b	)
Carrington Limited Dividend Housing Association Limited Partnership Carrington Place Farmington Hills, Michigan	100	1,058,976(2)	3,227,672	(1d	)
Christian Street Associates Limited Partnership (4) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,976	2,081,685	(1b&e	)
Cityside Apartments, Phase II, L.P. Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092	6,793,572	(1a&b	)
Cleveland Square, Ltd. Cleveland Square Apartments Cleveland, Texas	48	223,327	801,825	(1b	)

Item 2. Properties (continued)

			Mortgage
Name of Local Partnership	Number		loans payable as of
Name of apartment complex	of rental	Capital	December 31,	Subsidy
Apartment complex location	units	contribution	2004	(see footnotes)
College Avenue Apartments Limited Partnership College Avenue Apartments Natchitoches, Louisiana	41	$451,425	$582,761	(1a	)
Corrigan Square, Ltd. Corrigan Square Apartments Corrigan, Texas	96	372,833	1,381,421	(1b	)
De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051	1,333,285	(1b	)
Dermott Villas Limited Partnership Dermott Villas Dermott, Arkansas	32	272,802	1,044,815	(1b	)
Eagle View, Ltd. Eagle View Apartments Clearfield, Kentucky	14	102,850	391,816	(1b	)
Elm Hill Housing Limited Partnership (5) Elm Hill Housing Boston, Massachusetts	142	5,712,391	6,653,271	(1a&f	)
Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838	739,962	(1b	)
Forest Village Housing Partnership Forest Village Apartments Auburn, Washington	89	401,931	-- (3)
Harborside Housing Limited Partnership Cal-View Apartments East Chicago, Indiana	255	1,789,434	2,694,705	(1a,b&f	)
Hill Com I Associates Limited Partnership Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635	1,165,986	(1a,f&g	)
Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172	938,031	(1a,f&g	)
Hughes Manor Limited Partnership Hughes Manor Hughes, Arkansas	32	287,261	1,096,095	(1b	)
Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	90,878(2)	765,777	(1b&c	)

Item 2. Properties (continued)

			Mortgage
Name of Local Partnership	Number		loans payable as of
Name of apartment complex	of rental	Capital	December 31,	Subsidy
Apartment complex location	units	contribution	2004	(see footnotes)
Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863	$7,091,576	(1a,b&f	)
Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013(2)	747,337	(1b&c	)
Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225	695,415	(1b	)
Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138	4,303,080	(1b	)
Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645	689,776	(1b	)
Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952	582,483	(1b&c	)
Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717(2)	1,850,088	(1b&c	)
Nixa Heights Apartments, L.P. Nixa Heights Apartments Nixa, Missouri	40	250,030	987,098	(1b	)
North Hills Farms Limited Partnership North Hills Farms Apartments Pontiac, Michigan	525	3,443,762	2,588,863	(1a&f	)
Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044	794,670	(1a&f	)
Plantersville Family, L.P. Regal Ridge Apartments Plantersville, Mississippi	24	152,268	586,276	(1b	)
Powelton Gardens Associates Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958	746,941	(1a&e	)
Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419(2)	1,131,600	(1b	)

Item 2.	Properties (continued)

			Mortgage
Name of Local Partnership	Number		loans payable as of
Name of apartment complex	of rental	Capital	December 31,	Subsidy
Apartment complex location	units	contribution	2004	(see footnotes)
Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	$603,552(2)	$1,524,745	(1b&e	)
Renova Properties, L.P. Hymon Lucas Manor Renova, Mississippi	24	165,582	628,474	(1b&c	)
Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117(2)	1,399,015	(1a,b&f	)
Simpson County Family, L.P. Azalea Apartments Magee, Mississippi	24	211,823	802,480	(1c	)
Summers Village Limited Partnership Summers Village Apartments Summersville, West Virginia	24	194,674	796,491	(1b	)
Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984	723,749	(1b	)
The Pendleton (A Louisiana Partnership in Commendam) The Pendleton Shreveport, Louisiana	36	444,321	543,022	(1a,b&f	)
Trenton Heights Apartments, L.P. Trenton Heights Apartments Trenton, Mississippi	40	100,434	432,531	(1b	)
Twin Pine Family, L.P. Twin Pine Apartments Louisville, Mississippi	24	163,172	589,082	(1b	)
Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216	1,195,139	(1b	)
York Park Associates Limited Partnership York Park Apartments Dundalk, Maryland	80	2,146,200	3,869,357	(1a, f	)
		$46,766,066	$83,424,391

(1)	Description of subsidies:

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

Item 2. Properties (continued)

(d)	The Michigan State Housing Development Authority allows tenants, who would otherwise pay more than 40% of their income for rent and utilities, to receive rental subsidies.

(e)	The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

(f)	The Local Partnership’s Section 8 contracts, certain of which cover only certain rental units, are subject to renewal under applicable HUD guidelines.

(g)	The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2001.

(2)	Reflects amount attributable to Registrant only.

(3)
The underlying Property was sold during the year ended March 30, 2003. The Local Partnership has no underlying assets and liabilities and is not included in the combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 in Note 5 to the financial statements.

(4)	Registrant withdrew from the Local Partnership in May 2005 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(5)	The Property owned by the Local Partnership was sold on March 31, 2005 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

Item 3. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2005 was approximately 2,780, holding 55,746 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant’s Units) are provided to Merrill Lynch by independent valuation services, whose estimated values are based on financial and other information available to them. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2005 and 2004.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the “Tax Credits”), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2004 and 2003 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2004 are as follows:

	Historic Rehabilitation Tax Credits	Net Low-income Tax Credits
Tax year ended December 31, 2004	$--	$.05
Tax year ended December 31, 2003	--	(1.48)
Cumulative totals	$6.56	$1,492.84

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit through December 31, 2004, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2001.

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2005	2004	2003	2002	2001

Interest and other revenue	$178,340	$178,493	$214,972	$243,818	$239,583

Equity in loss of investment in local partnerships	$(832,022)	$(2,515,371)	$(652,415)	$(927,455)	$(2,877,726)

Gain on disposal of local partnership interest	$--	$--	$846,531	$--	$--

Net loss	$(1,413,929)	$(3,139,682)	$(330,117)	$(1,396,994)	$(3,375,703)

Net loss per unit of limited partnership interest	$(25.11)	$(55.76)	$(5.86)	$(24.81)	$(59.95)

	As of March 30,
	2005	2004	2003	2002	2001

Total assets	$6,202,964	$7,887,404	$10,852,760	$10,952,650	$12,318,749

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in three closings with aggregate limited partners’ capital contributions of $55,746,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partnership interests in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring an interest in fifty Local Partnerships.

As of March 30, 2005, Registrant has cash and cash equivalents and investments in bonds totaling $1,654,235 which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. As of March 30, 2005, Registrant’s investments in bonds represent corporate bonds of $817,640 and U.S. Treasury bonds of $746,509 with various maturity dates ranging from 2005 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2005, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and advances to Local Partnerships (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $991,000 during the year ended March 30, 2005 (which includes a net unrealized loss on investments in bonds of approximately $142,000, the amortization of net premium on investments in bonds of approximately $2,000 and the accretion of zero coupon bonds of approximately $38,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2005, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2004 of $832,022 (including an adjustment to Registrant’s carrying value of its investment in two Local Partnerships of $350,184 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $15,537 (exclusive of distributions from Local Partnerships of $37,807 classified as other income), partially offset by advances to Local Partnerships of $171,766 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2005 include cumulative deferred administration fees and management fees of $1,172,698.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant’s investment in each Local Partnership (the “Local Partnership Carrying Value”) may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership’s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant’s operations for the years ended March 30, 2005, 2004 and 2003 resulted in net losses of $1,413,929, $3,139,682 and $330,117, respectively. The decrease in net loss from fiscal 2004 to fiscal 2005 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $1,683,000. The increase in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to (i) gain on disposal of local partnership interest of approximately $847,000 in connection with Forest Village Housing Partnership (“Forest Village”) recognized in fiscal 2003, (ii) an increase in equity in loss of investment in local partnerships of approximately $1,863,000, (iii) a decrease in interest revenue of approximately $25,000 resulting from the maturity of certain investments in bonds at higher than current interest rates and a reduction in money market rates and (iv) an increase in professional fees of approximately $43,000, due in part to professional fees incurred in connection with Forest Village. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating results of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships’ net loss of approximately $2,953,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $4,993,000 and interest on non-mandatory debt of approximately $818,000 and does not include principal payments on permanent mortgages of approximately $1,628,000. The Local Partnerships’ net loss of approximately $4,690,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $4,821,000 and interest on non-mandatory debt of approximately $810,000, and does not include principal payments on permanent mortgages of approximately $1,427,000. The Local Partnerships’ net loss of approximately $2,418,000 for the year ended December 31, 2002 includes gain on sale of property of approximately $1,367,000, depreciation and amortization expense of approximately $4,932,000 and interest on non-mandatory debt of approximately $809,000, and does not include principal payments on permanent mortgages of approximately $1,395,000. The results of operations of the Local Partnerships for the year ended December 31, 2004 are not necessarily indicative of results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Twelve Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership (“College Avenue”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue incurred an operating deficit of approximately $79,000 for the year ended December 31, 2004, which includes property management fees of approximately $13,000. Registrant has made cumulative advances to College Avenue of $126,578 as of March 30, 2005, of which $54,520 was advanced during the year then ended. The Local General Partners represent that payments on the mortgage were two months in arrears as of June 2005. As a result of the significant ongoing operating deficits and the status of the mortgage delinquency, the Local General Partners report that the Property owned by College Avenue was sold in July 2005 and that the mortgage was satisfied in full; there is no impact on Registrant’s financial statements as a result of such sale. Registrant’s investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for College Avenue expired on December 31, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Christian Street Associates Limited Partnership (“Christian Street”) and 2000-2100 Christian Street Associates (“2000 Christian Street”), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however, the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely have incurred substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”). The Funding Agreements were extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street incurred a combined operating deficit of approximately $231,000, excluding accrued management fees of approximately $41,000, for the year ended December 31, 2004. Under the terms of the Funding Agreements, Registrant has advanced $540,938 as of March 30, 2005, of which $117,246 was advanced during the year then ended. The Local General Partners represent that payments on the mortgages and real estate taxes are current. Registrant’s investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Periods for Christian Street and 2000 Christian Street expired on December 31, 2003 and December 31, 2004, respectively. Effective May 5, 2005, Registrant withdrew as a limited partner of Christian Street for consideration of $10; there will be no impact on Registrant’s financial statements as a result of such withdrawal.

During the year ended December 31, 2004, Ann Ell Apartments Associates, Ltd. (“Ann Ell”) incurred an operating deficit of approximately $31,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of March 30, 2005. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $16.9 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates (“Powelton Gardens”) require the Local General Partners to fund all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Powelton Gardens incurred an operating deficit of approximately $33,000 for the year ended December 31, 2004, which includes property management fees of approximately $13,000. In addition, Powelton Gardens remains approximately one month in arrears (approximately $4,000) on its first mortgage as of December 31, 2004, including replacement reserve deposits. The Local General Partners have reported that the first mortgage has been paid in full as of June 2005 and that payments on the real estate taxes are current. Registrant’s investment balance in Powelton Gardens, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Powelton Gardens expired on December 31, 2004.

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Pendleton incurred an operating deficit of approximately $28,000 for the year ended December 31, 2004, which includes property management fees of approximately $17,000. The Local General Partner reports that one of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is fourteen months in arrears (approximately $39,000) as of June, 2005. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton expired on December 31, 2004.

The Property owned by Elm Hill Housing Limited Partnership ("Elm Hill") was sold on March 31, 2005, one day after Registrant’s fiscal year end; accordingly, Registrant’s balance sheet includes an investment in Elm Hill as of March 30, 2005. Because Registrant received $891,559 in connection with the sale subsequent to its fiscal year end, Registrant adjusted the Local Partnership Carrying Value of Elm Hill to $891,559. In the event that additional proceeds are distributed to Registrant in connection with the final settlement of the sale of Elm Hill, a gain will be recorded at such time. The Compliance Period for Elm Hill expired on December 31, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Contractual Obligations

As of March 30, 2005, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Accounts Payable and Accrued Expenses (1)	$518,740	$--	$518,740	$--	$--
Payable to General Partner and Affiliates (2)	1,172,698	315,242	857,456	--	--
	$1,691,438	$315,242	$1,376,196	$--	$--

(1)
Represents Administration Fees payable to a third-party former service provider; such amount is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

(2)
Represents Administration and Management Fees payable to an affiliate of the General Partner; such amount is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

As of March 31, 2004 Registrant adopted Financial Accounting Standards Board Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when an entity should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is considered a legal structure used to conduct activities or hold assets, which must be consolidated by an entity if it is the primary beneficiary because it absorbs the majority of the VIE's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Partnerships in which Registrant invested meet the definition of a VIE. However, Registrant does not consolidate the accounts and activities of the Local Partnerships under FIN 46R because Registrant is not considered the primary beneficiary. Registrant currently records the amount of its investment in local partnerships as an asset in the balance sheets, recognizes its share of income or loss from such investments in the statements of operations, discloses how it accounts for such investments in the financial statements and presents the Local Partnerships’ combined balance sheets and statements of operations in the notes to the financial statements.

Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its limited partners’ maximum exposure to loss. Such exposure to loss is mitigated by the condition and financial performance of the underlying Properties, the financial capacity and managerial expertise of the Local General Partners and their guarantees against Low-income Tax Credit recapture and the expiration of the Ten Year Credit Periods and Compliance Periods of the Properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to Registrant and the estimated residual value of the investment.

•	Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered VIEs under FIN 46R, because Registrant is not considered the primary beneficiary.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 8.	Financial Statements and Supplementary Data

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. as of March 30, 2005 and 2004, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended March 30, 2005, we did not audit the financial statements of certain investee partnerships which investments represent $3,558,336 in total assets and $399,388 of total losses as of and for the year ended March 30, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2005 and 2004, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
July 15, 2005

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2005 AND 2004

	Notes	2005	2004

ASSETS
Cash and cash equivalents	3,9	$90,086	$100,169
Investments in bonds	4,9	1,564,149	2,545,112
Investment in local partnerships	5,8	4,535,161	5,210,954
Interest receivable	9	13,568	31,169
		$6,202,964	$7,887,404

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$610,118	$656,773
Payable to general partner and affiliates	6,8	1,172,698	1,247,302
Other liabilities		6,600	13,600
		1,789,416	1,917,675

Commitments and contingencies	5,8

Partners' equity (deficit)	2,4

General partner		(448,987)	(434,848)
Limited partners (55,746 units of limited partnership interest outstanding)		4,827,416	6,227,206
Accumulated other comprehensive income, net		35,119	177,371
		4,413,548	5,969,729
		$6,202,964	$7,887,404

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2005, 2004 AND 2003

	Notes	2005	2004	2003

REVENUE

Interest		$140,533	$154,758	$179,393
Other income from local partnerships		37,807	23,735	35,579
TOTAL REVENUE		178,340	178,493	214,972

EXPENSES

Administration fees - affiliate	8	285,075	294,416	293,193
Management fees - affiliate	6,8	285,075	294,416	293,193
Professional fees		83,472	98,024	54,963
State of New Jersey filing fee		65,758	69,872	95,000
Printing, postage and other		40,867	46,076	2,856
TOTAL EXPENSES		760,247	802,804	739,205
		(581,907)	(624,311)	(524,233)

Equity in loss of investment in local partnerships	5	(832,022)	(2,515,371)	(652,415)
Loss prior to gain on disposal of local partnership interest		(1,413,929)	(3,139,682)	(1,176,648)

Gain on disposal of local partnership interest	5			846,531

NET LOSS		(1,413,929)	(3,139,682)	(330,117)

Other comprehensive income (loss), net	4	(142,252)	134	142,557
COMPREHENSIVE LOSS		$(1,556,181)	$(3,139,548)	$(187,560)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(14,139)	$(31,397)	$(3,301)
Limited partners		(1,399,790)	(3,108,285)	(326,816)
		$(1,413,929)	$(3,139,682)	$(330,117)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(25.11)	$(55.76)	$(5.86)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2005, 2004 AND 2003

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners’ equity (deficit), March 30, 2002	$(400,150)	$9,662,307	$34,680	$9,296,837
Net loss	(3,301)	(326,816)		(330,117)
Other comprehensive income, net			142,557	142,557
Partners’ equity (deficit), March 30, 2003	(403,451)	9,335,491	177,237	9,109,277

Net loss	(31,397)	(3,108,285)		(3,139,682)
Other comprehensive income, net			134	134
Partners’ equity (deficit), March 30, 2004	(434,848)	6,227,206	177,371	5,969,279

Net loss	(14,139)	(1,399,790)		(1,413,929)
Other comprehensive loss, net			(142,252)	(142,252)
Partners’ equity (deficit), March 30, 2005	$(448,987)	$4,827,416	$35,119	$4,413,548

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$109,379	$119,744	$160,703
Cash used for local partnerships for deferred expenses	(7,000)	(7,000)	(7,000)
Cash paid for
administration fees	(270,580)	(205,552)	(305,484)
management fees	(399,174)	(157,137)	(239,516)
professional fees	(84,191)	(93,693)	(68,149)
State of New Jersey filing fee	(85,984)	(123,654)
printing, postage and other expenses	(41,577)	(41,576)	(31,386)
Net cash used in operating activities	(779,127)	(508,868)	(490,832)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	53,344	36,235	1,008,986
Maturities/redemptions and sales of bonds	887,466	4,160	456,351
Advances to local partnerships	(171,766)	(206,810)	(209,573)
Net cash provided by (used in) investing activities	(769,044)	(166,415)	1,255,764

Net increase (decrease) in cash and cash equivalents	(10,083)	(675,283)	764,932
Cash and cash equivalents at beginning of year	100,169	775,452	10,520
CASH AND CASH EQUIVALENTS AT END OF YEAR	$90,086	$100,169	$775,452

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(142,252)	$134	$142,557

See reconciliation of net loss to net cash used in operating activities on page 22.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2005, 2004 AND 2003

	2005	2004	2003

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(1,413,929)	$(3,139,682)	$(330,117)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	832,022	2,515,371	652,415
Distributions from local partnerships classified as other income	(37,807)	(23,735)	(35,579)
Gain on disposal of local partnership interest			(846,531)
Gain on redemptions/sales of bonds	(13,112)
Amortization of net premium on investments in bonds	2,196	3,723	4,354
Accretion of zero coupon bonds	(37,839)	(39,082)	(39,082)
Decrease in interest receivable	17,601	345	16,038
Increase (decrease) in accounts payable and accrued expenses	(46,655)	(69,951)	28,284
Increase (decrease) in payable to general partner and affiliates	(74,604)	251,143	66,386
Decrease in other liabilities	(7,000)	(7,000)	(7,000)
NET CASH USED IN OPERATING ACTIVITIES	$(779,127)	$(508,868)	$(490,832)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2005, 2004 AND 2003

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 28, 1989. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership has invested in one Local Partnership whose Property also qualifies for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the general partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to the Partnership and the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities (see discussion below under Recent Accounting Pronouncements), because the Partnership is not considered the primary beneficiary.

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
MARCH 30, 2005, 2004 AND 2003

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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemptions or sales of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes,” the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

As of March 31, 2004 the Partnership adopted Financial Accounting Standards Board Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when an entity should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is considered a legal structure used to conduct activities or hold assets, which must be consolidated by an entity if it is the primary beneficiary because it absorbs the majority of the VIE's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Partnerships in which the Partnership invested meet the definition of a VIE. However, the Partnership does not consolidate the accounts and activities of the Local Partnerships under FIN 46R because the Partnership is not considered the primary beneficiary. The Partnership currently records the amount of its investment in local partnerships as an asset in the balance sheets, recognizes its share of income or loss from such investments in the statements of operations, discloses how it accounts for such investments in the financial statements and presents the Local Partnerships’ combined balance sheets and statements of operations in the notes to the financial statements.

The Partnership’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its limited partners’ maximum exposure to loss. Such exposure to loss is mitigated by the condition and financial performance of the underlying Properties, the financial capacity and managerial expertise of the Local General Partners and their guarantees against Low-income Tax Credit recapture and the expiration of the ten year credit periods and compliance periods of the Properties (see Note 5).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

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

As of March 30, 2005, the Partnership has $90,086 in cash and cash equivalents that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

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

As of March 30, 2005 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$599,730	$7,160	$--	$606,890
After one year through five years	202,609	8,141	--	210,750
	802,339	15,301	--	817,640

U.S. Treasury debt securities
After one year through five years	726,691	19,818	--	746,509
	$1,529,030	$35,119	$--	$1,564,149

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

4.	Investments in Bonds (continued)

As of March 30, 2004 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$400,002	$10,542	$--	$410,544
After one year through five years	1,249,410	93,761	--	1,343,171
	1,649,412	104,303	--	1,753,715

U.S. Treasury debt securities
After five years through ten years	717,637	72,891	--	790,528

U.S. government and agency securities
Within one year	692	177	--	869
	$2,367,741	$177,371	$--	$2,545,112

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships

As of March 30, 2005, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.	1989 Westview Arms Limited Partnership;
2.	2000-2100 Christian Street Associates (“2000 Christian Street”);
3.	Ann Ell Apartments Associates, Ltd. (“Ann Ell”)*;
4.	Auburn Hills Apartments Limited Partnership;
5.	Auburn Hills Townhouses Limited Partnership;
6.	Batesville Family, L.P.;
7.	Browning Road Phase I, L.P.;
8.	Bruce Housing Associates, L.P.;
9.	Canton Partners, L.P.;
10.	Carrington Limited Dividend Housing Association Limited Partnership;
11.	Christian Street Associates Limited Partnership (“Christian Street”);
12.	Cityside Apartments, Phase II, L.P.*;
13.	Cleveland Square, Ltd.;
14.	College Avenue Apartments Limited Partnership (“College Avenue”);
15.	Corrigan Square, Ltd.;
16.	De Queen Villas Limited Partnership;
17.	Dermott Villas Limited Partnership;
18.	Eagle View, Ltd.;
19.	Elm Hill Housing Limited Partnership (“Elm Hill”);
20.	Eudora Manor Limited Partnership;
21.	Harborside Housing Limited Partnership;
22.	Hill Com I Associates Limited Partnership;
23.	Hill Com II Associates Limited Partnership;
24.	Hughes Manor Limited Partnership;
25.	Ivy Family, L.P.;
26.	Lakeside Housing Limited Partnership;
27.	Lawrence Road Properties, Ltd.;
28.	Lexington Estates Ltd., A Mississippi Limited Partnership;
29.	Littleton Avenue Community Village, L.P.*;
30.	Lula Courts Ltd., L.P.;
31.	Magee Elderly, L.P.;
32.	Mirador del Toa Limited Partnership;
33.	Nixa Heights Apartments, L.P.;
34.	North Hills Farms Limited Partnership;
35.	Patton Place Limited Partnership (“Patton Place”);
36.	Plantersville Family, L.P.;
37.	Powelton Gardens Associates;
38.	Purvis Heights Properties, L.P.;
39.	Queen Lane Investors;
40.	Renova Properties, L.P.;
41.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
42.	Simpson County Family, L.P.;
43.	Summers Village Limited Partnership;
44.	Tchula Courts Apartments, L.P.;
45.	The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”);
46.	Trenton Heights Apartments, L.P.;
47.	Twin Pine Family, L.P.;
48.	Village Creek Limited Partnership; and
49.	York Park Associates Limited Partnership*.

* An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $46,766,066, which includes advances made to certain Local Partnerships. As of December 31, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,424,000 and accrued interest payable on such loans totaling approximately $8,906,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners’ capital was $2,420,514, $3,010,297 and $2,665,779 for the years ended December 31, 2004, 2003 and 2002, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in certain Local Partnerships by $350,144 and $1,199,055 for the years ended March 30, 2005 and 2004, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

The Property owned by Elm Hill was sold on March 31, 2005; Registrant received $891,559 in connection with the sale. Registrant’s adjustment to the Local Partnership Carrying Value of Elm Hill as described above was a result of the sale. In the event that additional proceeds are distributed to Registrant in connection with the final settlement of the sale of Elm Hill, a gain will be recorded at such time.

The combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2004, 2003 and 2002 are reflected on pages 29 and 30, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 are as follows:

	2004	2003
ASSETS

Cash and cash equivalents	$1,884,287	$1,751,943
Rents receivable	540,514	418,925
Escrow deposits and reserves	7,165,277	6,325,707
Land	3,906,771	3,906,771
Buildings and improvements (net of accumulated depreciation of $74,031,464 and $69,357,958)	70,467,866	74,558,167
Intangible assets (net of accumulated amortization of $864,984 and $1,074,981)	1,119,389	1,296,361
Other assets	1,789,317	1,448,467
	$86,873,421	$89,706,341

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,749,291	$2,465,127
Due to related parties	4,740,361	4,246,512
Mortgage loans	83,424,391	84,857,612
Notes payable	971,764	988,436
Accrued interest	8,906,296	8,229,819
Other liabilities	688,695	697,550
	101,480,798	101,485,056

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	45,162,362	45,008,247
Cumulative loss	(37,909,578)	(37,427,740)
	7,252,784	7,580,507

General partners and other limited partners
Capital contributions, net of distributions	3,016,079	3,045,596
Cumulative loss	(24,876,240)	(22,404,818)
	(21,860,161)	(19,359,222)
	(14,607,377)	(11,778,715)
	$86,873,421	$89,706,341

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

REVENUE

Rental	$22,323,903	$21,506,882	$21,329,310
Interest and other	696,219	693,974	758,544
TOTAL REVENUE	23,020,122	22,200,856	22,087,854

EXPENSES

Administrative	4,629,213	4,595,131	4,373,359
Utilities	3,490,569	3,461,914	3,180,965
Operating and maintenance	4,818,537	5,166,504	4,802,324
Taxes and insurance	2,449,773	3,056,815	2,509,622
Financial	5,592,706	5,789,391	6,074,798
Depreciation and amortization	4,992,584	4,821,137	4,932,382
TOTAL EXPENSES	25,973,382	26,890,892	25,873,450

LOSS FROM OPERATIONS
BEFORE GAIN ON SALE OF
PROPERTY	(2,953,260)	(4,690,036)	(3,785,596)

Gain on sale of property			1,367,286
NET LOSS	$(2,953,260)	$(4,690,036)	$(2,418,310)

NET LOSS ATTRIBUTABLE TO
American Tax Credit Properties II L.P.	$(481,838)	$(1,316,316)	$(652,415)
General partners and other limited partners, which includes specially allocated items of revenue to certain general partners of $315,118, $21,950 and $1,249,414, and Partnership loss in excess of investment of $2,420,514, $3,010,297 and $2,665,779	(2,471,422)	(3,373,720)	(1,765,895)
	$(2,953,260)	$(4,690,036)	$(2,418,310)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2005 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2004	Investment during the year ended March 30, 2005	Partnership's equity in income (loss) for the year ended December 31, 2004	Adjustment to carrying value during the year ended March 30, 2005	Cash distributions received during the year ended March 30, 2005 (3)	Investment in Local Partnership balance as of March 30, 2005
1989 Westview Arms Limited Partnership	$87,675	$--	$10,873	$--	$--	$98,548
2000-2100 Christian Street Associates	--	55,106	(55,106) (1)	--	--	--
Ann Ell Apartments Associates, Ltd.	--	--	--(2)	--	--	--
Auburn Hills Apartments Limited Partnership	--	--	--(2)	--	--	--
Auburn Hills Townhouses Limited Partnership	291,332	--	(281,332) (1)	--	(10,000)	--
Batesville Family, L.P.	--	--	--(2)	--	--	--
Browning Road Phase I, L.P.	--	--	--(2)	--	--	--
Bruce Housing Associates, L.P.	4,140	--	(4,140) (1)	--	--	--
Canton Partners, L.P.	--	--	--(2)	--	--	--
Carrington Limited Dividend Housing Association Limited Partnership	73,395	--	(62,450)	--	--	10,945
Christian Street Associates Limited Partnership	--	62,140	(62,140) (1)	--	--	--
Cityside Apartments, Phase II, L.P.	--	--	--(2)	--	--	--
Cleveland Square, Ltd.	--	--	--(2)	--	--	--
College Avenue Apartments Limited Partnership	--	54,520	(54,520) (1)	--	--	--
Corrigan Square, Ltd.	--	--	--(2)	--	--	--
De Queen Villas Limited Partnership	--	--	--(2)	--	--	--
Dermott Villas Limited Partnership	--	--	--(2)	--	--	--
Eagle View, Ltd.	--	--	--(2)	--	--	--
Elm Hill Housing Limited Partnership	1,188,287	--	(87,544)	(209,184) (4)	--	891,559
Eudora Manor Limited Partnership	--	--	--(2)	--	--	--
Forest Village Housing Partnership	--	--	--(2)	--	--	--
Harborside Housing Limited Partnership	--	--	--(2)	--	--	--
Hill Com I Associates Limited Partnership	--	--	--(2)	--	--	--
Hill Com II Associates Limited Partnership	--	--	--(2)	--	--	--
Hughes Manor Limited Partnership	--	--	--(2)	--	--	--
Ivy Family, L.P.	--	--	--(2)	--	--	--
Lakeside Housing Limited Partnership	--	--	--(2)	--	--	--
Lawrence Road Properties, Ltd.	--	--	--(2)	--	--	--
Lexington Estates Ltd.	--	--	--(2)	--	--	--
Littleton Avenue Community Village, L.P.	--	--	--(2)	--	--	--
Lula Courts Ltd., L.P.	--	--	--(2)	--	--	--
Magee Elderly, L.P.	--	--	--(2)	--	--	--
Mirador del Toa Limited Partnership	--	--	--(2)	--	--	--
Nixa Heights Apartments, L.P.	--	--	--(2)	--	--	--
North Hills Farms Limited Partnership	3,454,468	--	(5,321)	--	(5,000)	3,444,147
Patton Place Limited Partnership	103,926	--	122,340	(141,000) (4)	--	85,266
Plantersville Family, L.P.	--	--	--(2)	--	--	--
Powelton Gardens Associates	--	--	--(2)	--	--	--
Purvis Heights Properties, L.P.	7,731	--	(2,498)	--	(537)	4,696
Queen Lane Investors	--	--	--(2)	--	--	--
Renova Properties, L.P.	--	--	--(2)	--	--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--(2)	--	--	--
Simpson County Family, L.P.	--	--	--(2)	--	--	--
Summers Village Limited Partnership	--	--	--(2)	--	--	--
Tchula Courts Apartments, L.P.	--	--	--(2)	--	--	--
The Pendleton	--	--	--(2)	--	--	--
Trenton Heights Apartments, L.P.	--	--	--(2)	--	--	--
Twin Pine Family, L.P.	--	--	--(2)	--	--	--
Village Creek Limited Partnership	--	--	--(2)	--	--	--
York Park Associates Limited Partnership	--	--	-- (2)	--	--	--
	$5,210,954	$171,766	$(481,838)	$(350,184)	$(15,537)	$4,535,161

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	The total excludes $37,807 of distributions received classified as other income from local partnerships.
(4)	The Partnership has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2004 is as follows:
Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2003	Investment during the year ended March 30, 2004	Partnership's equity in income (loss) for the year ended December 31, 2003	Adjustment to carrying value during the year ended March 30, 2004	Cash distributions received during the year ended March 30, 2004 (3)	Investment in Local Partnership balance as of March 30, 2004
1989 Westview Arms Limited Partnership	$88,958	$--	$(1,283)	$--	$--	$87,675
2000-2100 Christian Street Associates	--	69,403	(69,403) (1)	--	--	--
Ann Ell Apartments Associates, Ltd.	--	30,000	(30,000) (1)	--	--	--
Auburn Hills Apartments Limited Partnership	--	--	--(2)	--	--	--
Auburn Hills Townhouses Limited Partnership	525,045	--	(228,713)	--	(5,000)	291,332
Batesville Family, L.P.	--	--	--(2)	--	--	--
Browning Road Phase I, L.P.	--	--	--(2)	--	--	--
Bruce Housing Associates, L.P.	5,871	--	(1,731)	--	--	4,140
Canton Partners, L.P.	--	--	--(2)	--	--	--
Carrington Limited Dividend Housing Association Limited Partnership	138,084	--	(64,689)	--	--	73,395
Christian Street Associates Limited Partnership	--	63,139	(63,139) (1)	--	--	--
Cityside Apartments, Phase II, L.P.	--	--	--(2)	--	--	--
Cleveland Square, Ltd.	--	--	--(2)	--	--	--
College Avenue Apartments Limited Partnership	--	44,268	(44,268) (1)	--	--	--
Corrigan Square, Ltd.	--	--	--(2)	--	--	--
De Queen Villas Limited Partnership	--	--	--(2)	--	--	--
Dermott Villas Limited Partnership	--	--	--(2)	--	--	--
Eagle View, Ltd.	--	--	--(2)	--	--	--
Elm Hill Housing Limited Partnership	1,557,309	--	(369,022)	--	--	1,188,287
Eudora Manor Limited Partnership	--	--	--(2)	--	--	--
Forest Village Housing Partnership	--	--	--(2)	--	--	--
Harborside Housing Limited Partnership	1,570,996	--	(369,441)	(1,199,055) (4)	(2,500)	--
Hill Com I Associates Limited Partnership	--	--	--(2)	--	--	--
Hill Com II Associates Limited Partnership	--	--	--(2)	--	--	--
Hughes Manor Limited Partnership	--	--	--(2)	--	--	--
Ivy Family, L.P.	--	--	--(2)	--	--	--
Lakeside Housing Limited Partnership	--	--	--(2)	--	--	--
Lawrence Road Properties, Ltd.	--	--	--(2)	--	--	--
Lexington Estates Ltd.	--	--	--(2)	--	--	--
Littleton Avenue Community Village, L.P.	--	--	--(2)	--	--	--
Lula Courts Ltd., L.P.	--	--	--(2)	--	--	--
Magee Elderly, L.P.	--	--	--(2)	--	--	--
Mirador del Toa Limited Partnership	--	--	--(2)	--	--	--
Nixa Heights Apartments, L.P.	--	--	--(2)	--	--	--
North Hills Farms Limited Partnership	3,489,666	--	(30,198)	--	(5,000)	3,454,468
Patton Place Limited Partnership	142,915	--	(38,989)	--	--	103,926
Plantersville Family, L.P.	--	--	--(2)	--	--	--
Powelton Gardens Associates	--	--	--(2)	--	--	--
Purvis Heights Properties, L.P.	13,171	--	(5,440)	--	--	7,731
Queen Lane Investors	--	--	--(2)	--	--	--
Renova Properties, L.P.	--	--	--(2)	--	--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--(2)	--	--	--
Simpson County Family, L.P.	--	--	--(2)	--	--	--
Summers Village Limited Partnership	--	--	--(2)	--	--	--
Tchula Courts Apartments, L.P.	--	--	--(2)	--	--	--
The Pendleton	--	--	--(2)	--	--	--
Trenton Heights Apartments, L.P.	--	--	--(2)	--	--	--
Twin Pine Family, L.P.	--	--	--(2)	--	--	--
Village Creek Limited Partnership	--	--	--(2)	--	--	--
York Park Associates Limited Partnership	--	--	-- (2)	--	--	--
	$7,532,015	$206,810	$(1,316,316)	$(1,199,055)	$(12,500)	$5,210,954

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	The total excludes $23,735 of distributions received classified as other income from local partnerships.
(4)	The Partnership has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2004 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$364,139	$20,275	$736,245	$(296,858)
2000-2100 Christian Street Associates	2,303,046	--	31,325	(5,207)
Ann Ell Apartments Associates, Ltd.	1,975,488	199,645	2,838,576	(1,479,166)
Auburn Hills Apartments Limited Partnership	783,560	48,245	1,015,254	(391,467)
Auburn Hills Townhouses Limited Partnership	6,258,400	225,000	12,601,238	(7,278,987)
Batesville Family, L.P.	1,419,819	52,000	1,843,095	(799,675)
Browning Road Phase I, L.P.	807,303	43,000	1,077,838	(622,875)
Bruce Housing Associates, L.P.	1,087,973	16,000	1,482,575	(766,007)
Canton Partners, L.P.	1,432,696	35,000	1,872,485	(948,875)
Carrington Limited Dividend Housing Association Limited Partnership	3,227,672	200,000	6,595,168	(3,493,697)
Christian Street Associates Limited Partnership	2,081,685	--	41,753	(18,980)
Cityside Apartments, Phase II, L.P.	6,793,572	87,997	14,242,965	(7,657,847)
Cleveland Square, Ltd.	801,825	20,000	1,220,953	(676,389)
College Avenue Apartments Limited Partnership	582,761	24,600	1,008,439	(547,953)
Corrigan Square, Ltd.	1,381,421	63,358	1,913,035	(1,045,868)
De Queen Villas Limited Partnership	1,333,285	37,000	1,688,367	(629,057)
Dermott Villas Limited Partnership	1,044,815	15,000	1,378,771	(533,081)
Eagle View, Ltd.	391,816	35,000	504,033	(194,404)
Elm Hill Housing Limited Partnership	6,653,271	119,200	12,604,541	(5,819,221)
Eudora Manor Limited Partnership	739,962	16,000	945,400	(363,538)
Harborside Housing Limited Partnership	2,694,705	39,400	6,686,316	(3,029,433)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,718,403	(1,252,066)
Hill Com II Associates Limited Partnership	938,031	112,110	2,343,531	(1,178,488)
Hughes Manor Limited Partnership	1,096,095	16,007	1,422,747	(549,170)
Ivy Family, L.P.	765,777	11,000	1,082,310	(570,128)
Lakeside Housing Limited Partnership	7,091,576	50,000	11,938,171	(5,610,200)
Lawrence Road Properties, Ltd.	747,337	50,000	962,687	(409,117)
Lexington Estates Ltd.	695,415	30,750	882,216	(516,320)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,227,819	(3,851,714)
Lula Courts Ltd., L.P.	689,776	19,600	900,669	(518,604)
Magee Elderly, L.P.	582,483	30,000	735,639	(322,895)
Mirador del Toa Limited Partnership	1,850,088	105,000	2,346,694	(1,322,198)
Nixa Heights Apartments, L.P.	987,098	31,500	1,317,678	(524,771)
North Hills Farms Limited Partnership	2,588,863	525,000	13,265,977	(8,202,635)
Patton Place Limited Partnership	794,670	56,015	1,786,206	(662,366)
Plantersville Family, L.P.	586,276	12,000	800,475	(423,898)
Powelton Gardens Associates	746,941	29,207	1,974,175	(1,039,458)
Purvis Heights Properties, L.P.	1,131,600	47,000	1,538,559	(618,784)
Queen Lane Investors	1,524,745	60,301	2,811,636	(1,403,877)
Renova Properties, L.P.	628,474	22,700	854,161	(450,102)
Santa Juanita Limited Dividend Partnership L.P.	1,399,015	228,718	2,457,402	(1,298,650)
Simpson County Family, L.P.	802,480	24,700	1,054,213	(544,932)
Summers Village Limited Partnership	796,491	71,000	969,818	(373,952)
Tchula Courts Apartments, L.P.	723,749	10,000	931,338	(609,046)
The Pendleton	543,022	40,000	1,269,163	(732,279)
Trenton Heights Apartments, L.P.	432,531	29,200	596,813	(273,686)
Twin Pine Family, L.P.	589,082	7,000	834,947	(437,875)
Village Creek Limited Partnership	1,195,139	37,950	1,471,698	(603,527)
York Park Associates Limited Partnership	3,869,357	321,460	5,675,813	(3,132,141)
	$83,424,391	$3,906,771	$144,499,330	$(74,031,464)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2003 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$392,851	$20,275	$736,245	$(279,282)
2000-2100 Christian Street Associates	2,366,100	--	31,325	(4,068)
Ann Ell Apartments Associates, Ltd.	2,033,247	199,645	2,838,576	(1,377,450)
Auburn Hills Apartments Limited Partnership	786,663	48,245	1,013,162	(366,763)
Auburn Hills Townhouses Limited Partnership	6,055,128	225,000	12,523,316	(6,794,638)
Batesville Family, L.P.	1,423,964	52,000	1,843,095	(752,388)
Browning Road Phase I, L.P.	816,977	43,000	1,069,123	(576,488)
Bruce Housing Associates, L.P.	1,092,492	16,000	1,482,081	(720,761)
Canton Partners, L.P.	1,436,914	35,000	1,865,291	(907,973)
Carrington Limited Dividend Housing Association Limited Partnership	3,272,459	200,000	6,590,677	(3,243,210)
Christian Street Associates Limited Partnership	2,165,038	--	41,753	(15,847)
Cityside Apartments, Phase II, L.P.	6,952,776	87,997	14,242,965	(7,139,975)
Cleveland Square, Ltd.	810,332	20,000	1,208,578	(624,923)
College Avenue Apartments Limited Partnership	587,000	24,600	1,008,439	(506,588)
Corrigan Square, Ltd.	1,395,775	63,358	1,897,355	(973,233)
De Queen Villas Limited Partnership	1,345,352	37,000	1,687,412	(588,044)
Dermott Villas Limited Partnership	1,049,384	15,000	1,364,852	(496,050)
Eagle View, Ltd.	396,204	35,000	497,783	(182,070)
Elm Hill Housing Limited Partnership	6,708,868	119,200	12,604,541	(5,500,505)
Eudora Manor Limited Partnership	742,553	16,000	940,850	(339,692)
Harborside Housing Limited Partnership	2,897,754	39,400	6,594,750	(2,854,620)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,669,820	(1,150,170)
Hill Com II Associates Limited Partnership	938,031	112,110	2,281,915	(1,090,723)
Hughes Manor Limited Partnership	1,100,161	16,007	1,422,747	(514,334)
Ivy Family, L.P.	772,383	11,000	1,076,150	(535,782)
Lakeside Housing Limited Partnership	7,272,097	50,000	11,938,171	(5,314,418)
Lawrence Road Properties, Ltd.	750,067	50,000	959,446	(383,812)
Lexington Estates Ltd.	698,292	30,750	881,265	(483,521)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,220,383	(3,567,441)
Lula Courts Ltd., L.P.	692,242	19,600	900,181	(484,681)
Magee Elderly, L.P.	584,408	30,000	731,409	(304,178)
Mirador del Toa Limited Partnership	1,857,814	105,000	2,343,426	(1,241,742)
Nixa Heights Apartments, L.P.	991,220	31,500	1,315,343	(499,064)
North Hills Farms Limited Partnership	2,955,316	525,000	13,226,055	(7,761,697)
Patton Place Limited Partnership	959,630	56,015	1,765,001	(617,862)
Plantersville Family, L.P.	589,107	12,000	788,656	(398,078)
Powelton Gardens Associates	802,440	29,207	1,974,175	(966,962)
Purvis Heights Properties, L.P.	1,135,775	47,000	1,507,912	(580,547)
Queen Lane Investors	1,524,745	60,301	2,781,754	(1,294,242)
Renova Properties, L.P.	630,745	22,700	824,155	(426,748)
Santa Juanita Limited Dividend Partnership L.P.	1,414,998	228,718	2,441,275	(1,209,705)
Simpson County Family, L.P.	805,068	24,700	1,047,171	(509,958)
Summers Village Limited Partnership	799,378	71,000	969,818	(350,447)
Tchula Courts Apartments, L.P.	726,736	10,000	928,791	(579,126)
The Pendleton	543,022	40,000	1,269,163	(683,869)
Trenton Heights Apartments, L.P.	434,265	29,200	596,813	(262,319)
Twin Pine Family, L.P.	594,380	7,000	825,450	(409,357)
Village Creek Limited Partnership	1,199,427	37,950	1,471,698	(566,038)
York Park Associates Limited Partnership	3,888,968	321,460	5,675,813	(2,926,569)
	$84,857,612	$3,906,771	$143,916,125	$(69,357,958)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2004 is as follows:

	Balance as of December 31, 2003	Net change during the year ended December 31, 2004	Balance as of December 31, 2004

Land	$3,906,771	$--	$3,906,771
Buildings and improvements	143,916,125	583,205	144,499,330
	147,822,896	583,205	148,406,101
Accumulated depreciation	(69,357,958)	(4,673,506)	(74,031,464)
	$78,464,938	$(4,090,301)	$74,374,637

Effective October 1, 1998, the Partnership and the local general partners of 2000-2100 Christian Street Associates (“2000 Christian Street”) and Christian Street Associates Limited Partnership (“Christian Street”) agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”). The Funding Agreements were extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $540,938 as of March 30, 2005, of which $117,246 and $132,542, respectively, was advanced during the years ended March 30, 2005 and 2004. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). Effective May 5, 2005, the Partnership withdrew as a limited partner of Christian Street for consideration of $10; there will be no impact on the Partnership’s financial statements as a result of such withdrawal.

The Partnership advanced $30,000 during the year ended March 30, 2004 to Ann Ell to fund operating deficits. Cumulative advances as of March 30, 2005 are $469,545. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

The Partnership advanced $54,520 and $44,268 during the years ended March 30, 2005 and 2004, respectively, to College Avenue to fund operating deficits. Cumulative advances as of March 30, 2005 are $126,578. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). The Local General Partners represent that payments on the mortgage were two months in arrears as of June 2005. As a result of the significant ongoing operating deficits and the status of the mortgage delinquency, the Local General Partners report that the Property owned by College Avenue was sold in July 2005 and that the mortgage was satisfied in full; there is no impact on the Partnership’s financial statements as a result of such sale.

The Local General Partner of Pendleton reports that one of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is fourteen months in arrears (approximately $39,000) as of June, 2005. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current.

As a result of increasing deficits and declining occupancy caused by deteriorating physical conditions, Forest Village Housing Partnership (“Forest Village”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court, Western District of Washington (the “Court”) on March 25, 1999. Forest Village filed a plan of reorganization (the “Plan”) which was confirmed by the Court on December 14, 1999. The terms of the Plan called for the Partnership to provide up to $500,000 (the “Bankruptcy Advance”), all of which was previously funded, which Forest Village utilized to pay certain obligations including all first mortgage arrears and certain secured and unsecured creditors and to make necessary repairs to the complex. The Plan also resulted in recasting the second mortgage and cumulative arrears over a new 30 year amortization period that reduced Forest Village’s mandatory debt service by approximately $77,000 per annum. In addition to the Bankruptcy Advance, the Partnership provided advances of $282,874 to Forest Village. Such advances, including the Bankruptcy Advance, were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1). Of all such amounts advanced by the Partnership, $534,500 bore interest at 8.5% and was repayable out of net cash flow from the operations of the Property. No interest was recorded by the Partnership.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

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

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2005, 2004 and 2003, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2005		2004		2003
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$399,174	$285,075	$157,137	$294,416	$239,516	$293,193

Administration fees (see Note 8)	245,580	285,075	180,552	294,416	280,484	293,193

For the years ended December 31, 2004, 2003 and 2002, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2004		2003		2002
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$138,714	$136,397	$139,599	$136,068	$177,405	$142,315

Insurance premiums and other services	80,824	120,383	191,953	183,848	121,687	106,631

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2005, 2004 and 2003 to the tax return net loss for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2005	2004	2003

Financial statement net loss for the years ended March 30, 2005, 2004 and 2003	$(1,413,929)	$(3,139,682)	$(330,117)

Add (less) net transactions occurring between
January 1, 2002 to March 30, 2002	--	--	(131,136)
January 1, 2003 to March 30, 2003	--	(91,275)	91,275
January 1, 2004 to March 30, 2004	(136,664)	136,664	--
January 1, 2005 to March 30, 2005	131,732	--	--
Adjusted financial statement net loss for the years ended December 31, 2005, 2004 and 2003	(1,418,861)	(3,094,293)	(369,978)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	106,055	101,568	118,815

Differences arising from gain on disposal of local partnership interest	--	--	(218,968)

Differences arising from equity in loss of investment in local partnerships	(2,563,606)	(2,606,750)	(3,655,779)

Other income from local partnerships	(45,867)	(16,462)	(37,261)

Other differences	(12,637)	19,797	(300)
Tax return net loss for the years ended December 31, 2004, 2003 and 2002	$(3,934,916)	$(5,596,140)	$(4,163,471)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2004 and 2003 are as follows:

	2004	2003
Investment in local partnerships - financial reporting	$4,540,161	$5,213,454
Investment in local partnerships - tax	(9,746,582)	(6,293,633)
	$14,286,743	$11,507,087

Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) and an annual additional management fee (“Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $199,551 for the year ended March 30, 2005, $206,091 for the year ended March 30, 2004 and $205,235 for the year ended March 30, 2003. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $85,524 for the year ended March 30, 2005, $88,325 for the year in ended March 30, 2004 and $87,958 for the year ended March 30, 2003. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying financial statements. Unpaid Management Fees and Additional Management fees in the cumulative amount of $842,036 and $956,135 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2005 and 2004, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (“Administration Fee”) and an annual additional administration fee (“Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $199,551 for the year ended March 30, 2005, $206,091 for the year ended March 30, 2004 and $205,235 for the year ended March 30, 2003. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $85,524 for the year ended March 30, 2005, $88,325 for the year ended March 30, 2004 and $87,958 for the year ended March 30, 2003. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying financial statements. Unpaid Administration Fees and Additional Management Fees due to MLFA in the cumulative amount of $518,740 and $543,740 are included in accounts payable and accrued expenses as of March 30, 2005 and 2004, respectively, in the accompanying balance sheets. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $330,662 and $291,167 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2005 and 2004, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Twelve Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements in 2001, resulting in both a lower rent subsidy (resulting in lower NOI) and lower mandatory debt service.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

9.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Investments in Bonds

Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investments.

The estimated fair value of the Partnership's financial instruments as of March 30, 2005 and 2004 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2005, 2004 AND 2003

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Total revenue	$70,083	$41,490	$39,046	$27,721
Expenses	(196,691)	(191,735)	(212,368)	(159,453)
Equity in loss of investment in local partnerships	(275,199)	(26,107)	(306,490)	(224,226)
Net loss	(401,807)	(176,352)	(479,812)	(355,958)
Net loss per unit of limited partnership interest	(7.14)	(3.13)	(8.52)	(6.32)

2004
Total revenue	$38,872	$45,537	$47,872	$46,212
Expenses	(211,613)	(199,644)	(208,671)	(182,876)
Equity in loss of investment in local partnerships	(409,958)	(424,191)	(188,780)	(1,492,442)
Net loss	(582,699)	(578,298)	(349,579)	(1,629,106)
Net loss per unit of limited partnership interest	(10.35)	(10.27)	(6.21)	(28.93)

2003
Total revenue	$73,590	$49,195	$49,556	$42,631
Expenses	(159,989)	(168,587)	(181,723)	(228,906)
Equity in loss of investment in local partnerships	(196,707)	(121,604)	(236,303)	(97,801)
Gain on disposal of local partnership interest	732,000	--	114,531	--
Net earnings (loss)	448,894	(240,996)	(253,939)	(284,076)
Net earnings (loss) per unit of limited partnership interest	7.97	(4.28)	(4.51)	(5.04)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2005, and (ii) no changes occurred during the quarter ended March 30, 2005, that materially affected, or are reasonably likely to materially affect, such internal controls.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and director of Richman Tax Credits are:

Name	Served in present capacity since (1)	Position held

Richard Paul Richman	October 26, 1988	Director
David A. Salzman	February 1, 2001	President
Neal Ludeke	October 26, 1988	Vice President and Treasurer
Gina K. Dodge	October 26, 1988	Secretary

(1)	Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 57, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and a director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 44, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group since October 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

Neal Ludeke, age 47, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 49, is the Secretary of Richman Tax Credits. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Item 10. Directors and Executive Officers of the Registrant (continued)

Registrant is not aware of any family relationship between its director and executive officers noted herein Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers noted herein Item 10.

Mr. Richman, the sole Director of Richman Tax Credits, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of Richman Tax Credits, represent the audit committee of the Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Director of Richman Tax Credits has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any remuneration. During the year ended March 30, 2005, Richman Tax Credits did not pay any remuneration to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2005, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2004 allocated to the General Partner were $39,349 and $30, respectively. The net tax loss and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2004 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $24,948 and $22, respectively.

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2005.

Item 14. Principal Accountant Fees and Services

The audit fees for Registrant for the years ended March 30, 2005 and 2004 were $55,596 and $53,064, respectively, while the tax preparation fees for Registrant for each of the years ended March 30, 2005 and 2004 were $11,000. Audit related fees for Registrant for the year ended March 30, 2004 were $16,611. The audit committee approved all fiscal 2005 and fiscal 2004 accounting fees.

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

(3)	Exhibits

Incorporated by
	Exhibit	Reference to

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report dated September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report dated June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report dated June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report dated March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report dated December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report dated December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report dated September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report dated September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report dated March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report dated December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report dated December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report dated September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report dated September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report dated December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report dated September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report dated September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report dated March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report dated December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report dated June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report dated June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report dated March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report dated March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report dated December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report dated September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report dated March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report dated March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report dated March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report dated December 31, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report dated December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report dated September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report dated December 31, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report dated December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report dated September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report dated June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report dated March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report dated June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report dated March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report dated March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report dated March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report dated December 31, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report dated December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report dated March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report dated December 31, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report dated March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report dated September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report dated September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

Incorporated by
	Exhibit	Reference to

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report dated June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report dated September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report dated June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report dated June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report dated December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report dated December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report dated March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report dated March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report dated December 30, 1993
(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 14 through 33, 47 through 70 and 86 through 88 of prospectus dated May 10, 1989 filed pursuant to	Exhibit 28.1 to Form 10-K Report dated March 30, 1990
	Rule 424(b)(3) under the Securities Act of 1933	(File No. 0-18405)

99.2	Supplement No. 1 dated	Exhibit 28.2 to Form 10-K
	July 25, 1989 of Prospectus	Report dated March 30, 1991
(File No. 0-18405)

99.3	Supplement No. 2 dated	Exhibit 28.3 to Form 10-K
	September 18, 1989 of Prospectus	Report dated March 30, 1991
(File No. 0-18405)

99.4	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership

99.5	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership

99.6	Independent Auditor’s Report of Bruce Housing Associates, LTD

99.7	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership

99.8	Independent Auditors’ Report of College Avenue Apartments Limited Partnership

99.9	Independent Auditor’s Report of North Hill Farms Limited Partnership

99.10	Independent Auditors’ Report of Purvis Heights Properties, L.P.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P. (a Delaware limited partnership)

:	By:	Richman Tax Credit Properties II L.P., General Partner

	By:	Richman Tax Credits Inc., General Partner

Date: August 11, 2005		/s/ David Salzman

David Salzman Chief Executive Officer

Date: August 11, 2005	/s/ Neal Ludeke

Neal Ludeke Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the general	August 11, 2005
(David Salzman)	partner of the General Partner

/s/ Neal Ludeke	Chief Financial Officer of the general	August 11, 2005
(Neal Ludeke)	partner of the General Partner