Form 10-Q
period 2005-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2005-08-15
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ___________

Commission file number: 0-18405

American Tax Credit Properties II L.P.
(Exact name of Registrant as specified in its charter)
Delaware	13-3495678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

Richman Tax Credit Properties II L.P. 340 Pemberwick Road Greenwich, Connecticut	06831
(Address of principal executive offices)	(ZipCode)

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

Yes ☒     No☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2005	2005
ASSETS

Cash and cash equivalents		$901,738	$90,086
Investments in bonds	2	1,572,832	1,564,149
Investment in local partnerships	3	3,630,515	4,535,161
Prepaid expenses		16,166
Interest receivable		18,163	13,568

		$6,139,414	$6,202,964

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$606,374	$610,118
Payable to general partner and affiliates		1,292,892	1,172,698
Other liabilities		6,600	6,600

		1,905,866	1,789,416
Commitments and contingencies	3

Partners' equity (deficit)

General partner		(450,786)	(448,987)
Limited partners (55,746 units of limited partnership interest outstanding)		4,649,307	4,827,416
Accumulated other comprehensive income, net	2	35,027	35,119

		4,233,548	4,413,548

		$6,139,414	$6,202,964

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	Notes	2005	2004
REVENUE

Interest		$27,355	$38,829
Other income from local partnerships		5,572	31,254

TOTAL REVENUE		32,927	70,083

EXPENSES

Administration fees		64,262	73,605
Management fees		64,262	73,605
Professional fees		19,169	21,340
State of New Jersey filing fee		15,366	17,359
Printing, postage and other		10,968	10,782

TOTAL EXPENSES		174,027	196,691

		(141,100)	(126,608)

Equity in loss of investment in local partnerships	3	(38,808)	(275,199)

NET LOSS		(179,908)	(401,807)

Other comprehensive loss, net	2	(92)	(72,512)

COMPREHENSIVE LOSS		$(180,000)	$(474,319)

NET LOSS ATTRIBUTABLE TO

General partner		$(1,799)	$(4,018)
Limited partners		(178,109)	(397,789)

		$(179,908)	$(401,807)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(3.20)	$(7.14)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$13,985	$33,015
Cash used for local partnerships for deferred expenses		(7,000)
Cash paid for
administration fees	(8,330)	(8,328)
professional fees	(1,921)	(68,699)
State of New Jersey filing fee	(52,524)	(67,523)
printing, postage and other expenses	(10,968)	(10,782)

Net cash used in operating activities	(59,758)	(129,317)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(25,721)	(84,516)
Cash distributions from local partnerships	5,572	41,254
Proceeds from maturities, redemptions and sales of bonds		230,506
Distribution in connection with sale of local partnership property	891,559

Net cash provided by investing activities	871,410	187,244

Net increase in cash and cash equivalents	811,652	57,927

Cash and cash equivalents at beginning of period	90,086	100,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$901,738	$158,096

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(92)	$(72,512)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	2005	2004

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(179,908)	$(401,807)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	38,808	275,199
Distributions from local partnerships classified as other income	(5,572)	(31,254)
Gain on redemptions and sales of bonds		(1,188)
Amortization of net premium on investments in bonds	581	599
Accretion of zero coupon bonds	(9,356)	(9,668)
Increase in prepaid expenses	(16,166)	(8,946)
Increase in interest receivable	(4,595)	4,443
Increase in payable to general partner and affiliates	120,194	138,882
Decrease in accounts payable and accrued expenses	(3,744)	(88,577)
Decrease in other liabilities		(7,000)

NET CASH USED IN OPERATING ACTIVITIES	$(59,758)	$(129,317)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2005
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.  Investments in Bonds

As of June 29, 2005, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$801,757	$10,361	$—	$812,118

U.S. Treasury debt securities
After one year through five years	736,048	24,666	—	760,714

	$1,537,805	$35,027	$—	$1,572,832

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3. Investment in Local Partnerships

The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,791,697, which amount includes advances made to certain Local Partnerships. As of June 29, 2005, the Partnership holds an interest in forty-nine Local Partnerships that have, as of March 31, 2005, outstanding mortgage loans payable totaling approximately $76,349,000 and accrued interest payable on such loans totaling approximately $9,024,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2005, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2005	$4,535,161

Advances to Local Partnerships	25,721

Equity in loss of investment in local partnerships	(38,808)*

Proceeds in connection with sale of Local Partnership property	(891,559)

Investment in local partnerships as of June 29, 2005	$3,630,515

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $841,551 for the three months ended March 31, 2005 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) was sold on March 31, 2005; the Partnership received $891,559 in connection with the sale. The carrying value of the Partnership’s investment in Elm Hill was adjusted to $891,559 as of March 30, 2005; accordingly, no gain in connection with the sale is reflected in the accompanying statement of operations of the Partnership for the three months ended June 29, 2005. In the event that additional proceeds are distributed to the Partnership in connection with the final settlement of the sale of Elm Hill, a gain will be recorded at such time. Elm Hill recognized a gain on sale of property of $1,177,998 as reflected in the combined statement of operations of the Local Partnerships for the three months ended March 31, 2005 herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2005 and 2004 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of March 31, 2005 and December 31, 2004 are as follows:

	2005	2004
ASSETS

Cash and cash equivalents	$3,666,142	$1,884,287
Rents receivable	331,454	540,514
Escrow deposits and reserves	7,446,820	7,165,277
Land	3,787,571	3,906,771
Buildings and improvements (net of accumulated depreciation of $69,265,438 and $74,031,464)	62,770,886	70,467,866
Intangible assets (net of accumulated amortization of $621,164 and $864,984)	836,259	1,119,389
Other assets	1,595,812	1,789,317

	$80,434,944	$86,873,421

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$3,065,946	$2,749,291
Due to related parties	4,779,194	4,740,361
Mortgage loans	76,348,815	83,424,391
Notes payable	972,641	971,764
Accrued interest	9,023,692	8,906,296
Other liabilities	645,832	688,695

	94,836,120	101,480,798
Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	45,199,005	45,162,362
Cumulative loss	(36,856,594)	(37,909,578)

	8,342,411	7,252,784

General partners and other limited partners
Capital contributions, net of distributions	3,016,079	3,016,079
Cumulative loss	(25,759,666)	(24,876,240)

	(22,743,587)	(21,860,161)

	(14,401,176)	(14,607,377)

	$80,434,944	$86,873,421

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
REVENUE

Rental	$5,620,532	$5,552,850
Interest and other	118,852	148,185

TOTAL REVENUE	5,739,384	5,701,035

EXPENSES

Administrative	1,157,918	1,150,915
Utilities	1,203,520	1,129,747
Operating and maintenance	1,237,774	1,133,920
Taxes and insurance	681,247	790,997
Financial	1,325,826	1,433,315
Depreciation and amortization	1,141,539	1,181,025

TOTAL EXPENSES	6,747,824	6,819,919

Loss from operations before gain on sale of property	(1,008,440)	(1,118,884)

Gain on sale of property	1,177,998

NET EARNINGS (LOSS)	$169,558	$(1,118,884)

NET EARNINGS (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$1,052,984	$(275,199)
General partners and other limited partners, which includes $841,551 and $720,719 of Partnership loss in excess of investment	(883,426)	(843,685)

	$169,558	$(1,118,884)

*The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the three months ended June 29, 2005 is $38,808. See discussion above herein Note 3 regarding the Partnership’s nonrecognition of the gain resulting from the sale of the Elm Hill Property.

The combined results of operations of the Local Partnerships for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3. Investment in Local Partnerships (continued)

Effective October 1, 1998, the Partnership and the local general partners of 2000-2100 Christian Street Associates (“2000 Christian Street”) and Christian Street Associates Limited Partnership (“Christian Street”) agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”). The Funding Agreements were extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $540,938 as of June 29, 2005. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Effective May 5, 2005, the Partnership withdrew as a limited partner of Christian Street for consideration of $10; there was no impact on the Partnership’s financial statements as a result of such withdrawal.

The Partnership advanced $25,721 during the three months ended June 29, 2005 to College Avenue Apartments Limited Partnership (“College Avenue”) to fund operating deficits. Cumulative advances as of June 29, 2005 are $152,299. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Local General Partners represent that payments on the mortgage were two months in arrears as of June 2005. As a result of the significant ongoing operating deficits and the status of the mortgage delinquency, the Local General Partners report that the Property owned by College Avenue was sold in July 2005 and that the mortgage was satisfied in full; there is no impact on the Partnership’s financial statements as a result of such sale.

The Local General Partner of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) reports that one of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is fourteen months in arrears (approximately $39,000) as of June, 2005. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current.

4. Additional Information

Additional information, including the audited March 30, 2005 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2005 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2005, American Tax Credit Properties II L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2005 as a result of the receipt of $891,559 in connection with the sale of the Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) (see discussion below under Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments, equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”) and proceeds in connection with the sale of the Property owned by Elm Hill. During the three months ended June 29, 2005, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $820,000 during the three months ended June 29, 2005 (which includes amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $9,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2005, the investment in local partnerships decreased as a result of proceeds received in connection with the sale of the Elm Hill Property of $891,559 and Registrant’s equity in the Local Partnerships’ net loss for the three months ended March 31, 2005 of $38,808, partially offset by advances to a Local Partnership of $25,721 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $518,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of June 29, 2005.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the three months ended June 29, 2005 and 2004 resulted in a net loss of $179,908 and $401,807 respectively. The decrease in net loss is primarily attributable to (i) a decrease in equity in loss of investment in local partnerships of approximately $236,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, partially offset by a decrease in other income from local partnerships of approximately $26,000. Other comprehensive loss for the three months ended June 29, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $92 and $72,512, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships’ loss from operations of approximately $1,008,000 for the three months ended March 31, 2005 was attributable to rental and other revenue of approximately $5,739,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,605,000 and approximately $1,142,000 of depreciation and amortization expense. The Local Partnerships’ loss from operations of approximately $1,119,000 for the three months ended March 31, 2004 was attributable to rental and other revenue of approximately $5,701,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,639,000 and approximately $1,181,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2005, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Christian Street Associates Limited Partnership (“Christian Street”) and 2000-2100 Christian Street Associates (“2000 Christian Street”), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however, the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely have incurred substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”). The Funding Agreements were extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Christian Street and 2000 Christian Street reported a combined operating deficit of approximately $128,000, excluding accrued management fees of approximately $9,000, for the three months ended March 31, 2005. Under the terms of the Funding Agreements, Registrant has advanced $540,938 as of June 29, 2005. The Local General Partners represent that payments on the mortgages and real estate taxes are current. Registrant’s investment balances in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Periods for Christian Street and 2000 Christian Street expired on December 31, 2003 and December 31, 2004, respectively. Effective May 5, 2005, Registrant withdrew as a limited partner of Christian Street for consideration of $10; there was no impact on Registrant’s financial statements as a result of such withdrawal.

The terms of the partnership agreement of College Avenue Apartments Limited Partnership (“College Avenue”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. College Avenue reported an operating deficit of approximately $21,000 for the three months ended March 31, 2005, which includes property management fees of approximately $3,000. Registrant has made cumulative advances to College Avenue of $152,299 as of June 29, 2005, of which $25,721 was advanced during the three months then ended. The Local General Partners represent that payments on the mortgage were two months in arrears as of June 2005. As a result of the significant ongoing operating deficits and the status of the mortgage delinquency, the Local General Partners report that the Property owned by College Avenue was sold in July 2005 and that the mortgage was satisfied in full; there is no impact on Registrant’s financial statements as a result of such sale. Registrant’s investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for College Avenue expired on December 31, 2004.

During the three months ended March 31, 2005, Ann Ell Apartments Associates, Ltd. (“Ann Ell”) reported an operating deficit of approximately $19,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of June 29, 2005. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $16.9 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates (“Powelton Gardens”) require the Local General Partners to fund all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Powelton Gardens reported an operating deficit of approximately $16,000 for the three months ended March 31, 2005, which includes property management fees of approximately $3,000. The Local General Partners have reported that the first mortgage has been paid in full as of June 2005 and that payments on the real estate taxes are current. Registrant’s investment balance in Powelton Gardens, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Powelton Gardens expired on December 31, 2004.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Pendleton reported an operating deficit of approximately $7,000 for the three months ended March 31, 2005, which includes property management fees of approximately $4,000. The Local General Partner reports that one of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is fourteen months in arrears (approximately $39,000) as of June, 2005. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton expired on December 31, 2004.

The Property owned by Elm Hill Housing Limited Partnership ("Elm Hill") was sold on March 31, 2005; Registrant received $891,559 in connection with the sale. In the event that additional proceeds are distributed to Registrant in connection with the final settlement of the sale of Elm Hill, a gain will be recorded at such time. The Compliance Period for Elm Hill expired on December 31, 2004. Elm Hill recognized a gain on sale of property of $1,177,998 as reflected in the combined statement of operations of the Local Partnerships for the three months ended March 31, 2005 in Note 3 to the accompanying financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 4.  Controls and Procedures

As of June 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of June 29, 2005. No changes occurred during the quarter ended June 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None; see Item 2 of Part I regarding the mortgage defaults of certain Local Partnerships.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
General partner

Dated: August 15, 2005	/s/ David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 15, 2005	/s/ Neal Ludeke
By: Neal Ludeke
Chief Financial Officer