Form 10-Q
period 2005-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2005-11-14
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number: 0-18405

                     American Tax Credit Properties II L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                          13-3495678
----------------------------------------------------        ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.

Richman Tax Credit Properties II L.P.
340 Pemberwick Road
Greenwich, Connecticut                                            06831
----------------------------------------------------        ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

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

Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Balance Sheets.................................................................3

Statements of Operations.......................................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 29,          March 30,
                                                                Notes            2005                 2005
                                                                -----       -----------          -----------
ASSETS

Cash and cash equivalents                                                   $   809,909          $    90,086
Investments in bonds                                               2          1,564,836            1,564,149
Investment in local partnerships                                   3          3,676,284            4,535,161
Interest receivable                                                              13,344               13,568
                                                                            -----------          -----------

                                                                            $ 6,064,373          $ 6,202,964
                                                                            ===========          ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                    $   591,733          $   610,118
   Payable to general partner and affiliates                                  1,413,151            1,172,698
   Other liabilities                                                                                   6,600
                                                                            -----------          -----------

                                                                              2,004,884            1,789,416
                                                                            -----------          -----------

Commitments and contingencies
                                                                 3,4
Partners' equity (deficit)

   General partner                                                             (452,358)            (448,987)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                    4,493,694            4,827,416
   Accumulated other comprehensive income, net                     2             18,153               35,119
                                                                            -----------          -----------

                                                                              4,059,489            4,413,548
                                                                            -----------          -----------

                                                                            $ 6,064,373          $ 6,202,964
                                                                            ===========          ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months       Six Months      Three Months    Six Months
                                                                        Ended             Ended            Ended           Ended
                                                                     September 29,    September 29,     September 29,  September 29,
                                                            Notes         2005             2005             2004             2004
                                                            -----      ---------        ---------        ---------        ---------
REVENUE

Interest                                                               $  29,081        $  56,436        $  34,937        $  73,766
Other income from local partnerships                           3           1,307            6,879            6,553           37,807
                                                                       ---------        ---------        ---------        ---------

TOTAL REVENUE                                                             30,388           63,315           41,490          111,573
                                                                       ---------        ---------        ---------        ---------

EXPENSES

Administration fees                                                       64,262          128,524           73,603          147,208
Management fees                                                           64,262          128,524           73,603          147,208
Professional fees                                                         35,593           54,762           23,447           44,787
State of New Jersey filing fee                                            39,112           54,478           16,253           33,612
Printing, postage and other                                                8,296           19,264            4,829           15,611
                                                                       ---------        ---------        ---------        ---------

TOTAL EXPENSES                                                           211,525          385,552          191,735          388,426
                                                                       ---------        ---------        ---------        ---------

                                                                        (181,137)        (322,237)        (150,245)        (276,853)

Equity in income (loss) of investment in
   local partnerships                                          3          23,952          (14,856)         (26,107)        (301,306)
                                                                       ---------        ---------        ---------        ---------

NET LOSS                                                                (157,185)        (337,093)        (176,352)        (578,159)

Other comprehensive loss                                       2         (16,874)         (16,966)          (1,970)         (74,482)
                                                                       ---------        ---------        ---------        ---------

COMPREHENSIVE LOSS                                                     $(174,059)       $(354,059)       $(178,322)       $(652,641)
                                                                       =========        =========        =========        =========

 NET LOSS ATTRIBUTABLE TO

   General partner                                                     $  (1,572)       $  (3,371)       $  (1,764)       $  (5,782)
   Limited partners                                                     (155,613)        (333,722)        (174,588)        (572,377)
                                                                       ---------        ---------        ---------        ---------

                                                                       $(157,185)       $(337,093)       $(176,352)       $(578,159)
                                                                       =========        =========        =========        =========

NET LOSS per unit of limited partnership
   interest (55,746 units of limited
   partnership interest)                                               $   (2.79)       $   (5.99)       $   (3.13)       $  (10.27)
                                                                       =========        =========        =========        =========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                            2005             2004
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                        $  39,007        $  58,410
Cash used for local partnerships for deferred expenses                      (6,600)          (7,000)
Cash paid for
   administration fees                                                     (16,595)         (19,432)
   management fees                                                                          (52,379)
   professional fees                                                       (82,930)         (75,856)
   State of New Jersey filing fee                                          (52,524)         (67,223)
   printing, postage and other expenses                                    (11,435)         (16,734)
                                                                         ---------        ---------

Net cash used in operating activities                                     (131,077)        (180,214)
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships                                             (49,923)        (120,274)
Cash distributions from local partnerships                                   9,264           48,342
Distribution in connection with sale of local partnership property         891,559
Proceeds from maturities/redemptions and sales of bonds                                     230,777
                                                                         ---------        ---------

Net cash provided by investing activities                                  850,900          158,845
                                                                         ---------        ---------

Net increase (decrease) in cash and cash equivalents                       719,823          (21,369)

Cash and cash equivalents at beginning of period                            90,086          100,169
                                                                         ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 809,909        $  78,800
                                                                         =========        =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net                             $ (16,966)       $ (74,482)
                                                                         =========        =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                                    2005             2004
                                                                                 ---------        ---------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                         $(337,093)       $(578,159)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                               14,856          301,306
   Distributions from local partnerships classified as other income                 (6,879)         (37,807)
   Gain on redemptions and sales of bonds                                                            (1,188)
   Amortization of net premium on investments in bonds                               1,161              963
   Accretion of zero coupon bonds                                                  (18,814)         (19,127)
   Decrease in interest receivable                                                     224            3,996
   Increase in payable to general partner and affiliates                           240,453          222,605
   Decrease in accounts payable and accrued expenses                               (18,385)         (65,803)
   Decrease in other liabilities                                                    (6,600)          (7,000)
                                                                                 ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                                            $(131,077)       $(180,214)
                                                                                 =========        =========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.

      Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.    Investments in Bonds

      As of September 29, 2005, certain information concerning investments in bonds is as follows:

                                                                    Gross            Gross
                                                  Amortized       unrealized       unrealized       Estimated
      Description and maturity                      cost            gains            losses         fair value
      ------------------------                   ----------       ----------       ----------       ----------
      Corporate debt securities
         Within one year                         $  801,177       $    5,865       $       --       $  807,042
                                                 ----------       ----------       ----------       ----------

      U.S. Treasury debt securities
         After one year through five years          745,506           12,288               --          757,794
                                                 ----------       ----------       ----------       ----------

                                                 $1,546,683       $   18,153       $       --       $1,564,836
                                                 ==========       ==========       ==========       ==========

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships

      The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,815,899, which amount includes advances made to certain Local Partnerships. As of September 29, 2005, the Partnership holds an interest in forty-eight Local Partnerships that have, as of June 30, 2005, outstanding mortgage loans payable totaling approximately $73,867,000 and accrued interest payable on such loans totaling approximately $9,157,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the six months ended September 29, 2005, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of March 30, 2005        $ 4,535,161

      Advances to Local Partnerships                                    49,923

      Equity in loss of investment in local partnerships               (14,856)*

      Cash distributions received from local partnerships               (9,264)

      Cash distributions classified as other income                      6,879

      Proceeds in connection with sale of Local
         Partnership property                                         (891,559)
                                                                   -----------

      Investment in local partnerships as of September 29, 2005    $ 3,676,284
                                                                   ===========

      *The Property owned by Elm Hill Housing Limited Partnership ("Elm Hill") was sold on March 31, 2005; the Partnership received $891,559 in connection with the sale. The carrying value of the Partnership's investment in Elm Hill was adjusted to $891,559 as of the Partnership's fiscal year ended March 30, 2005; accordingly, no gain in connection with the sale is reflected in the accompanying statement of operations of the Partnership for the six months ended September 29, 2005. In the event that additional proceeds are distributed to the Partnership in connection with the final settlement of the sale of Elm Hill, a gain will be recorded at such time. Elm Hill recognized a gain on sale of property of $1,177,998 as reflected in the combined statement of operations of the Local Partnerships for the six months ended June 30, 2005 herein Note 3. Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,366,431 for the six months ended June 30, 2005 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

      The combined unaudited balance sheets of the Local Partnerships as of June 30, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of June 30, 2005 and December 31, 2004 are as follows:

                                                              June 30,      December 31,
                                                               2005             2004
                                                           -------------    -------------
      ASSETS

      Cash and cash equivalents                            $   3,650,734    $   1,884,287
      Rents receivable                                           372,018          540,514
      Escrow deposits and reserves                             6,316,713        7,165,277
      Land                                                     3,787,571        3,906,771
      Buildings and improvements (net of accumulated
         depreciation of $70,363,701 and $74,031,464)         61,933,321       70,467,866
      Intangible assets (net of accumulated amortization
         of $635,919 and $864,984)                               821,504        1,119,389
      Other assets                                             1,501,649        1,789,317
                                                           -------------    -------------

                                                           $  78,383,510    $  86,873,421
                                                           =============    =============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

          Accounts payable and accrued expenses            $   2,363,760    $   2,749,291
          Due to related parties                               3,587,616        4,740,361
          Mortgage loans                                      73,867,143       83,424,391
          Notes payable                                          957,585          971,764
          Accrued interest                                     9,157,036        8,906,296
          Other liabilities                                      680,558          688,695
                                                           -------------    -------------

                                                              90,613,698      101,480,798
                                                           -------------    -------------
      Partners' equity (deficit)

          American Tax Credit Properties II L.P.
             Capital contributions, net of distributions      42,591,264       45,162,362
             Cumulative loss                                 (31,555,727)     (37,909,578)
                                                           -------------    -------------

                                                              11,035,537        7,252,784
                                                           -------------    -------------

          General partners and other limited partners
             Capital contributions, net of distributions       3,013,467        3,016,079
             Cumulative loss                                 (26,279,192)     (24,876,240)
                                                           -------------    -------------

                                                             (23,265,725)     (21,860,161)
                                                           -------------    -------------

                                                             (12,230,188)     (14,607,377)
                                                           -------------    -------------

                                                           $  78,383,510    $  86,873,421
                                                           =============    =============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2005 and 2004 are as follows:

                                                       Three Months         Six Months          Three Months           Six Months
                                                          Ended                Ended                Ended                Ended
                                                         June 30,             June 30,             June 30,             June 30,
                                                           2005                 2005                 2004                 2004
                                                       ------------         ------------         ------------         ------------
      REVENUE

      Rental                                           $  4,968,536         $ 10,589,068         $  5,601,240         $ 11,154,090
      Interest and other                                    112,247              231,099              206,417              354,602
                                                       ------------         ------------         ------------         ------------

      TOTAL REVENUE                                       5,080,783           10,820,167            5,807,657           11,508,692
                                                       ------------         ------------         ------------         ------------

      EXPENSES

       Administrative                                       947,440            2,105,358            1,024,578            2,175,493
       Utilities                                            681,991            1,885,511              825,779            1,955,526
       Operating and maintenance                          1,179,544            2,417,318            1,322,808            2,456,728
       Taxes and insurance                                  600,784            1,282,031              705,062            1,496,059
       Financial                                          1,108,930            2,434,756            1,411,553            2,844,868
       Depreciation and amortization                      1,133,876            2,275,415            1,167,139            2,348,164
                                                       ------------         ------------         ------------         ------------

      TOTAL EXPENSES                                      5,652,565           12,400,389            6,403,189           13,223,108
                                                       ------------         ------------         ------------         ------------

      Loss from operations before gain on sale
        of property                                        (571,782)          (1,580,222)            (595,532)          (1,714,416)

      Gain on sale of property                                                 1,177,998
                                                       ------------         ------------         ------------         ------------

      NET LOSS                                         $   (571,782)        $   (402,224)        $   (595,532)        $ (1,714,416)
                                                       ============         ============         ============         ============

      NET INCOME (LOSS) ATTRIBUTABLE TO

        American Tax Credit Properties II L.P.         $     23,952         $  1,076,936         $    (26,107)        $   (301,306)
        General partners and other limited
           partners, which includes $524,880,
           $1,366,431, $440,751 and $1,161,470
           of Partnership loss in excess of
           investment                                      (595,734)          (1,479,160)            (569,425)          (1,413,110)
                                                       ------------         ------------         ------------         ------------
                                                       $   (571,782)        $   (402,224)        $   (595,532)        $ (1,714,416)
                                                       ============         ============         ============         ============

      The combined results of operations of the Local Partnerships for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      Effective October 1, 1998, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $540,848 as of September 29, 2005; no operating deficits have been funded in fiscal 2006. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Effective May 5, 2005, the Partnership withdrew as a limited partner of Christian Street for consideration of $10; there is no impact on the Partnership's financial statements as a result of such withdrawal.

      The Partnership advanced $49,923 during the six months ended September 29, 2005 to College Avenue Apartments Limited Partnership ("College Avenue") to fund operating deficits. Cumulative advances as of September 29, 2005 are $176,501. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Local General Partners represent that payments on the mortgage were two months in arrears as of June 2005. As a result of the significant ongoing operating deficits and the status of the mortgage delinquency, the Local General Partners report that the Property owned by College Avenue was sold in July 2005 and that the mortgage was satisfied in full; the Partnership did not receive any proceeds and there is no impact on the Partnership's financial statements as a result of such sale.

      The Local General Partner of The Pendleton (A Louisiana Partnership in Commendam) ("Pendleton") reports that one of Pendleton's mortgages, which was scheduled to commence amortization in May 2004, is seventeen months in arrears (approximately $48,000) as of September 2005. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2005, other than the receipt of $891,559 in connection with the sale of the Property owned by Elm Hill Housing Limited Partnership ("Elm Hill") (see discussion below under Local Partnership Matters),.American Tax Credit Properties II L.P. (the "Registrant") did not experience a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments, equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit") and proceeds in connection with the sale of the Property owned by Elm Hill. During the six months ended September 29, 2005, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $721,000 during the six months ended September 29, 2005 (which includes amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $19,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2005, the investment in local partnerships decreased as a result of proceeds received in connection with the sale of the Elm Hill Property of $891,559, Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2005 of $14,856 and cash distributions received from Local Partnerships of $2,385 (exclusive of distributions from Local Partnerships of $6,879 classified as other income), partially offset by advances to a Local Partnership of $49,923 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $518,740, and payable to general partner represents deferred administration and management fees in the accompanying balance sheet as of September 29, 2005.

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

Registrant's operations for the three months ended September 29, 2005 and 2004 resulted in a net loss of $157,185 and $176,352 respectively. Other comprehensive loss for the three months ended September 29, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $16,874 and $1,970, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' loss from operations of approximately $572,000 for the three months ended June 30, 2005 was attributable to rental and other revenue of approximately $5,081,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,519,000 and approximately $1,134,000 of depreciation and amortization expense. The Local Partnerships' loss from operations of approximately $596,000 for the three months ended June 30, 2004 was attributable to rental and other revenue of approximately $5,807,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,236,000 and approximately $1,167,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods. Revenue and expenses of the Local Partnerships have decreased in 2005 as a result of the sale of the Elm Hill Property (see discussion below under Local Partnership Matters).

Registrant's operations for the six months ended September 29, 2005 and 2004 resulted in a net loss of $337,093 and $578,159, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $286,000, which decrease is primarily the result of a (i) an increase in the nonrecognition of losses in accordance with the equity method of accounting, (ii) a decrease in advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships for fiscal 2006 as compared to fiscal 2005 (see discussion below under Local Partnership Matters) and (iii) a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, all partially offset by a decrease in other income from local partnerships of approximately $31,000. Other comprehensive loss for the six months ended September 29, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $16,966 and $74,482, respectively.

The Local Partnerships' loss from operations of approximately $1,580,000 for the six months ended June 30, 2005 was attributable to rental and other revenue of approximately $10,820,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,125,000 and depreciation and amortization expense of approximately $2,275,000. The Local Partnerships' loss from operations of approximately $1,714,000 for the six months ended June 30, 2004 was attributable to rental and other revenue of approximately $11,509,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $10,875,000 and approximately $2,348,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods. Revenue and expenses of the Local Partnerships have decreased in 2005 as a result of the sale of the Elm Hill Property (see discussion below under Local Partnership Matters).

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. It is the General Partner's intention to sell or assign Registrant's interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2005, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street Associates Limited Partnership ("Christian Street") and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however, the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely have incurred substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Effective May 5, 2005, Registrant withdrew as a limited partner of Christian Street for consideration of $10; there is no impact on Registrant's financial statements as a result of such withdrawal. The Compliance Period for Christian Street expired on December 31, 2003. 2000 Christian Street reported an operating deficit of approximately $61,000, excluding accrued management fees of approximately $8,000, for the six months ended June 30, 2005. Under the terms of the Funding Agreement for 2000 Christian Street, Registrant has advanced $264,315 as of September 29, 2005; no operating deficits have been funded in fiscal 2006. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balances in 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for 2000 Christian Street expired on December 31, 2004.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

College Avenue Apartments Limited Partnership ("College Avenue") reported an operating deficit of approximately $13,000 for the six months ended June 30, 2005. Registrant has made cumulative advances to College Avenue of $176,501 as of September 29, 2005, of which $49,923 was advanced during the six months then ended. The Local General Partners represent that payments on the mortgage were two months in arrears as of June 2005. As a result of the significant ongoing operating deficits and the status of the mortgage delinquency, the Local General Partners report that the Property owned by College Avenue was sold in July 2005 and that the mortgage was satisfied in full; Registrant did not receive any proceeds and there is no impact on Registrant's financial statements as a result of such sale. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for College Avenue expired on December 31, 2004.

During the six months ended June 30, 2005, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $24,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of September 29, 2005. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Ann Ell generated approximately $16.9 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton Gardens") require the Local General Partners to fund all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Powelton Gardens reported an operating deficit of approximately $22,000 for the six months ended June 30, 2005, which includes property management fees of approximately $6,000. The Local General Partners have reported that the first mortgage has been paid in full as of June 2005 and that payments on the real estate taxes are current. Registrant's investment balance in Powelton Gardens, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Powelton Gardens expired on December 31, 2004.

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) ("Pendleton") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Pendleton reported an operating deficit of approximately $23,000 for the six months ended June 30, 2005, which includes property management fees of approximately $8,000. The Local General Partner reports that one of Pendleton's mortgages, which was scheduled to commence amortization in May 2004, is seventeen months in arrears (approximately $48,000) as of September 2005. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current. Registrant's investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton expired on December 31, 2004.

The Property owned by Elm Hill was sold on March 31, 2005; Registrant received $891,559 in connection with the sale. In the event that additional proceeds are distributed to Registrant in connection with the final settlement of the sale of Elm Hill, a gain will be recorded at such time. The Compliance Period for Elm Hill expired on December 31, 2004. Elm Hill recognized a gain on sale of property of $1,177,998 as reflected in the combined statement of operations of the Local Partnerships for the six months ended June 30, 2005 in Note 3 to the accompanying financial statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Events

The General Partner is aware of a recent tender offer to purchase up to 4.9 percent of the outstanding Units of Registrant at $39.00 per Unit.

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

      o Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities," because Registrant is not considered the primary beneficiary.

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

Item 4. Controls and Procedures

As of September 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of September 29, 2005. No changes occurred during the quarter ended September 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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


Dated: November 14, 2005          /s/  David Salzman
                                       -----------------------
                                  by:  David Salzman
                                       Chief Executive Officer


Dated: November 14, 2005          /s/  Neal Ludeke
                                       -----------------------
                                  by:  Neal Ludeke
                                       Chief Financial Officer