Form 10-Q
period 2005-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2006-02-14
CIK 842314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number: 0-18405


                     American Tax Credit Properties II L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                               13-3495678
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 Richman Tax Credit Properties II L.P.
         340 Pemberwick Road
        Greenwich, Connecticut                                      06831
----------------------------------------                     -------------------
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

Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Table of Contents                                                           Page
-----------------                                                           ----

Balance Sheets..............................................................   3

Statements of Operations....................................................   4

Statements of Cash Flows....................................................   5

Notes to Financial Statements...............................................   7

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                               December 30,     March 30,
                                                                   Notes           2005           2005
                                                               ------------    ------------    ------------
ASSETS

Cash and cash equivalents                                                      $    544,534    $     90,086
Investments in bonds                                                      2       1,564,831       1,564,149
Investment in local partnerships                                          3       3,768,169       4,535,161
Interest receivable                                                                  18,250          13,568
                                                                               ------------    ------------

                                                                               $  5,895,784    $  6,202,964
                                                                               ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                       $    600,288    $    610,118
   Payable to general partner and affiliates                                      1,251,234       1,172,698
   Other liabilities                                                                                  6,600
                                                                               ------------    ------------

                                                                                  1,851,522       1,789,416
                                                                               ------------    ------------
Commitments and contingencies                                           3,4

Partners' equity (deficit)

   General partner                                                                 (452,421)       (448,987)
   Limited partners (55,746 units of limited partnership
     interest outstanding)                                                        4,487,413       4,827,416

   Accumulated other comprehensive income, net                            2           9,270          35,119
                                                                               ------------    ------------

                                                                                  4,044,262       4,413,548
                                                                               ------------    ------------

                                                                               $  5,895,784    $  6,202,964
                                                                               ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months      Nine Months       Three Months       Nine Months
                                                                 Ended             Ended             Ended              Ended
                                                              December 30,      December 30,      December 30,       December 30,
                                               Notes             2005              2005              2004               2004
                                           --------------    --------------    --------------    --------------    --------------
REVENUE

Interest                                                     $       29,129    $       85,565    $       39,046    $      112,812
Other income from local partnerships                    3            60,482            67,361                              37,807
                                                             --------------    --------------    --------------    --------------

TOTAL REVENUE                                                        89,611           152,926            39,046           150,619
                                                             --------------    --------------    --------------    --------------
EXPENSES

Administration fees                                                  64,262           192,786            73,608           220,816
Management fees                                                      64,262           192,786            73,608           220,816
Professional fees                                                    24,028            78,790            19,936            64,723
State of New Jersey filing fee                                       18,690            73,168            31,690            65,302
Printing, postage and other                                          16,598            35,862            13,526            29,137
                                                             --------------    --------------    --------------    --------------

TOTAL EXPENSES                                                      187,840           573,392           212,368           600,794
                                                             --------------    --------------    --------------    --------------

                                                                    (98,229)         (420,466)         (173,322)         (450,175)

Equity in income (loss) of investment in
  local partnerships                                    3            91,885            77,029          (306,490)         (607,796)
                                                             --------------    --------------    --------------    --------------

NET LOSS                                                             (6,344)         (343,437)         (479,812)       (1,057,971)

Other comprehensive loss                                2            (8,883)          (25,849)          (34,444)         (108,926)
                                                             --------------    --------------    --------------    --------------

COMPREHENSIVE LOSS                                           $      (15,227)   $     (369,286)   $     (514,256)   $   (1,166,897)
                                                             ==============    ==============    ==============    ==============
NET LOSS ATTRIBUTABLE TO

   General partner                                           $          (63)   $       (3,434)   $       (4,798)   $      (10,580)
   Limited partners                                                  (6,281)         (340,003)         (475,014)       (1,047,391)
                                                             --------------    --------------    --------------    --------------

                                                             $       (6,344)   $     (343,437)   $     (479,812)   $   (1,057,971)
                                                             ==============    ==============    ==============    ==============
NET LOSS per unit of limited partnership
  interest (55,746 units of limited
  partnership interest)                                      $        (0.11)   $        (6.10)   $        (8.52)   $       (18.79)
                                                             ==============    ==============    ==============    ==============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                         2005            2004
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                    $     54,352    $     90,299
Cash used for local partnerships for deferred expenses                     (6,600)         (7,000)
Cash paid for
   administration fees                                                   (202,277)       (182,804)
   management fees                                                       (104,759)       (294,416)
   professional fees                                                      (87,744)        (82,091)
   State of New Jersey filing fee                                         (74,970)        (86,284)
   printing, postage and other expenses                                   (34,936)        (29,855)
                                                                     ------------    ------------

Net cash used in operating activities                                    (456,934)       (592,151)
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships                                            (49,923)       (135,033)
Cash distributions from local partnerships                                 69,746          48,342
Proceeds from maturities/redemptions and sales of bonds                                   637,011
Distribution in connection with sale of local partnership property        891,559
                                                                     ------------    ------------

Net cash provided by investing activities                                 911,382         530,320
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                      454,448         (41,831)

Cash and cash equivalents at beginning of period                           90,086         100,169
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    544,534    $     58,338
                                                                     ============    ============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net                         $    (25,849)   $   (108,926)
                                                                     ============    ============

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                   NINE MONTHS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                 2005            2004
                                                                             ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                     $   (343,437)   $ (1,057,971)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in (income) loss of investment in local partnerships                    (77,029)        607,796
   Distributions from local partnerships classified as other income               (67,361)        (37,807)
   Gain on redemptions and sales of bonds                                                          (7,657)
   Amortization of net premium on investments in bonds                              1,742           1,614
   Accretion of zero coupon bonds                                                 (28,273)        (28,586)
   Decrease (increase) in interest receivable                                      (4,682)         12,116
   Increase (decrease)in payable to general partner and affiliates                 78,536         (35,588)
   Decrease in accounts payable and accrued expenses                               (9,830)        (39,068)
   Decrease in other liabilities                                                   (6,600)         (7,000)
                                                                             ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                        $   (456,934)   $   (592,151)
                                                                             ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2005
                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

2.    Investments in Bonds

      As of December 30, 2005, certain information concerning investments in bonds is as follows:

                                                        Gross          Gross
                                        Amortized     unrealized     unrealized      Estimated
Description and maturity                  cost          gains          losses       fair value
------------------------              ------------   ------------   ------------   ------------
Corporate debt securities
  Within one year                     $    800,596   $      2,584   $         --   $    803,180
                                      ------------   ------------   ------------   ------------

U.S. Treasury debt securities
  After one year through five years        754,965          6,686             --        761,651
                                      ------------   ------------   ------------   ------------

                                      $  1,555,561   $      9,270   $         --   $  1,564,831
                                      ============   ============   ============   ============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships

      The Partnership originally acquired limited partnership interests in Local Partnerships representing capital contributions in the aggregate amount of $46,815,899, which amount includes advances made to certain Local Partnerships. As of December 30, 2005, the Partnership holds an interest in forty-eight Local Partnerships that have, as of September 30, 2005, outstanding mortgage loans payable totaling approximately $72,899,000 and accrued interest payable on such loans totaling approximately $9,310,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the nine months ended December 30, 2005, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30, 2005      $ 4,535,161

         Advances to Local Partnerships                                  49,923

         Equity in income of investment in local partnerships            77,029*

         Cash distributions received from local partnerships            (69,746)

         Cash distributions classified as other income                   67,361

         Proceeds in connection with sale of Local Partnership
           property                                                    (891,559)
                                                                    -----------

         Investment in local partnerships as of December 30, 2005   $ 3,768,169
                                                                    ===========

      * The Property owned by Elm Hill Housing Limited Partnership ("Elm Hill") was sold on March 31, 2005; the Partnership received $891,559 in connection with the sale. The carrying value of the Partnership's investment in Elm Hill was adjusted to $891,559 as of the Partnership's fiscal year ended March 30, 2005; accordingly, no gain in connection with the sale is reflected in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2005. In the event that additional proceeds are distributed to the Partnership in connection with the final settlement of the sale of Elm Hill, a gain will be recorded at such time. Elm Hill reported a gain on sale of property of $1,177,998 as reflected in the combined statement of operations of the Local Partnerships for the nine months ended September 30, 2005 herein Note 3. Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,843,910 for the nine months ended September 30, 2005 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

      The combined unaudited balance sheets of the Local Partnerships as of September 30, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of September 30, 2005 and December 31, 2004 are as follows:

                                                      September 30,     December 31,
                                                          2005              2004
                                                     --------------    --------------
ASSETS

Cash and cash equivalents                            $    3,876,916    $    1,884,287
Rents receivable                                            310,792           540,514
Escrow deposits and reserves                              6,364,318         7,165,277
Land                                                      3,762,971         3,906,771
Buildings and improvements (net of accumulated
  depreciation of  $70,850,208 and $74,031,464)          60,592,701        70,467,866
Intangible assets (net of accumulated amortization
  of  $631,470 and $864,984)                                785,477         1,119,389
Other assets                                              1,498,518         1,789,317
                                                     --------------    --------------

                                                     $   77,191,693    $   86,873,421
                                                     ==============    ==============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

    Accounts payable and accrued expenses            $    2,519,534    $    2,749,291
    Due to related parties                                3,308,020         4,740,361
    Mortgage loans                                       72,898,933        83,424,391
    Notes payable                                           970,616           971,764
    Accrued interest                                      9,309,819         8,906,296
    Other liabilities                                       656,283           688,695
                                                     --------------    --------------

                                                         89,663,205       101,480,798
                                                     --------------    --------------
Partners' equity (deficit)

    American Tax Credit Properties II L.P.
       Capital contributions, net of distributions       42,819,543        45,162,362
       Cumulative loss                                  (31,463,842)      (37,909,578)
                                                     --------------    --------------

                                                         11,355,701         7,252,784
                                                     --------------    --------------

    General partners and other limited partners
       Capital contributions, net of distributions        3,046,196         3,016,079
       Cumulative loss                                  (26,873,409)      (24,876,240)
                                                     --------------    --------------

                                                        (23,827,213)      (21,860,161)
                                                     --------------    --------------

                                                        (12,471,512)      (14,607,377)
                                                     --------------    --------------

                                                     $   77,191,693    $   86,873,421
                                                     ==============    ==============

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

                                            Three Months        Nine Months     Three Months        Nine Months
                                               Ended               Ended           Ended               Ended
                                            September 30,      September 30,    September 30,      September 30,
                                                2005                2005            2004               2004
                                            --------------    --------------    --------------    --------------
REVENUE

Rental                                      $    4,862,146    $   15,451,214    $    5,400,582    $   16,554,672
Interest and other                                 204,384           435,483           178,447           533,049
                                            --------------    --------------    --------------    --------------

TOTAL REVENUE                                    5,066,530        15,886,697         5,579,029        17,087,721
                                            --------------    --------------    --------------    --------------
EXPENSES

Administrative                                   1,062,362         3,167,720         1,066,897         3,188,660
Utilities                                          653,609         2,539,120           651,705         2,607,231
Operating and maintenance                        1,201,032         3,618,350         1,278,802         3,735,530
Taxes and insurance                                686,118         1,968,149           489,631         1,985,690
Financial                                        1,066,512         3,501,268         1,394,510         4,239,378
Depreciation and amortization                    1,091,952         3,367,367         1,170,022         3,518,186
                                            --------------    --------------    --------------    --------------

TOTAL EXPENSES                                   5,761,585        18,161,974         6,051,567        19,274,675
                                            --------------    --------------    --------------    --------------

Loss from operations before gain on sale
  of property                                     (695,055)       (2,275,277)         (472,538)       (2,186,954)

Gain on sales of properties                        192,723         1,370,721
                                            --------------    --------------    --------------    --------------

NET LOSS                                    $     (502,332)   $     (904,556)   $     (472,538)   $   (2,186,954)
                                            ==============    ==============    ==============    ==============
NET INCOME (LOSS) ATTRIBUTABLE TO

  American Tax Credit Properties II L.P.*   $       91,885    $    1,168,821    $       (6,490)   $     (307,796)
   General partners and other limited
     partners, which includes $477,479,
     $1,843,910, $388,672 and $1,550,142
     of Partnership loss in excess of
     investment                                   (594,217)       (2,073,337)         (466,048)       (1,879,158)
                                            --------------    --------------    --------------    --------------

                                            $     (502,332)   $     (904,556)   $     (472,538)   $   (2,186,954)
                                            ==============    ==============    ==============    ==============

      The combined results of operations of the Local Partnerships for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      Effective October 1, 1998, the Partnership and the local general partners of 2000-2100 Christian Street Associates ("2000 Christian Street") and Christian Street Associates Limited Partnership ("Christian Street") agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $540,848 as of December 30, 2005; no operating deficits have been funded in fiscal 2006. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Effective May 5, 2005, the Partnership withdrew as a limited partner of Christian Street for consideration of $10; there is no impact on the Partnership's financial statements as a result of such withdrawal.

      Effective January 31, 2006, the Local General Partner of Ann Ell entered into a Purchase and Sale agreement whereby the Property is expected to be sold in March 2006. The estimated proceeds to be received by the Partnership in connection with the sale is expected to range from approximately $2,500,000 to $3,500,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estimated proceeds will be realized. The Partnership's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994.

      The Partnership advanced $49,923 during the nine months ended December 30, 2005 to College Avenue Apartments Limited Partnership ("College Avenue") to fund operating deficits. Cumulative advances as of December 30, 2005 are $176,501. Such advances have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Local General Partners reported that the Property owned by College Avenue was sold in July 2005. The Partnership did not receive any proceeds and there is no impact on the Partnership's financial statements as a result of such sale. College Avenue reported a gain on sale of property of $192,723 as reflected in the combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 herein Note 3.

      The Local General Partner of The Pendleton (A Louisiana Partnership in Commendam) ("Pendleton") reports that one of Pendleton's mortgages, which was scheduled to commence amortization in May 2004, is twenty months in arrears (approximately $56,000) as of December 2005. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current.

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

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2005, other than the receipt of $891,559 in connection with the sale of the Property owned by Elm Hill Housing Limited Partnership ("Elm Hill") (see discussion below under Local Partnership Matters), American Tax Credit Properties II L.P. (the "Registrant") did not experience a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments, equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit") and proceeds in connection with the sale of the Property owned by Elm Hill. During the nine months ended December 30, 2005, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $455,000 during the nine months ended December 30, 2005 (which includes amortization of net premium on investments in bonds of approximately $2,000 and accretion of zero coupon bonds of approximately $28,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2005, the investment in local partnerships decreased as a result of proceeds received in connection with the sale of the Elm Hill Property of $891,559 and cash distributions received from Local Partnerships of $2,385 (exclusive of distributions from Local Partnerships of $67,361 classified as other income), partially offset by Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2005 of $77,029 and advances to a Local Partnership of $49,923 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $518,740, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of December 30, 2005.

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

Registrant's operations for the three months ended December 30, 2005 and 2004 resulted in a net loss of $6,344 and $479,812, respectively. The decrease in net loss is primarily attributable to an increase in other income from local partnerships of approximately $60,000 and a decrease in equity loss of investment in local partnerships of approximately $398,000, which decrease is primarily the result of a (i) an increase in the nonrecognition of losses in accordance with the equity method of accounting, (ii) a decrease in advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships for fiscal 2006 as compared to fiscal 2005 (see discussion below under Local Partnership Matters) and (iii) a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, all partially offset by. Other comprehensive loss for the three months ended December 30, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $8,883 and $34,444, respectively.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' loss from operations of approximately $695,000 for the three months ended September 30, 2005 was attributable to rental and other revenue of approximately $5,067,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,670,000 and approximately $1,092,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $473,000 for the three months ended September 30, 2004 was attributable to rental and other revenue of approximately $5,579,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,882,000 and approximately $1,170,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods. Revenue and expenses of the Local Partnerships have decreased in 2005 as a result of the sale of the Elm Hill Property and the Property owned by College Avenue Apartments Limited Partnership ("College Avenue") and Registrant's withdrawal from Christian Street Associates Limited Partnership ("Christian Street") (see discussion below under Local Partnership Matters).

Registrant's operations for the nine months ended December 30, 2005 and 2004 resulted in a net loss of $343,437 and $1,057,971, respectively. The decrease in net loss is primarily attributable to an increase in other income from local partnerships of approximately $30,000 and a decrease in equity loss of investment in local partnerships of approximately $685,000, which decrease is primarily the result of a (i) an increase in the nonrecognition of losses in accordance with the equity method of accounting, (ii) a decrease in advances being made to certain Local Partnerships and being charged to equity in loss of investment in local partnerships for fiscal 2006 as compared to fiscal 2005 (see discussion below under Local Partnership Matters) and (iii) a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the nine months ended December 30, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $25,849 and $108,926, respectively.

The Local Partnerships' loss from operations of approximately $2,275,000 for the nine months ended September 30, 2005 was attributable to rental and other revenue of approximately $15,887,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $14,795,000 and depreciation and amortization expense of approximately $3,367,000. The Local Partnerships' net loss of approximately $2,187,000 for the nine months ended September 30, 2004 was attributable to rental and other revenue of approximately $17,088,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $15,757,000 and approximately $3,518,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods. Revenue and expenses of the Local Partnerships have decreased in 2005 as a result of the sale of the Elm Hill and College Avenue Properties and Registrant's withdrawal from Christian Street (see discussion below under Local Partnership Matters).

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2005, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

Christian Street and 2000-2100 Christian Street Associates ("2000 Christian Street"), which Local Partnerships have certain common general partner interests and a common first mortgage lender, have experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the loans; however, the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely have incurred substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective "Funding Agreements"). The Funding Agreements were extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Effective May 5, 2005, Registrant withdrew as a limited partner of Christian Street for consideration of $10; there is no impact on Registrant's financial statements as a result of such withdrawal. The Compliance Period for Christian Street has expired. 2000 Christian Street reported an operating deficit of approximately $80,000, excluding accrued management fees of approximately $13,000, for the nine months ended September 30, 2005. Under the terms of the Funding Agreement for 2000 Christian Street, Registrant has advanced $264,315 as of December 30, 2005; no operating deficits have been funded in fiscal 2006. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balances in 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for 2000 Christian Street has expired.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2005, Ann Ell Apartments Associates, Ltd. ("Ann Ell") reported an operating deficit of approximately $35,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of December 30, 2005. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Effective January 31, 2006, the Local General Partner of Ann Ell entered into a Purchase and Sale agreement whereby the Property is expected to be sold in March 2006. The estimated proceeds to be received by Registrant in connection with the sale is expected to range from approximately $2,500,000 to $3,500,000. The agreement is subject to various terms and conditions and is subject to termination; accordingly, there is no assurance that such sale will ultimately take place or that the estimated proceeds will be realized. Registrant's investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Ann Ell has expired.

The terms of the partnership agreement of Powelton Gardens Associates ("Powelton Gardens") require the Local General Partners to fund all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Powelton Gardens reported an operating deficit of approximately $20,000 for the nine months ended September 30, 2005, which includes property management fees of approximately $9,000. The Local General Partners have reported that the first mortgage has been paid in full as of June 2005 and that payments on the real estate taxes are current. Registrant's investment balance in Powelton Gardens, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Powelton Gardens has expired.

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) ("Pendleton") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Pendleton reported an operating deficit of approximately $19,000 for the nine months ended September 30, 2005, which includes property management fees of approximately $12,000. The Local General Partner reports that one of Pendleton's mortgages, which was scheduled to commence amortization in May 2004, is twenty months in arrears (approximately $56,000) as of December 2005. The Local General Partner represents that no default has been declared on the delinquent mortgage and that payments on the other mortgages and the real estate taxes are current. Registrant's investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton has expired.

The terms of the partnership agreement of Trenton Heights Apartments L.P. ("Trenton Heights") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2005, Trenton Heights incurred an operating deficit of approximately $35,000, which includes property management fees of approximately $10,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Trenton Heights, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Trenton Heights has expired.

The terms of the partnership agreement of Patton Place Limited Partnership ("Patton Place") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2005, Patton Place incurred an operating deficit of approximately $13,000, which includes property management fees of approximately $7,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Patton Place, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Patton Place has expired.

College Avenue reported an operating deficit of approximately $13,000 for the six months ended June 30, 2005. Registrant has made cumulative advances to College Avenue of $176,501 as of December 30, 2005, of which $49,923 was advanced during the nine months then ended. The Local General Partners reported that the Property owned by College Avenue was sold in July 2005. Registrant did not receive any proceeds and there is no impact on Registrant's financial statements as a result of such sale. College Avenue reported a gain on sale of property of $192,723 as reflected in the combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 in Note 3 to the accompanying financial statements. Registrant's investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for College Avenue has expired.

The Property owned by Elm Hill was sold on March 31, 2005; Registrant received $891,559 in connection with the sale. In the event that additional proceeds are distributed to Registrant in connection with the final settlement of the sale of Elm Hill, a gain will be recorded at such time. Elm Hill reported a gain on sale of property of $1,177,998 as reflected in the combined statement of operations of the Local Partnerships for the nine months ended September 30, 2005 in Note 3 to the accompanying financial statements. The Compliance Period for Elm Hill has expired.

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

Item 4. Controls and Procedures

As of December 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of December 30, 2005. No changes occurred during the quarter ended December 30, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

                     AMERICAN TAX CREDIT PROPERTIES II L.P.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Registrant is not aware of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

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


Dated: February 13, 2006              /s/ David Salzman
                                      ------------------------------------------
                                      by: David Salzman
                                          Chief Executive Officer


Dated: February 13, 2006              /s/ Neal Ludeke
                                      ------------------------------------------
                                      by: Neal Ludeke
                                          Chief Financial Officer