Form 10-K
period 2006-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2008-03-14
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2006

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

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting stock. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. As of February 2008, there are 55,746 Units outstanding.

Documents incorporated by reference:

Part I - pages 20 through 33 and 47 through 70 of the prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

PART I

Item 1. Business

General Development of Business and Narrative Description of Business

American Tax Credit Properties II L.P. ("Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in fifty such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partnership interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 8 below for a summary of Registrant's operations.

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the pro-tection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 33 of the Prospectus is incorporated herein by reference. See discussion below in Item 1A.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Item 1. Business (continued)

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

Item 1A. Risk Factors

Risks Relating to Registrant’s Business and Industry

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks are subject to change and not in the control of Registrant, including:

•	adverse use of adjacent or neighborhood real estate;

•	regulated rents, which may adversely impact rent increases;

•	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

•	changes in the demand for or supply of competing properties;

•	changes in state or local tax rates and assessments;

•	increases in utility charges;

•	unexpected expenditures for repairs and maintenance;

•	discovery of previously undetected environmentally hazardous conditions;

•	costs associated with complying with the Americans with Disabilities Act;

•	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

•	changes in local economic conditions; and

•	changes in interest rates and the availability of financing.

The occurrence of any of the above risks could have a negative impact on the operating results of such Properties and the respective Local Partnerships and, in turn, may render the sale or refinancing of the Properties difficult or unattractive, which could adversely affect Registrant’s investment in such Local Partnerships.

Item 1A. Risk Factors (continued)

The modification or elimination of government rental subsidies on which the Local Partnerships rely would require the Local Partnerships to use existing funds or obtain additional funds to continue to operate the respective Properties. Because Registrant’s investments in the Local Partnerships are highly leveraged, it would be highly difficult to obtain such additional funds.

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy, which affords the low-income tenants the ability to reside at the Properties. The Local Partnerships are extremely reliant on such subsidies. If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed. In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

There is no guarantee that it will be possible to sell the Properties or, if possible, that Registrant would receive any proceeds from any such sale.

The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. As of December 31, 2006, the Compliance Period of all of the Local Partnerships has expired. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from any such sales and assignments. Moreover, the Properties may be subject to extended use provisions that provide for the Properties to maintain their low-income status beyond the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service). Such provisions may make it unattractive for potential purchasers of the Properties. Accordingly, any sale of a Property may happen well after the expiration of the Compliance Period or may be significantly discounted.

Tax Risks Associated With Low-income Housing and the Low-income Housing Tax Credit

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period.

Limited partners may not be able to use all of the anticipated or carried forward Low-income Tax Credits.

While a limited exception is provided for Low-income Tax Credits in the case of individuals, tax losses and credits allocated to a limited partner who is an individual, trust, estate or personal service corporation generally may be used to reduce the limited partner’s tax liability only to the extent that such liability arises from passive activities. Therefore, tax losses and credits allocated to such a limited partner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that limited partners will receive or be able to utilize all of the anticipated or carried forward Low-income Tax Credits.

Risks Relating to Ownership of Units of Limited Partnership Interest of Registrant

There is no existing market for the Units.

There is no trading market for Units and there are no assurances that any market will develop. In addition, the Units may be transferred only if certain requirements are satisfied, including requirements that such transfer would not impair Registrant’s tax status for federal income tax purposes and would not be a violation of federal or state securities laws. Accordingly, limited partners may not be able to sell their Units promptly and bear the economic risk of their investment for an indefinite period of time.

Item 1A. Risk Factors (continued)

Under certain circumstances, limited partners of Registrant may incur out-of-pocket tax costs.

At some point, Registrant’s operations (including the sale or refinancing of the Properties owned by the Local Partnerships) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the limited partners in such years. This may result in an out-of-pocket tax cost to the limited partners. In addition, a limited partner may experience taxable gain on disposition of Units or upon a disposition of the Local Partnership interests or of the Properties even though no cash is realized on the disposition; in such circumstances, the limited partners may experience an out-of-pocket tax cost.

Limited partners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the limited partners of Registrant have not received a return of any portion of their original capital. Accordingly, the only benefit of this investment may be the Low-income Tax Credits and Historic Rehabilitation Tax Credits.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2001. See discussion above in Item 1A - Risk Factors regarding the Compliance Periods of the Local Partnerships. Also as noted above, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. As of December 31, 2006, the Compliance Period of all of the Local Partnerships had expired.

Although Registrant generally owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP of Santa Juanita are 64.36% and 34.64%, respectively. In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP III
Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Carrington Limited Dividend Housing Association Limited Partnership	33.05	65.95
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

Item 2. Properties (continued)

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of subsidies on pages 9 and 10). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Eleven Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2005	Subsidy (see footnotes)

1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796		$333,350	(1a&f	)

2000-2100 Christian Street Associates (8), (11) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		2,234,183	(1b&e	)

Ann Ell Apartments Associates, Ltd. (11) Ann Ell Apartments Miami Beach, Florida	54	1,075,204		1,915,376	(1b	)

Auburn Hills Apartments Limited Partnership Auburn Hills Apartments Cabot, Arkansas	24	201,649		780,175	(1b	)

Auburn Hills Townhouses Limited Partnership Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		6,137,194	(1a&f	)

Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741	(2)	1,414,432	(1b	)

Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		796,801	(1b	)

Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	1,083,041	(1b&c	)

Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199		1,427,217	(1b	)

Carrington Limited Dividend Housing Association Limited Partnership (10) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	3,178,196	(1d	)

Christian Street Associates Limited Partnership (5), (11) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		-- (5)

Cityside Apartments, Phase II, L.P. Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		6,616,823	(1a,b&f	)

Cleveland Square, Ltd. Cleveland Square Apartments Cleveland, Texas	48	223,327		792,543	(1b	)

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2005		Subsidy (see footnotes)

College Avenue Apartments Limited Partnership (6), (11) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$	-- (6)

Corrigan Square, Ltd. Corrigan Square Apartments Corrigan, Texas	96	372,833			1,365,792	(1b	)

De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051			1,320,695	(1b	)

Dermott Villas Limited Partnership (9) Dermott Villas Dermott, Arkansas	32	272,802			1,040,598	(1b	)

Eagle View, Ltd. Eagle View Apartments Clearfield, Kentucky	14	102,850			387,012	(1b	)

Elm Hill Housing Limited Partnership (6) Elm Hill Housing Boston, Massachusetts	142	5,712,391			-- (6)

Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838			737,121	(1b	)

Forest Village Housing Partnership (3),(11) Forest Village Apartments Auburn, Washington	89	1,706,079			-- (3)

Harborside Housing Limited Partnership Cal-View Apartments East Chicago, Indiana	255	1,789,434			2,484,828	(1a,b&f	)

Hill Com I Associates Limited Partnership (4) Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635			1,165,986	(1a,f&g	)

Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172			938,031	(1a,f&g	)

Hughes Manor Limited Partnership Hughes Manor Hughes, Arkansas	32	287,261			1,091,648	(1b	)

Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	90,878	(2)		758,570	(1b&c	)

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2005	Subsidy (see footnotes)

Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$6,898,031	(1a,b&f	)

Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	744,352	(1b&c	)

Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225		692,267	(1b	)

Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080	(1b	)

Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645		687,065	(1b	)

Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952		580,367	(1b&c	)

Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	1,841,657	(1b&c	)

Nixa Heights Apartments, L.P. Nixa Heights Apartments Nixa, Missouri	40	250,030		982,600	(1b	)

North Hills Farms Limited Partnership North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		2,195,111	(1a&f	)

Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044		754,820	(1a&f	)

Plantersville Family, L.P. Regal Ridge Apartments Plantersville, Mississippi	24	152,268		583,188	(1b	)

Powelton Gardens Associates (9) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		720,073	(1e	)

Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419	(2)	1,127,010	(1b	)

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2005	Subsidy (see footnotes)

Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	$603,552	(2)	$1,513,915	(1b&e	)

Renova Properties, L.P. Hymon Lucas Manor Renova, Mississippi	24	165,582		625,978	(1b&c	)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	1,381,792	(1a,b&f	)

Simpson County Family, L.P. Azalea Apartments Magee, Mississippi	24	211,823		799,634	(1c	)

Summers Village Limited Partnership Summers Village Apartments Summersville, West Virginia	24	194,674		793,334	(1b	)

Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984		720,454	(1b	)

The Pendleton (A Louisiana Partnership in Commendam) (11) The Pendleton Shreveport, Louisiana	36	447,621		514,698	(1a,b&f	)

Trenton Heights Apartments, L.P. Trenton Heights Apartments Trenton, Mississippi	40	100,434		430,633	(1b	)

Twin Pine Family, L.P. Twin Pine Apartments Louisville, Mississippi	24	163,172		583,359	(1b	)

Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216		1,190,427	(1b	)

York Park Associates Limited Partnership (7) York Park Apartments Dundalk, Maryland	80	2,146,200		3,847,585	(1a&f	)
		$48,123,347		$72,511,042

(1)	Description of subsidies:

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

Item 2. Properties (continued)

(d)	The Michigan State Housing Development Authority allows tenants, who would otherwise pay more than 40% of their income for rent and utilities, to receive rental subsidies.

(e)	The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

(f)	The Local Partnership’s Section 8 contracts, certain of which cover only certain rental units, are subject to renewal under applicable HUD guidelines.

(g)	The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2001.

(2)	Reflects amount attributable to Registrant only.

(3)	The underlying Property was sold during the year ended March 30, 2003 and the Local Partnership was subsequently dissolved.

(4)
In May 2003, the Local Partnership sold 13 of its 67 dwelling units under the threat of eminent domain by the Urban Renewal Development Agency of Philadelphia, Pennsylvania. The sale occurred without Registrant’s knowledge and resulted in the recapture of Low-income Tax Credits and interest under Section 42 of the Internal Revenue Code in the amount of approximately $1.53 per Unit for those holding Units as of such date.

(5)
Registrant withdrew from the Local Partnership during the year ended March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(6)
The underlying Property was sold during the year ended March 30, 2006 and the Local Partnership was subsequently dissolved. The combined statement of operations of the Local Partnerships included in Note 5 to the accompanying financial statements includes results of operations through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)
Registrant sold its limited partner interest to an affiliate of one of the Local General Partners during the year ended March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)	Registrant withdrew from the Local Partnership subsequent to March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)	The underlying Property was sold subsequent to March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
Registrant assigned its limited partner interest to one of the Local General Partners subsequent to March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)	Capital contribution includes advances made to the Local Partnership.

Item 3. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of May 31, 2007 was approximately 2,600, holding an aggregate of 55,746 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2006 and 2005.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the “Tax Credits”), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2005 and 2004 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2005 are as follows:

	Historic Rehabilitation Tax Credits	Net Low-income Tax Credits
Tax year ended December 31, 2005	$--	$.05
Tax year ended December 31, 2004	--	.05

Cumulative totals	$6.56	$1,492.89

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit through December 31, 2005, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2001 and the Compliance Periods of the Local Partnerships have expired as of December 31, 2006.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2006	2005	2004	2003	2002

Interest and other revenue	$181,897	$178,340	$178,493	$214,972	$243,818

Equity in loss of investment in local partnerships	$(2,294,169)	$(832,022)	$(2,515,371)	$(652,415)	$(927,455)

Gain on disposal of limited partner interests/local partnership properties	$604,221	$--	$--	$846,531	$--

Net loss	$(2,264,870)	$(1,413,929)	$(3,139,682)	$(330,117)	$(1,396,994)

Net loss per unit of limited partnership interest	$(40.22)	$(25.11)	$(55.76)	$(5.86)	$(24.81)

	As of March 30,
	2006	2005	2004	2003	2002

Total assets	$4,071,171	$6,202,964	$7,887,404	$10,852,760	$10,952,650

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

As of March 30, 2006, Registrant has cash and cash equivalents and investments in bonds totaling $2,061,233, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. As of March 30, 2006, Registrant’s investments in bonds represent corporate bonds of $201,246 and U.S. Treasury debt securities of $763,060 with maturity dates in 2006 and 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, distributions from Local Partnerships and proceeds from the sale of the Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) and utilized cash for operating expenses and advances to Local Partnerships (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $407,000 during the year ended March 30, 2006 (which includes a net unrealized loss on investments in bonds of approximately $35,000, the amortization of net premium on investments in bonds of approximately $2,000 and the accretion of zero coupon bonds of approximately $38,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2006, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2005 of $2,294,169 (including an adjustment to Registrant’s carrying value of its investment in two Local Partnerships of $2,112,852 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $2,386 (exclusive of distributions from Local Partnerships of $72,048 classified as other income and proceeds of $891,559 received in connection with the sale of the Elm Hill Property), partially offset by advances to Local Partnerships of $53,223 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2006 include cumulative deferred administration fees and management fees of $1,830,842.

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

Registrant’s operations for the years ended March 30, 2006, 2005 and 2004 resulted in net losses of $2,264,870, $1,413,929 and $3,139,682, respectively. The increase in net loss from fiscal 2005 to fiscal 2006 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $1,462,000, partially offset by a gain of approximately $604,000 recognized in fiscal 2006 in connection with the sale of the Elm Hill Property and Registrant’s sale of its limited partner interest in York Park Associates Limited Partnership (“York Park”) (see discussion below). The decrease in net loss from fiscal 2004 to fiscal 2005 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $1,683,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating results of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships’ net loss of approximately $1,869,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $4,470,000, a gain on sale of property of approximately $1,371,000 and interest on non-mandatory debt of approximately $730,000, and does not include principal payments on permanent mortgages of approximately $1,584,000. The Local Partnerships’ net loss of approximately $2,953,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $4,993,000 and interest on non-mandatory debt of approximately $818,000 and does not include principal payments on permanent mortgages of approximately $1,628,000. The Local Partnerships’ net loss of approximately $4,690,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $4,821,000 and interest on non-mandatory debt of approximately $810,000, and does not include principal payments on permanent mortgages of approximately $1,427,000. The rental income and total expenses have decreased in 2005 as compared to 2004 primarily as a result of the sale of the Elm Hill Property in March 2005, Registrant’s withdrawal from Christian Street Associates Limited Partnership (“Christian Street”) in May 2005 and the sale of the Property owned by College Avenue Apartments Limited Partnership (“College Avenue”) in July 2005 (see discussion in Item 2 above and below herein Item 7 under Local Partnership Matters). The results of operations of the Local Partnerships for the year ended December 31, 2005 are not necessarily indicative of results that may be expected in future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. As of December 31, 2006, the Compliance Period of all of the Local Partnerships had expired. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Eleven Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2005, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The Property owned by Elm Hill was sold on March 31, 2005. Registrant received $891,559 in connection with the sale during the year ended March 30, 2006 and an additional $104,221 thereafter. Such amount is included in due from local partnerships in Registrant’s accompanying balance sheet as of March 30, 2006 and in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year then ended. The Compliance Period for Elm Hill expired prior to such sale.

As a result of ongoing operating deficits, the Property owned by College Avenue was sold in July 2005. Registrant had made cumulative advances to College Avenue of $176,501 as of March 30, 2006 to fund operating deficits, of which $49,923 was advanced during the year then ended. Registrant did not receive any proceeds and there is no impact on Registrant’s financial statements as a result of such sale. Registrant’s investment balance in College Avenue, after cumulative equity losses, became zero during the year ended March 30, 1999 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for College Avenue expired prior to such sale.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Christian Street and 2000-2100 Christian Street Associates (“2000 Christian Street”), which Local Partnerships have certain common general partner interests and a common first mortgage lender, had experienced ongoing operating deficits. Under terms of the partnership agreements, the Local General Partners exceeded their respective operating deficit guarantees and, as of September 30, 1998, had advanced in excess of $1,000,000 in the aggregate to Christian Street and 2000 Christian Street. The Local General Partners approached the lender with the intention to restructure the mortgages; however, the lender indicated that in connection with any such restructuring, the respective Local Partnerships would be responsible for certain costs, which would likely have been significant. If the Local General Partners were to cease funding the operating deficits, Registrant would likely have incurred substantial recapture of Low-income Tax Credits. Effective October 1, 1998, in an attempt to avoid potential adverse tax consequences, Registrant and the Local General Partners agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”). The Funding Agreements were extended through December 31, 2004. The Local General Partners agreed to cause the management agent to accrue and defer its management fees during the period of the Funding Agreements and the accrued management fees are excluded when determining the operating deficits. Registrant’s investment balance in Christian Street and 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997. Registrant made no operating deficit advances during the year ended March 30, 2006; cumulative advances of $540,848 have been offset by additional equity in loss of investment in local partnerships. Effective May 2005, Registrant withdrew as a limited partner of Christian Street for consideration of $10; there is no impact on Registrant’s financial statements as a result of such withdrawal. Effective June 2006, Registrant withdrew from 2000 Christian Street for consideration of $40,000. The Compliance Periods for Christian Street and 2000 Christian Street expired prior to such withdrawals.

In January 2006, Registrant sold its limited partner interest in York Park to an affiliate of one York Park’s general partners. Registrant received $500,000 subsequent to March 30, 2006 in connection with the sale; such amount is included in due from local partnerships in Registrant’s accompanying balance sheet as of March 30, 2006 and in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year then ended. The Compliance Period for York Park expired prior to such sale.

During the year ended December 31, 2005, Ann Ell Apartments Associates, Ltd. (“Ann Ell”) reported an operating deficit of approximately $42,000. Registrant has made cumulative advances to Ann Ell of $469,545 as of March 30, 2006 to fund operating deficits, none of which were made during the year then ended. In addition, Ann Ell’s Non-Mandatory second mortgage matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Ann Ell has expired.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default. The Local General Partner is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Queen Lane has expired.

The Non-Mandatory Mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $7,843,000. The Local General Partner represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages. The Local General Partner further represents that payments on the real estate taxes are current. Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Littleton has expired.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Pendleton reported an operating deficit of approximately $39,000 for the year ended December 31, 2005, which includes property management fees of approximately $16,000. In addition, one of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. Registrant advanced $3,300 during the year ended March 30, 2006 to fund operating deficits; such advance has been offset by additional equity in loss of investment in local partnerships. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton has expired.

The terms of the partnership agreement of Patton Place Limited Partnership (“Patton Place”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2005, Patton Place incurred an operating deficit of approximately $20,000, which includes property management fees of approximately $10,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. The Compliance Period for Patton Place has expired.

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton Gardens Associates (“Powelton”) was sold, whereby Registrant received $240,502. Such amount will be recognized as income by Registrant in the period of the sale. Powelton was subsequently dissolved; the Compliance Period for Powelton expired prior to such sale.

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, whereby Registrant received $40,000 in May 2007. Such amount will be recognized as income by Registrant in the period of the sale. Registrant withdrew from Dermott effective December 31, 2006; the Compliance Period for Dermott expired prior to such sale.

Effective February 2007, Registrant assigned its limited partner interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) to one of Carrington’s general partners, whereby Registrant received $75,105. Such amount will be recognized as income by Registrant in the period of the assignment. The Compliance Period for Carrington expired prior to such assignment.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

As of March 30, 2006, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Accounts Payable and Accrued Expenses (1)	$518,740	$--	$518,740	$--	$--

Payable to General Partner and Affiliates (2)	1,312,102	--	1,312,102	--	--

	$1,830,842	$--	$1,830,842	$--	$--

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

Off - Balance Sheet Arrangements

None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Registrant plans to adopt SFAS 157 beginning January 1, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of SFAS 159 on its financial statements.

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

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to Registrant and the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.
We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2006 and 2005, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the years ended March 30, 2006 and 2005, we did not audit the financial statements of certain investee partnerships, which investments represent $123,908 and $3,558,336, respectively, in total assets as of March 30, 2006 and 2005 and $25,360 and $(399,288), respectively, of total income (losses) for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2006 and 2005, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 11, 2008

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2006 AND 2005

	Notes	2006	2005

ASSETS

Cash and cash equivalents	3,9	$1,096,927	$90,086
Investments in bonds	4,9	964,306	1,564,149
Due from local partnerships	5,9	604,221
Investment in local partnerships	5,8	1,400,270	4,535,161
Interest receivable	9	5,447	13,568

		$4,071,171	$6,202,964

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$645,422	$610,118
Payable to general partner and affiliates	6,8	1,312,102	1,172,698
Other liabilities			6,600

		1,957,524	1,789,416

Commitments and contingencies	5,8

Partners' equity (deficit)	2,4

General partner		(471,636)	(448,987)
Limited partners (55,746 units of limited partnership interest outstanding)		2,585,195	4,827,416
Accumulated other comprehensive income, net		88	35,119

		2,113,647	4,413,548

		$4,071,171	$6,202,964

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	Notes	2006	2005	2004

REVENUE

Interest		$109,849	$140,533	$154,758
Other income from local partnerships		72,048	37,807	23,735

TOTAL REVENUE		181,897	178,340	178,493

EXPENSES

Administration fees - affiliate	8	252,048	285,075	294,416
Management fees - affiliate	6,8	252,048	285,075	294,416
Professional fees		104,955	83,472	98,024
State of New Jersey filing fee		95,098	65,758	69,872
Printing, postage and other		52,670	40,867	46,076

TOTAL EXPENSES		756,819	760,247	802,804

		(574,922)	(581,907)	(624,311)

Equity in loss of investment in local partnerships	5	(2,294,169)	(832,022)	(2,515,371)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(2,869,091)	(1,413,929)	(3,139,682)

Gain on disposal of limited partner interests/local partnership properties	5	604,221

NET LOSS		(2,264,870)	(1,413,929)	(3,139,682)

Other comprehensive income (loss), net	4	(35,031)	(142,252)	134

COMPREHENSIVE LOSS		$(2,299,901)	$(1,556,181)	$(3,139,548)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(22,649)	$(14,139)	$(31,397)
Limited partners		(2,242,221)	(1,399,790)	(3,108,285)

		$(2,264,870)	$(1,413,929)	$(3,139,682)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(40.22)	$(25.11)	$(55.76)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners’ equity (deficit), March 30, 2003	$(403,451)	$9,335,491	$177,237	$9,109,277

Net loss	(31,397)	(3,108,285)		(3,139,682)

Other comprehensive income, net			134	134

Partners’ equity (deficit), March 30, 2004	(434,848)	6,227,206	177,371	5,969,729

Net loss	(14,139)	(1,399,790)		(1,413,929)

Other comprehensive loss, net			(142,252)	(142,252)

Partners’ equity (deficit), March 30, 2005	(448,987)	4,827,416	35,119	4,413,548

Net loss	(22,649)	(2,242,221)		(2,264,870)

Other comprehensive loss, net			(35,031)	(35,031)

Partners’ equity (deficit), March 30, 2006	$(471,636)	$2,585,195	$88	$2,113,647

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$82,782	$109,379	$119,744
Cash used for local partnerships for deferred expenses	(6,600)	(7,000)	(7,000)
Cash paid for
administration fees	(208,988)	(270,580)	(205,552)
management fees	(155,704)	(399,174)	(157,137)
professional fees	(94,695)	(84,191)	(93,693)
State of New Jersey filing fee	(75,470)	(85,984)	(123,654)
printing, postage and other expenses	(47,254)	(41,577)	(41,576)

Net cash used in operating activities	(505,929)	(779,127)	(508,868)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	74,434	53,344	36,235
Proceeds in connection with disposal of limited partner interests/local partnership properties	891,559
Maturities/redemptions and sales of bonds	600,000	887,466	4,160
Advances to local partnerships	(53,223)	(171,766)	(206,810)

Net cash provided by (used in) investing activities	1,512,770	(769,044)	(166,415)

Net increase (decrease) in cash and cash equivalents	1,006,841	(10,083)	(675,283)

Cash and cash equivalents at beginning of year	90,086	100,169	775,452

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,096,927	$90,086	$100,169

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(35,031)	$(142,252)	$134

Increase in due from local partnerships	$604,221

See reconciliation of net loss to net cash used in operating activities on page 25.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	2006	2005	2004

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(2,264,870)	$(1,413,929)	$(3,139,682)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	2,294,169	832,022	2,515,371
Gain on disposal of limited partner interests/local partnership properties	(604,221)
Distributions from local partnerships classified as other income	(72,048)	(37,807)	(23,735)
Gain on redemptions/sales of bonds		(13,112)
Amortization of net premium on investments in bonds	2,338	2,196	3,723
Accretion of zero coupon bonds	(37,526)	(37,839)	(39,082)
Decrease in interest receivable	8,121	17,601	345
Increase (decrease) in accounts payable and accrued expenses	35,304	(46,655)	(69,951)
Increase (decrease) in payable to general partner and affiliates	139,404	(74,604)	251,143
Decrease in other liabilities	(6,600)	(7,000)	(7,000)

NET CASH USED IN OPERATING ACTIVITIES	$(505,929)	$(779,127)	$(508,868)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2006, 2005 AND 2004

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 28, 1989. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the general partner of the Partnership.

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

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to the Partnership and the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (“Local General Partners”).

Advances made to Local Partnerships are recorded as investment in local partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such advances.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

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

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes,” the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year Local Partnership balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Partnership plans to adopt SFAS 157 beginning January 1, 2008. The Partnership is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of SFAS 159 on its financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

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

As of March 30, 2006, the Partnership has $1,096,927 in cash and cash equivalents that are deposited in an interest-bearing account.

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

As of March 30, 2006 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$200,000	$1,246	$--	$201,246

U.S. Treasury debt securities
After one year through five years	764,218	--	(1,158)	763,060

	$964,218	$1,246	$(1,158)	$964,306

As of March 30, 2005 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
Within one year	$599,730	$7,160	$--	$606,890
After one year through five years	202,609	8,141	--	210,750

	802,339	15,301	--	817,640

U.S. Treasury debt securities
After one year through five years	726,691	19,818	--	746,509

	$1,529,030	$35,119	$--	$1,564,149

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships

As of March 30, 2006, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.	1989 Westview Arms Limited Partnership;
2.	2000-2100 Christian Street Associates (“2000 Christian Street”);
3.	Ann Ell Apartments Associates, Ltd. (“Ann Ell”)*;
4.	Auburn Hills Apartments Limited Partnership;
5.	Auburn Hills Townhouses Limited Partnership;
6.	Batesville Family, L.P.;
7.	Browning Road Phase I, L.P.;
8.	Bruce Housing Associates, L.P.;
9.	Canton Partners, L.P.;
10.	Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”);
11.	Cityside Apartments, Phase II, L.P.*;
12.	Cleveland Square, Ltd.;
13.	Corrigan Square, Ltd.;
14.	De Queen Villas Limited Partnership;
15.	Dermott Villas Limited Partnership (“Dermott”);
16.	Eagle View, Ltd.;
17.	Eudora Manor Limited Partnership;
18.	Harborside Housing Limited Partnership;
19.	Hill Com I Associates Limited Partnership;
20.	Hill Com II Associates Limited Partnership;
21.	Hughes Manor Limited Partnership;
22.	Ivy Family, L.P.;
23.	Lakeside Housing Limited Partnership;
24.	Lawrence Road Properties, Ltd.;
25.	Lexington Estates Ltd., A Mississippi Limited Partnership;
26.	Littleton Avenue Community Village, L.P. (“Littleton”)*;
27.	Lula Courts Ltd., L.P.;
28.	Magee Elderly, L.P.;
29.	Mirador del Toa Limited Partnership;
30.	Nixa Heights Apartments, L.P.;
31.	North Hills Farms Limited Partnership;
32.	Patton Place Limited Partnership;
33.	Plantersville Family, L.P.;
34.	Powelton Gardens Associates (“Powelton”);
35.	Purvis Heights Properties, L.P.;
36.	Queen Lane Investors (“Queen Lane”);
37.	Renova Properties, L.P.;
38.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
39.	Simpson County Family, L.P.;
40.	Summers Village Limited Partnership;
41.	Tchula Courts Apartments, L.P.;
42.	The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”);
43.	Trenton Heights Apartments, L.P.;
44.	Twin Pine Family, L.P.;
45.	Village Creek Limited Partnership; and

*An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita; the ownership percentages of the Partnership and ATCP of Santa Juanita are 64.36% and 34.64%, respectively. In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	The
	Partnership	ATCP III
Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Carrington Limited Dividend Housing Association Limited Partnership	33.05	65.95
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Period for all of the Local Partnerships has expired as of December 31, 2006. The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $48,123,347, which includes advances made to certain Local Partnerships. As of December 31, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $72,511,000 and accrued interest payable on such loans totaling approximately $9,474,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners’ capital was $2,587,994, $2,420,514 and $3,010,297 for the years ended December 31, 2005, 2004 and 2003, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in certain Local Partnerships by $2,112,852, $350,184 and $1,199,055 for the years ended March 30, 2006, 2005 and 2004, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

The combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2005, 2004 and 2003 are reflected on pages 31 and 32, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 are as follows:

	2005	2004
ASSETS

Cash and cash equivalents	$1,876,849	$1,884,287
Rents receivable	418,063	540,514
Escrow deposits and reserves	5,963,334	7,165,277
Land	3,762,971	3,906,771
Buildings and improvements (net of accumulated depreciation of $71,922,960 and $74,031,464)	60,069,674	70,467,866
Intangible assets (net of accumulated amortization of $464,456 and $864,984)	785,994	1,119,389
Other assets	1,248,654	1,789,317

	$74,125,539	$86,873,421

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,733,421	$2,749,291
Due to related parties	3,366,451	4,740,361
Mortgage loans	72,511,042	83,424,391
Notes payable	967,767	971,764
Accrued interest	9,473,727	8,906,296
Other liabilities	637,950	688,695

	89,690,358	101,480,798

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	36,337,522	44,699,263
Cumulative loss	(29,497,412)	(36,663,671)

	6,840,110	8,035,592

General partners and other limited partners
Capital contributions, net of distributions	3,485,189	3,241,964
Cumulative loss	(25,890,118)	(25,884,933)

	(22,404,929)	(22,642,969)

	(15,564,819)	(14,607,377)

	$74,125,539	$86,873,421

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

REVENUE

Rental	$20,495,958	$22,323,903	$21,506,882
Interest and other	692,563	696,219	693,974

TOTAL REVENUE	21,188,521	23,020,122	22,200,856

EXPENSES

Administrative	4,511,740	4,629,213	4,595,131
Utilities	3,718,516	3,490,569	3,461,914
Operating and maintenance	4,563,744	4,818,537	5,166,504
Taxes and insurance	2,594,753	2,449,773	3,056,815
Financial	4,569,364	5,592,706	5,789,391
Depreciation and amortization	4,470,170	4,992,584	4,821,137

TOTAL EXPENSES	24,428,287	25,973,382	26,890,892

Loss from operations before gain on sale of properties	(3,239,766)	(2,953,260)	(4,690,036)

Gain on sale of properties	1,370,721

NET LOSS	$(1,869,045)	$(2,953,260)	$(4,690,036)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$986,483	$(481,838)	$(1,316,316)
General partners and other limited partners, which includes specially allocated items of revenue to certain general partners of $71,625, $315,118 and $21,950, and Partnership loss in excess of investment of $2,587,994, $2,420,514 and $3,010,297	(2,855,528)	(2,471,422)	(3,373,720)

	$(1,869,045)	$(2,953,260)	$(4,690,036)

*The 2005 amount includes an allocation from Local Partnerships whose Properties were sold. The Partnership recognizes any cash received in connection with such sales as income when received and recognizes the loss allocation from operations, which loss for the year ended December 31, 2005 was $181,317 (see discussion below herein Note 5).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2006 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2005	Investment during the year ended March 30, 2006	Partnership's equity in income (loss) for the year ended December 31, 2005		Adjustment to carrying value during the year ended March 30, 2006		Cash distributions received during the year ended March 30, 2006 (3)	Investment in Local Partnership balance as of March 30, 2006
1989 Westview Arms Limited Partnership	$98,548	$--	$25,360		$--		$--	$123,908
2000-2100 Christian Street Associates	--	--	--	(2)	--		--	--
Ann Ell Apartments Associates, Ltd.	--	--	--	(2)	--		--	--
Auburn Hills Apartments Limited Partnership	--	--	--	(2)	--		--	--
Auburn Hills Townhouses Limited Partnership	--	--	--	(2)	--		--	--
Batesville Family, L.P.	--	--	--	(2)	--		--	--
Browning Road Phase I, L.P.	--	--	--	(2)	--		--	--
Bruce Housing Associates, L.P.	--	--	--	(2)	--		--	--
Canton Partners, L.P.	--	--	--	(2)	--		--	--
Carrington Limited Dividend Housing Association Limited Partnership	10,945	--	(10,945)	(1)	--		--	--
Christian Street Associates Limited Partnership	--	--	--	(2)	--		--	--
Cityside Apartments, Phase II, L.P.	--	--	--	(2)	--		--	--
Cleveland Square, Ltd.	--	--	--	(2)	--		--	--
College Avenue Apartments Limited Partnership	--	49,923	(49,923)	(1)	--		--	--
Corrigan Square, Ltd.	--	--	--	(2)	--		--	--
De Queen Villas Limited Partnership	--	--	--	(2)	--		--	--
Dermott Villas Limited Partnership	--	--	--	(2)	--		--	--
Eagle View, Ltd.	--	--	--	(2)	--		--	--
Elm Hill Housing Limited Partnership	891,559	--	--	(2)	--		(891,559)	--
Eudora Manor Limited Partnership	--	--	--	(2)	--		--	--
Harborside Housing Limited Partnership	--	--	--	(2)	--		--	--
Hill Com I Associates Limited Partnership	--	--	--	(2)	--		--	--
Hill Com II Associates Limited Partnership	--	--	--	(2)	--		--	--
Hughes Manor Limited Partnership	--	--	--	(2)	--		--	--
Ivy Family, L.P.	--	--	--	(2)	--		--	--
Lakeside Housing Limited Partnership	--	--	--	(2)	--		--	--
Lawrence Road Properties, Ltd.	--	--	--	(2)	--		--	--
Lexington Estates Ltd.	--	--	--	(2)	--		--	--
Littleton Avenue Community Village, L.P.	--	--	--	(2)	--		--	--
Lula Courts Ltd., L.P.	--	--	--	(2)	--		--	--
Magee Elderly, L.P.	--	--	--	(2)	--		--	--
Mirador del Toa Limited Partnership	--	--	--	(2)	--		--	--
Nixa Heights Apartments, L.P.	--	--	--	(2)	--		--	--
North Hills Farms Limited Partnership	3,444,147	--	(121,829)		(2,110,000)	(2)	--	1,212,318
Patton Place Limited Partnership	85,266	--	(21,222)		--		--	64,044
Plantersville Family, L.P.	--	--	--	(2)	--		--	--
Powelton Gardens Associates	--	--	--	(2)	--		--	--
Purvis Heights Properties, L.P.	4,696	--	542		(2,852)	(2)	(2,386)	--
Queen Lane Investors	--	--	--	(2)	--		--	--
Renova Properties, L.P.	--	--	--	(2)	--		--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--	(2)	--		--	--
Simpson County Family, L.P.	--	--	--	(2)	--		--	--
Summers Village Limited Partnership	--	--	--	(2)	--		--	--
Tchula Courts Apartments, L.P.	--	--	--	(2)	--		--	--
The Pendleton	--	3,300	(3,300)	(1)	--		--	--
Trenton Heights Apartments, L.P.	--	--	--	(2)	--		--	--
Twin Pine Family, L.P.	--	--	--	(2)	--		--	--
Village Creek Limited Partnership	--	--	--	(2)	--		--	--
York Park Associates Limited Partnership	--	--	--	(2)	--		--	--
	$4,535,161	$53,223	$(181,317)		$(2,112,852)		$(893,945)	$1,400,270

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	The total excludes $72,048 of distributions received classified as other income from local partnerships.
(4)	The Partnership has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2005 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2004	Investment during the year ended March 30, 2005	Partnership's equity in income (loss) for the year ended December 31, 2004		Adjustment to carrying value during the year ended March 30, 2005		Cash distributions received during the year ended March 30, 2005 (3)	Investment in Local Partnership balance as of March 30, 2005
1989 Westview Arms Limited Partnership	$87,675	$--	$10,873		$--		$--	$98,548
2000-2100 Christian Street Associates	--	55,106	(55,106)	(1)	--		--	--
Ann Ell Apartments Associates, Ltd.	--	--	--	(2)	--		--	--
Auburn Hills Apartments Limited Partnership	--	--	--	(2)	--		--	--
Auburn Hills Townhouses Limited Partnership	291,332	--	(281,332)	(1)	--		(10,000)	--
Batesville Family, L.P.	--	--	--	(2)	--		--	--
Browning Road Phase I, L.P.	--	--	--	(2)	--		--	--
Bruce Housing Associates, L.P.	4,140	--	(4,140)	(1)	--		--	--
Canton Partners, L.P.	--	--	--	(2)	--		--	--
Carrington Limited Dividend Housing Association Limited Partnership	73,395	--	(62,450)		--		--	10,945
Christian Street Associates Limited Partnership	--	62,140	(62,140)	(1)	--		--	--
Cityside Apartments, Phase II, L.P.	--	--	--	(2)	--		--	--
Cleveland Square, Ltd.	--	--	--	(2)	--		--	--
College Avenue Apartments Limited Partnership	--	54,520	(54,520)	(1)	--		--	--
Corrigan Square, Ltd.	--	--	--	(2)	--		--	--
De Queen Villas Limited Partnership	--	--	--	(2)	--		--	--
Dermott Villas Limited Partnership	--	--	--	(2)	--		--	--
Eagle View, Ltd.	--	--	--	(2)	--		--	--
Elm Hill Housing Limited Partnership	1,188,287	--	(87,544)		(209,184)	(4)	--	891,559
Eudora Manor Limited Partnership	--	--	--	(2)	--		--	--
Forest Village Housing Partnership	--	--	--	(2)	--		--	--
Harborside Housing Limited Partnership	--	--	--	(2)	--		--	--
Hill Com I Associates Limited Partnership	--	--	--	(2)	--		--	--
Hill Com II Associates Limited Partnership	--	--	--	(2)	--		--	--
Hughes Manor Limited Partnership	--	--	--	(2)	--		--	--
Ivy Family, L.P.	--	--	--	(2)	--		--	--
Lakeside Housing Limited Partnership	--	--	--	(2)	--		--	--
Lawrence Road Properties, Ltd.	--	--	--	(2)	--		--	--
Lexington Estates Ltd.	--	--	--	(2)	--		--	--
Littleton Avenue Community Village, L.P.	--	--	--	(2)	--		--	--
Lula Courts Ltd., L.P.	--	--	--	(2)	--		--	--
Magee Elderly, L.P.	--	--	--	(2)	--		--	--
Mirador del Toa Limited Partnership	--	--	--	(2)	--		--	--
Nixa Heights Apartments, L.P.	--	--	--	(2)	--		--	--
North Hills Farms Limited Partnership	3,454,468	--	(5,321)		--		(5,000)	3,444,147
Patton Place Limited Partnership	103,926	--	122,340		(141,000)	(4)	--	85,266
Plantersville Family, L.P.	--	--	--	(2)	--		--	--
Powelton Gardens Associates	--	--	--	(2)	--		--	--
Purvis Heights Properties, L.P.	7,731	--	(2,498)		--		(537)	4,696
Queen Lane Investors	--	--	--	(2)	--		--	--
Renova Properties, L.P.	--	--	--	(2)	--		--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--	(2)	--		--	--
Simpson County Family, L.P.	--	--	--	(2)	--		--	--
Summers Village Limited Partnership	--	--	--	(2)	--		--	--
Tchula Courts Apartments, L.P.	--	--	--	(2)	--		--	--
The Pendleton	--	--	--	(2)	--		--	--
Trenton Heights Apartments, L.P.	--	--	--	(2)	--		--	--
Twin Pine Family, L.P.	--	--	--	(2)	--		--	--
Village Creek Limited Partnership	--	--	--	(2)	--		--	--
York Park Associates Limited Partnership	--	--	--	(2)	--		--	--
	$5,210,954	$171,766	$(481,838)		$(350,184)		$(15,537)	$4,535,161

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	The total excludes $37,807 of distributions received classified as other income from local partnerships.
(4)	The Partnership has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2005 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$333,350	$20,275	$736,245	$(314,441)
2000-2100 Christian Street Associates	2,234,183	--	31,325	(6,346)
Ann Ell Apartments Associates, Ltd.	1,915,376	199,645	2,838,576	(1,580,450)
Auburn Hills Apartments Limited Partnership	780,175	48,245	1,015,254	(416,370)
Auburn Hills Townhouses Limited Partnership	6,137,194	225,000	12,903,106	(7,747,645)
Batesville Family, L.P.	1,414,432	52,000	1,849,449	(846,743)
Browning Road Phase I, L.P.	796,801	43,000	1,098,513	(666,471)
Bruce Housing Associates, L.P.	1,083,041	16,000	1,501,937	(811,723)
Canton Partners, L.P.	1,427,217	35,000	1,881,433	(990,330)
Carrington Limited Dividend Husing Association Limited Partnership	3,178,196	200,000	6,612,228	(3,744,697)
Cityside Apartments, Phase II, L.P.	6,616,823	87,997	14,242,965	(8,175,719)
Cleveland Square, Ltd.	792,543	20,000	1,238,010	(729,514)
Corrigan Square, Ltd.	1,365,792	63,358	1,936,133	(1,120,390)
De Queen Villas Limited Partnership	1,320,695	37,000	1,690,907	(670,356)
Dermott Villas Limited Partnership	1,040,598	15,000	1,397,162	(572,576)
Eagle View, Ltd.	387,012	35,000	504,033	(206,989)
Eudora Manor Limited Partnership	737,121	16,000	953,366	(388,732)
Harborside Housing Limited Partnership	2,484,828	39,400	6,774,393	(3,203,518)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,752,277	(1,350,082)
Hill Com II Associates Limited Partnership	938,031	112,110	2,370,895	(1,266,946)
Hughes Manor Limited Partnership	1,091,648	16,007	1,422,747	(583,808)
Ivy Family, L.P.	758,570	11,000	1,103,816	(604,642)
Lakeside Housing Limited Partnership	6,898,031	50,000	11,938,171	(5,905,982)
Lawrence Road Properties, Ltd.	744,352	50,000	973,606	(434,723)
Lexington Estates Ltd.	692,267	30,750	891,920	(549,289)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,347,334	(4,130,017)
Lula Courts Ltd., L.P.	687,065	19,600	905,324	(551,914)
Magee Elderly, L.P.	580,367	30,000	740,29	(341,912)
Mirador del Toa Limited Partnership	1,841,657	105,000	2,357,697	(1,417,533)
Nixa Heights Apartments, L.P.	982,600	31,500	1,344,626	(555,973)
North Hills Farms Limited Partnership	2,195,111	525,000	13,436,263	(8,598,384)
Patton Place Limited Partnership	754,820	56,015	1,788,394	(707,290)
Plantersville Family, L.P.	583,188	12,000	805,341	(450,241)
Powelton Gardens Associates	720,073	29,207	1,989,883	(1,113,384)
Purvis Heights Properties, L.P.	1,127,010	47,000	1,566,011	(654,922)
Queen Lane Investors	1,513,915	60,301	2,837,184	(1,515,094)
Renova Properties, L.P.	625,978	22,700	856,599	(474,124)
Santa Juanita Limited Dividend Partnership L.P.	1,381,792	228,718	2,462,040	(1,396,142)
Simpson County Family, L.P.	799,634	24,700	1,102,200	(580,369)
Summers Village Limited Partnership	793,334	71,000	969,818	(397,393)
Tchula Courts Apartments, L.P.	720,454	10,000	937,248	(638,195)
The Pendleton	514,698	40,000	1,269,163	(779,030)
Trenton Heights Apartments, L.P.	430,633	29,200	610,668	(287,314)
Twin Pine Family, L.P.	583,359	7,000	860,565	(466,648)
Village Creek Limited Partnership	1,190,427	37,950	1,471,698	(640,886)
York Park Associates Limited Partnership	3,847,585	321,460	5,675,813	(3,337,713)
	$72,511,042	$3,762,971	$131,992,634	$(71,922,960)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2004 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$364,139	$20,275	$736,245	$(296,858)
2000-2100 Christian Street Associates	2,303,046	--	31,325	(5,207)
Ann Ell Apartments Associates, Ltd.	1,975,488	199,645	2,838,576	(1,479,166)
Auburn Hills Apartments Limited Partnership	783,560	48,245	1,015,254	(391,467)
Auburn Hills Townhouses Limited Partnership	6,258,400	225,000	12,601,238	(7,278,987)
Batesville Family, L.P.	1,419,819	52,000	1,843,095	(799,675)
Browning Road Phase I, L.P.	807,303	43,000	1,077,838	(622,875)
Bruce Housing Associates, L.P.	1,087,973	16,000	1,482,575	(766,007)
Canton Partners, L.P.	1,432,696	35,000	1,872,485	(948,875)
Carrington Limited Dividend Housing Association Limited Partnership	3,227,672	200,000	6,595,168	(3,493,697)
Christian Street Associates Limited Partnership	2,081,685	--	41,753	(18,980)
Cityside Apartments, Phase II, L.P.	6,793,572	87,997	14,242,965	(7,657,847)
Cleveland Square, Ltd.	801,825	20,000	1,220,953	(676,389)
College Avenue Apartments Limited Partnership	582,761	24,600	1,008,439	(547,953)
Corrigan Square, Ltd.	1,381,421	63,358	1,913,035	(1,045,868)
De Queen Villas Limited Partnership	1,333,285	37,000	1,688,367	(629,057)
Dermott Villas Limited Partnership	1,044,815	15,000	1,378,771	(533,081)
Eagle View, Ltd.	391,816	35,000	504,033	(194,404)
Elm Hill Housing Limited Partnership	6,653,271	119,200	12,604,541	(5,819,221)
Eudora Manor Limited Partnership	739,962	16,000	945,400	(363,538)
Harborside Housing Limited Partnership	2,694,705	39,400	6,686,316	(3,029,433)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,718,403	(1,252,066)
Hill Com II Associates Limited Partnership	938,031	112,110	2,343,531	(1,178,488)
Hughes Manor Limited Partnership	1,096,095	16,007	1,422,747	(549,170)
Ivy Family, L.P.	765,777	11,000	1,082,310	(570,128)
Lakeside Housing Limited Partnership	7,091,576	50,000	11,938,171	(5,610,200)
Lawrence Road Properties, Ltd.	747,337	50,000	962,687	(409,117)
Lexington Estates Ltd.	695,415	30,750	882,216	(516,320)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,227,819	(3,851,714)
Lula Courts Ltd., L.P.	689,776	19,600	900,669	(518,604)
Magee Elderly, L.P.	582,483	30,000	735,639	(322,895)
Mirador del Toa Limited Partnership	1,850,088	105,000	2,346,694	(1,322,198)
Nixa Heights Apartments, L.P.	987,098	31,500	1,317,678	(524,771)
North Hills Farms Limited Partnership	2,588,863	525,000	13,265,977	(8,202,635)
Patton Place Limited Partnership	794,670	56,015	1,786,206	(662,366)
Plantersville Family, L.P.	586,276	12,000	800,475	(423,898)
Powelton Gardens Associates	746,941	29,207	1,974,175	(1,039,458)
Purvis Heights Properties, L.P.	1,131,600	47,000	1,538,559	(618,784)
Queen Lane Investors	1,524,745	60,301	2,811,636	(1,403,877)
Renova Properties, L.P.	628,474	22,700	854,161	(450,102)
Santa Juanita Limited Dividend Partnership L.P.	1,399,015	228,718	2,457,402	(1,298,650)
Simpson County Family, L.P.	802,480	24,700	1,054,213	(544,932)
Summers Village Limited Partnership	796,491	71,000	969,818	(373,952)
Tchula Courts Apartments, L.P.	723,749	10,000	931,338	(609,046)
The Pendleton	543,022	40,000	1,269,163	(732,279)
Trenton Heights Apartments, L.P.	432,531	29,200	596,813	(273,686)
Twin Pine Family, L.P.	589,082	7,000	834,947	(437,875)
Village Creek Limited Partnership	1,195,139	37,950	1,471,698	(603,527)
York Park Associates Limited Partnership	3,869,357	321,460	5,675,813	(3,132,141)
	$83,424,391	$3,906,771	$144,499,330	$(74,031,464)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2005 is as follows:

	Balance as of December 31, 2004	Net change during the year ended December 31, 2005	Balance as of December 31, 2005`

Land	$3,906,771	$(143,800)	$3,762,971
Buildings and improvements	144,499,330	(12,506,696)	131,992,634
	148,406,101	(12,650,496)	135,755,605
Accumulated depreciation	(74,031,464)	2,108,504	(71,922,960)
	$74,374,637	$(10,541,992)	$63,832,645

The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the year ended March 30, 2006 was $181,317 (excluding $2,112,852 of adjustments to the carrying value of the Partnership’s investment in certain Local Partnerships as described above herein Note 5). The Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) was sold on March 31, 2005, in connection with which Elm Hill recognized a gain on sale of property of $1,177,998 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2005 included herein Note 5. The Partnership received $891,559 as of March 30, 2006 in connection with the sale and adjusted the Local Partnership Carrying Value of Elm Hill as described above for the year ended March 30, 2005 based on such anticipated proceeds. Accordingly, although the combined statement of operations of the Local Partnerships for the year ended December 31, 2005 includes an allocation to the Partnership of gain on sale of the Elm Hill property, no such allocation was recorded by the Partnership. Elm Hill has since been dissolved, but the Partnership received additional proceeds in the amount of $104,221. Such amount is included in due from local partnerships in the accompanying balance sheet as of March 30, 2006 and in disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year then ended.

The Partnership has advanced $49,923, $54,520 and $44,268 during the years ended March 30, 2006, 2005 and 2004, respectively, to College Avenue Apartments Limited Partnership (“College Avenue”) to fund operating deficits. Cumulative advances as of March 30, 2006 and 2005 are $176,501 and $126,578, respectively. Such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). The Property owned by College Avenue was sold in July 2005, in connection with which College Avenue recognized a gain on sale of property of $192,723 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2005 included herein Note 5. The Partnership did not receive any proceeds and there is no impact on the Partnership’s financial statements as a result of such sale. Accordingly, although the combined statement of operations of the Local Partnerships for the year ended December 31, 2005 includes an allocation to the Partnership of gain on sale of the College Avenue property, no such allocation was recorded by the Partnership.

Effective October 1998, the Partnership and the Local General Partners of 2000 Christian Street and Christian Street Associates Limited Partnership (“Christian Street”) agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”). The Funding Agreements were extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership has advanced $540,848 as of March 30, 2006; no operating deficits were funded in fiscal 2006. Advances for the years ended March 30, 2005 and 2004 were $117,246 and $132,542, respectively. Such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). Effective May 2005, the Partnership withdrew as a limited partner of Christian Street for consideration of $10; there is no impact on the Partnership’s financial statements as a result of such withdrawal. Effective June 2006, the Partnership withdrew from 2000 Christian Street for consideration of $40,000; such amount will be recognized as income for the year ended March 30, 2007.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

In January 2006, the Partnership sold its limited partner interest in York Park Associates Limited Partnership (“York Park”) to an affiliate of one of York Park’s general partners. The Partnership received $500,000 subsequent to March 30, 2006 in connection with the sale; such amount is included in due from local partnerships in the accompanying balance sheet as of March 30, 2006 and in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year then ended.

The Partnership advanced $30,000 during the year ended March 30, 2004 to Ann Ell to fund operating deficits. Cumulative advances as of March 30, 2006 and 2005 are $469,545. Such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994. In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default. The Local General Partner is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $7,843,000. The Local General Partner represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages. The Local General Partner further represents that payments on the real estate taxes are current. Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

One of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgages and the real estate taxes are current. The Partnership advanced $3,300 during the year ended March 30, 2006 to fund operating deficits; such advance was recorded as investment in local partnerships and has been offset by additional equity in loss of investment in local partnerships (see Note 1). The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton was sold, whereby the Partnership received $240,502 and Powelton was subsequently dissolved. Such amount received will be recognized as income by the Partnership for the year ended March 30, 2007.

The Property owned by Dermott was sold in October 2006, whereby the Partnership received $40,000 in May 2007. Such amount received will be recognized as income by the Partnership for the year ended March 30, 2007. The Partnership withdrew from Dermott effective December 31, 2006.

Effective February 2007, the Partnership assigned its limited partner interest in Carrington to one of Carrington’s general partners, whereby the Partnership received $75,105. Such amount will be recognized as income by the Partnership for the year ended March 30, 2007.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2006, 2005 and 2004, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2006		2005		2004
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$155,704	$252,048	$399,174	$285,075	$157,137	$294,416

Administration fees (see Note 8)	208,988	252,048	245,580	285,075	180,552	294,416

For the years ended December 31, 2005, 2004 and 2003, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2005		2004		2003
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$141,187	$142,706	$138,714	$136,397	$139,599	$136,068

Insurance premiums and other services	31,365	53,218	80,824	120,383	191,953	183,848

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2006, 2005 and 2004 to the tax return net loss for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2006	2005	2004

Financial statement net loss for the years ended March 30, 2006, 2005 and 2004	$(2,264,870)	$(1,413,929)	$(3,139,682)

Add (less) net transactions occurring between
January 1, 2003 to March 30, 2003	--	--	(91,275)
January 1, 2004 to March 30, 2004	--	(136,664)	136,664
January 1, 2005 to March 30, 2005	(131,732)	131,732	--
January 1, 2006 to March 30, 2006	154,456	--	--

Adjusted financial statement net loss for the years ended December 31, 2005, 2004 and 2003	(2,242,146)	(1,418,861)	(3,094,293)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	36,671	106,055	101,568

Differences arising from gain on disposal of limited partner interests/local partnership properties	(338,198)	--	--

Differences arising from equity in loss of investment in local partnerships	(823,812)	(2,563,606)	(2,606,750)

Other income from local partnerships	(67,361)	(45,867)	(16,462)

Other differences	1,356	(12,637)	19,797

Tax return net loss for the years ended December 31, 2005, 2004 and 2003	$(3,433,490)	$(3,934,916)	$(5,596,140)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2005 and 2004 are as follows:

	2005	2004
Investment in local partnerships - financial reporting	$1,400,270	$4,540,161
Investment in local partnerships - tax	(13,111,670)	(9,746,582)

	$14,511,940	$14,286,743

Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) and an annual additional management fee (“Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $176,434, $199,551 and $206,091 for the years ended March 30, 2006, 2005 and 2004, respectively. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $75,614, $85,524 and $88,325 for the years ended March 30, 2006, 2005 and 2004, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations. Unpaid Management Fees and Additional Management fees in the cumulative amount of $938,380 and $842,036 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2006 and 2005, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (“Administration Fee”) and an annual additional administration fee (“Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $176,434, $199,551 and $206,091 for the years ended March 30, 2006, 2005 and 2004, respectively. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $75,614, $85,524 and $88,325 for the years ended March 30, 2006, 2005 and 2004, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $518,740 are included in accounts payable and accrued expenses as of March 30, 2006 and 2005 in the accompanying balance sheets. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $373,722 and $330,662 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2006 and 2005, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Eleven Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships have entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

9.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents and Due from Local Partnerships

The carrying amount approximates fair value.

Investments in Bonds

Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investments.

The estimated fair value of the Partnership's financial instruments as of March 30, 2006 and 2005 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006

Total revenue	$32,927	$30,388	$89,611	$28,971

Expenses	(174,027)	(211,525)	(187,840)	(183,427)

Equity in income (loss) of investment in local partnerships	(38,808)	23,952	91,885	(2,371,198)

Gain on sale of limited partner interests/local partnership properties	--	--	--	604,221

Net loss	(179,908)	(157,185)	(6,344)	(1,921,433)

Net loss per unit of limited partnership interest	(3.20)	(2.79)	(0.11)	(34.12)

2005

Total revenue	$70,083	$41,490	$39,046	$27,721

Expenses	(196,691)	(191,735)	(212,368)	(159,453)

Equity in loss of investment in local partnerships	(275,199)	(26,107)	(306,490)	(224,226)

Net loss	(401,807)	(176,352)	(479,812)	(355,958)

Net loss per unit of limited partnership interest	(7.14)	(3.13)	(8.52)	(6.32)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 60, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., the director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and the director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 47, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group since October 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

Neal Ludeke, age 49, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 51, is the Secretary of Richman Tax Credits. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Item 10. Directors and Executive Officers of the Registrant (continued)

Registrant is not aware of any family relationship between its director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, the sole Director of Richman Tax Credits, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of Richman Tax Credits, act as the audit committee of Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

The Board of Director of Richman Tax Credits has adopted a code of ethics for senior financial officers of Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any compensation and did not pay any such compensation during the year ended March 30, 2006. During the year ended March 30, 2006, Richman Tax Credits did not pay any compensation to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of May 31, 2007, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly owned by Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions with Management

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2005 allocated to the General Partner were $34,335 and $30, respectively. The net tax loss and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2005 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits were $21,772 and $22, respectively.

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2006.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Partnership Agreement, Registrant has specific rights and limitations in conducting business with the General Partner and affiliates.  To date, Registrant has followed such provisions of the Partnership Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Partnership Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of the General Partner for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Partnership Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2006 and 2005:

	2006	2005

Audit Fees	$65,856	$55,596
Audit-Related Fees	--	--
Tax Fees	$11,000	$11,000
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2006 and 2005.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2006 and 2005 principal accountant fees and services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements

See Item 8 - "Financial Statements and Supplementary Data."

(2)	Financial Statement Schedules

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(3)	Exhibits

	Exhibit	Incorporated by Reference to

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report dated September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report dated June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report dated June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report dated March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report dated December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report dated December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report dated September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report dated September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report dated March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report dated December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report dated December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report dated September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report dated September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report dated December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report dated September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report dated September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report dated March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report dated December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report dated June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report dated June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report dated March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report dated March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report dated December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report dated September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report dated March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report dated March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report dated March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report dated December 31, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report dated December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report dated September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report dated December 31, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report dated December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report dated September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report dated June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report dated March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report dated June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report dated March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report dated March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report dated March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report dated December 31, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report dated December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report dated March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report dated December 31, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report dated March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report dated September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report dated September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

Incorporated by
	Exhibit	Reference to

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report dated June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report dated September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report dated June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report dated June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report dated December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report dated December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report dated March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report dated March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report dated December 30, 1993
(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 14 through 33, 47 through 70 and 86 through 88 of prospectus dated May 10, 1989 filed pursuant to	Exhibit 28.1 to Form 10-K Report dated March 30, 1990
	Rule 424(b)(3) under the Securities Act of 1933	(File No. 0-18405)

99.2	Supplement No. 1 dated	Exhibit 28.2 to Form 10-K
	July 25, 1989 of Prospectus	Report dated March 30, 1991
(File No. 0-18405)

99.3	Supplement No. 2 dated	Exhibit 28.3 to Form 10-K
	September 18, 1989 of Prospectus	Report dated March 30, 1991
(File No. 0-18405)

99.4	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.5	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.6	Independent Auditor’s Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.7	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.8	Independent Auditors’ Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.9	Independent Auditor’s Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors’ Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

*99.11	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004

*99.12	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005

*Filed herewith.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	By:	Richman Tax Credits Inc.,
general partner

Dated: March 14, 2008	/s/ David Salzman
David Salzman
Chief Executive Officer

Dated: March 14, 2008	/s/ Neal Ludeke
Neal Ludeke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the general	March 14, 2008
(David Salzman)	partner of the General Partner

/s/ Neal Ludeke	Chief Financial Officer of the general	March 14, 2008
(Neal Ludeke)	partner of the General Partner

/s/ Richard Paul Richman	Director of the general partner of the	March 14, 2008
(Richard Paul Richman)	General Partner