Form 10-Q
period 2006-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2008-03-14
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2006

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of February 2008, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

ASSETS	Notes	June 29, 2006	March 30, 2006

Cash and cash equivalents		$1,387,630	$1,096,927
Investments in bonds	2	767,297	964,306
Due from local partnerships	3	504,221	604,221
Investment in local partnerships	3	1,395,856	1,400,270
Prepaid expenses		19,730
Interest receivable			5,447
		$4,074,734	$4,071,171

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$624,592	$645,422
Payable to general partner and affiliates		1,367,758	1,312,102
		1,992,350	1,957,524

Commitments and contingencies	3,4

Partners' equity (deficit)

General partner		(471,885)	(471,636)
Limited partners (55,746 units of limited partnership interest outstanding)		2,560,546	2,585,195
Accumulated other comprehensive income (loss), net	2	(6,277)	88
		2,082,384	2,113,647
		$4,074,734	$4,071,171

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	Notes	2006	2005
REVENUE

Interest		$24,047	$27,355
Other income from local partnerships		147,727	5,572

TOTAL REVENUE		171,774	32,927

EXPENSES

Administration fees		57,860	64,262
Management fees		57,860	64,262
Professional fees		22,582	19,169
State of New Jersey filing fee		19,650	15,366
Printing, postage and other		10,306	10,968

TOTAL EXPENSES		168,258	174,027
		3,516	(141,100)

Equity in loss of investment in local partnerships	3	(68,414)	(38,808)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(64,848)	(179,908)

Gain on disposal of limited partner interests/local partnership properties	3	40,000

NET LOSS		(24,898)	(179,908)

Other comprehensive loss, net	2	(6,365)	(92)

COMPREHENSIVE LOSS		$(31,263)	$(180,000)

NET LOSS ATTRIBUTABLE TO

General partner		$(249)	$(1,799)
Limited partners		(24,649)	(178,109)
		$(24,898)	$(179,908)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(0.44)	$(3.20)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$20,138	$13,985
Cash paid for
administration fees	(7,685)	(8,330)
management fee	(52,379)
professional fees	(2,792)	(1,921)
State of New Jersey filing fee	(80,000)	(52,524)
printing, postage and other expenses	(10,306)	(10,968)

Net cash used in operating activities	(133,024)	(59,758)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(64,000)	(25,721)
Cash distributions from local partnerships	147,727	5,572
Proceeds from maturities/redemptions and sales of bonds	200,000
Proceeds in connection with disposal of limited partner interests/local partnership properties	140,000	891,559

Net cash provided by investing activities	423,727	871,410

Net increase in cash and cash equivalents	290,703	811,652

Cash and cash equivalents at beginning of period	1,096,927	90,086

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,387,630	$901,738

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(6,365)	$(92)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	2006	2005
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(24,898)	$(179,908)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	68,414	38,808
Distributions from local partnerships classified as other income	(147,727)	(5,572)
Gain on disposal of limited partner interests/local partnership properties	(40,000)
Amortization of net premium on investments in bonds		581
Accretion of zero coupon bonds	(9,356)	(9,356)
Increase in prepaid expenses	(19,730)	(16,166)
Decrease (increase) in interest receivable	5,447	(4,595)
Increase in payable to general partner and affiliates	55,656	120,194
Decrease in accounts payable and accrued expenses	(20,830)	(3,744)

NET CASH USED IN OPERATING ACTIVITIES	$(133,024)	$(59,758)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2006
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2006 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2006 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of June 29, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
After one year through five years	$773,574	$—	$(6,277)	$767,297

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership originally acquired limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,187,347, which amount includes advances made to certain Local Partnerships. As of June 29, 2006, the Partnership holds an interest in forty-four Local Partnerships that have, as of June 29, 2006, outstanding mortgage loans payable totaling approximately $69,059,000 and accrued interest payable on such loans totaling approximately $7,586,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2006, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2006	$1,400,270

Advances to Local Partnerships	64,000

Equity in loss of investment in local partnerships	(68,414)	*

Cash distributions received from local partnerships	(147,727)

Cash distributions classified as other income	147,727

Investment in local partnerships as of June 29, 2006	$1,395,856

*
Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $613,243 for the three months ended March 31, 2006 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2006 and December 31, 2005 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2006 and 2005 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)
3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2006 and December 31, 2005 are as follows:

	2006	2005
ASSETS

Cash and cash equivalents	$1,992,733	$1,876,849
Rents receivable	392,469	418,063
Escrow deposits and reserves	5,585,803	5,963,334
Land	3,441,506	3,762,971
Buildings and improvements (net of accumulated depreciation of $69,603,966 and $71,922,960)	56,776,100	60,069,674
Intangible assets (net of accumulated amortization of $401,364 and $464,456)	675,706	785,994
Other assets	1,167,025	1,248,654

	$70,031,342	$74,125,539

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,470,206	$2,733,421
Due to related parties	3,295,134	3,366,451
Mortgage loans	69,058,540	72,511,042
Notes payable	967,940	967,767
Accrued interest	7,586,043	9,473,727
Other liabilities	630,053	637,950

	84,007,916	89,690,358
Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	34,211,373	36,337,522
Cumulative loss	(27,439,677)	(29,497,412)

	6,771,696	6,840,110

General partners and other limited partners
Capital contributions, net of distributions	3,484,789	3,485,189
Cumulative loss	(24,233,059)	(25,890,118)

	(20,748,270)	(22,404,929)

	(13,976,574)	(15,564,819)

	$70,031,342	$74,125,539

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
REVENUE

Rental	$4,846,906	$5,620,532
Interest and other	249,394	118,852

TOTAL REVENUE	5,096,300	5,739,384

EXPENSES

Administrative	1,018,351	1,157,918
Utilities	1,172,934	1,203,520
Operating and maintenance	1,006,220	1,237,774
Taxes and insurance	615,300	681,247
Financial	994,873	1,325,826
Depreciation and amortization	1,029,987	1,141,539

TOTAL EXPENSES	5,837,665	6,747,824

Loss from operations before gain on sale of property	(741,365)	(1,008,440)

Gain on sale of property		1,177,998

NET INCOME (LOSS)	$(741,365)	$169,558

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$(68,414)	$1,052,984
General partners and other limited partners, which includes $613,243 and $841,551 of Partnership loss in excess of investment	(672,951)	(883,426)

	$(741,365)	$169,558

The combined results of operations of the Local Partnerships for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for an entire operating period.

*
The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the three months ended June 29, 2005 is $38,808. The Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) was sold on March 31, 2005, in connection with which Elm Hill recognized a gain on sale of property of $1,177,998 that is included in the statement of operations of the Local Partnerships for the three months ended March 31, 2005 included herein Note 3.; the Partnership received $891,559 as of March 30, 2006 in connection with the sale and adjusted the carrying value of Elm Hill as of March 30, 2005 based on such anticipated proceeds. Accordingly, although the combined statement of operations of the Local Partnerships for the three months ended March 31, 2005 includes an allocation to the Partnership of gain on sale of the Elm Hill property, no such allocation was recorded by the Partnership. Elm Hill has since been dissolved, but the Partnership received additional proceeds in the amount of $104,221, which amount is reflected as due from local partnerships in the accompanying balance sheet as of June 29, 2006 and was recorded as income by the Partnership for the year ended March 30, 2006.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

Effective June 2006, the Partnership withdrew from 2000-2100 Christian Street Associates for consideration of $40,000; such amount is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the three months ended June 29, 2006.

In January 2006, the Partnership sold its limited partner interest in York Park Associates Limited Partnership (“York Park”) to an affiliate of one of York Park’s general partners for $500,000, of which $100,000 was received by the Partnership during the three months ended June 29, 2006 and $400,000 is included in due from local partnerships in the accompanying balance sheet as of June 29, 2006 and was recognized as income by the Partnership for the year ended March 30, 2006.

The Partnership advanced $64,000 during the three months ended June 29, 2006 to Ann Ell Apartments Limited Partnership (“Ann Ell”) to fund operating deficits. Cumulative advances as of June 29, 2006 are $533,545. The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default. The Local General Partner is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

One of the mortgages of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”), which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. The Partnership has made cumulative advances to Pendleton of $3,300 as of June 29, 2006, none of which was advanced during the three months then ended; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton Gardens Associates (“Powelton”) was sold, whereby the Partnership received $240,502 and Powelton subsequently dissolved. Such amount received will be recognized as income by the Partnership in the period of the sale.

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, whereby the Partnership received $40,000 in May 2007. Such amount received will be recognized as income by the Partnership in the period of the sale. The Partnership withdrew from Dermott effective December 31, 2006.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

Effective February 2007, the Partnership assigned its limited partner interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) to one of Carrington’s general partners, whereby the Partnership received $75,105. Such amount will be recognized as income by the Partnership in the period of the assignment.

4.	Additional Information

Additional information, including the audited March 30, 2006 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2006 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2006, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2006. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, proceeds in connection with disposals of limited partner interests/local partnership properties (see Local Partnership Matters below) and distributions from Local Partnerships and utilized cash for operating expenses and making advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $94,000 during the three months ended June 29, 2006 (which includes a net unrealized loss on investments in bonds of approximately $6,000 and accretion of zero coupon bonds of approximately $9,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2006, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the three months ended March 31, 2006 of $68,414, partially offset by advances to a Local Partnership of $64,000 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $518,740, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of June 29, 2006.

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

Registrant’s operations for the three months ended June 29, 2006 and 2005 resulted in net losses of $24,898 and $179,908, respectively. The decrease in net loss is primarily attributable to an increase in other income from local partnerships of approximately $142,000 in fiscal 2006 as compared to fiscal 2005 and a gain on disposal of limited partner interests/local partnership properties of $40,000 in fiscal 2006, partially offset by an increase in equity in loss of investment in local partnerships of approximately $30,000, which increase is primarily the result of an increase in advances made to certain Local Partnerships in fiscal 2006 that were written off as equity in loss of investment in local partnerships. Other comprehensive loss for the three months ended June 29, 2006 and 2005 resulted from a net unrealized loss on investments in bonds of $6,365 and $92, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships’ loss from operations of approximately $741,000 for the three months ended March 31, 2006 was attributable to rental and other revenue of approximately $5,096,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,807,000 and approximately $1,030,000 of depreciation and amortization expense. The Local Partnerships’ loss from operations of approximately $1,008,000 for the three months ended March 31, 2005 was attributable to rental and other revenue of approximately $5,739,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,605,000 and approximately $1,142,000 of depreciation and amortization expense. The Local Partnerships’ operating revenues and expenses have decreased in 2006 as compared to 2005 as the result of recent Property sales and Registrant’s withdrawal from certain Local Partnerships. The results of operations of the Local Partnerships for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) was sold on March 31, 2005. Registrant received $891,559 as of June 29, 2006 in connection with the sale. Elm Hill has since been dissolved, but Registrant received additional proceeds in the amount of $104,221, which amount is included in due from local partnerships in the accompanying balance sheet as of June 29, 2006. The Compliance Period for Elm Hill expired prior to such sale.

Effective June 2006, Registrant withdrew from 2000-2100 Christian Street Associates (“Christian Street”) and received consideration of $40,000, which is reflected in the accompanying statement of operations of the Partnership as gain on disposal of limited partner interests/local partnership properties for the three months ended June 29, 2006. The Compliance Period for Christian Street expired prior to such withdrawal.

In January 2006, Registrant sold its limited partner interest in York Park Associates Limited Partnership (“York Park”) to an affiliate of one of York Park’s general partners. Registrant received $500,000 in connection with the sale, of which $100,000 was received during the three months ended June 29, 2006 and $400,000 is included in due from local partnerships in Registrant’s accompanying balance sheet as of June 29, 2006. The Compliance Period for York Park expired prior to such sale.

Registrant advanced $64,000 to Ann Ell Apartments Associates, Ltd., (“Ann Ell”) during the three months ended June 29, 2006 to fund operating deficits. Registrant has made cumulative advances to Ann Ell of $533,545 as of June 29, 2006. In addition, Ann Ell’s Non-Mandatory second mortgage matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Ann Ell has expired.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default. The Local General Partner is currently examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Queen Lane has expired.

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

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgages. Pendleton reported an operating deficit of approximately $12,000 for the three months ended March 31, 2006, which includes property management fees of approximately $4,000. In addition, one of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton has expired.

The terms of the partnership agreement of Patton Place Limited Partnership (“Patton Place”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2006, Patton Place reported an operating deficit of approximately $8,000, which includes property management fees of approximately $2,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. The Compliance Period for Patton Place has expired.

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

Effective February 2007, Registrant assigned its limited partner interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) to one of Carrington’s general partners, whereby Registrant received $75,105. Such amount will be recognized as income by Registrant in the period of the assignment. The Compliance Period for Carrington has expired prior to such assignment.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Registrant has invested a significant portion of its working capital reserves in U.S. Treasury instruments. The market value of such investment is subject to fluctuation based upon changes in interest rates relative to the investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds mature in 2008, the value of such investment may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate the investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or to assist an under performing Property, it otherwise intends to hold such investment to its maturity. Therefore, Registrant does not anticipate any material adverse impact in connection with such investment.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 4.  Controls and Procedures

As of June 29, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 29, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2006.

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

AMERICAN TAX CREDIT PROPERTIES II L.P. (a Delaware limited partnership)

By:	Richman Tax Credit Properties II L.P., General Partner

by:	Richman Tax Credits Inc., general partner

Dated: March 14, 2008	/s/ David Salzman
by: David Salzman Chief Executive Officer

Dated: March 14, 2008	/s/ Neal Ludeke
by: Neal Ludeke Chief Financial Officer

Dated: March 14, 2008	/s/ Richard Paul Richman
by: Richard Paul Richman Director