Form 10-Q
period 2006-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2008-03-14
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	Notes	December 30, 2006	March 30, 2006
ASSETS

Cash and cash equivalents		$1,220,079	$1,096,927
Investments in bonds	2	789,857	964,306
Due from local partnerships	3	40,000	604,221
Investment in local partnerships	3	1,396,814	1,400,270
Interest receivable			5,447

		$3,446,750	$4,071,171

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$455,647	$645,422
Payable to general partner and affiliates		865,112	1,312,102

		1,320,759	1,957,524
Commitments and contingencies	3,4
Partners' equity (deficit)

General partner		(471,485)	(471,636)
Limited partners (55,746 units of limited partnership interest outstanding)		2,600,110	2,585,195
Accumulated other comprehensive income (loss), net	2	(2,634)	88

		2,125,991	2,113,647

		$3,446,750	$4,071,171

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months	Nine Months	Three Months	Nine Months
		Ended	Ended	Ended	Ended
	Notes	December 30, 2006	December 30, 2006	December 30, 2005	December 30, 2005
REVENUE

Interest		$33,418	$82,433	$29,129	$85,565
Other income from local partnerships	3		170,194	60,482	67,361

TOTAL REVENUE		33,418	252,627	89,611	152,926

EXPENSES

Administration fees		54,887	166,981	64,262	192,786
Management fees		54,887	166,981	64,262	192,786
Professional fees		26,283	79,184	24,028	78,790
State of New Jersey filing fee		17,423	61,417	18,690	73,168
Printing, postage and other		4,427	16,044	16,598	35,862

TOTAL EXPENSES		157,907	490,607	187,840	573,392

		(124,489)	(237,980)	(98,229)	(420,466)

Equity in income (loss) of investment in local partnerships	3	56,815	(67,456)	91,885	77,029

Loss prior to gain on disposal of limited partner interests/local partnership Properties		(67,674)	(305,436)	(6,344)	(343,437)

Gain on disposal of limited partner interests/local partnership properties	3	175,936	320,502

NET INCOME (LOSS)		108,262	15,066	(6,344)	(343,437)

Other comprehensive loss	2	(2,310)	(2,722)	(8,883)	(25,849)

COMPREHENSIVE INCOME (LOSS)		$105,952	$12,344	$(15,227)	$(369,286)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner		$1,083	$151	$(63)	$(3,434)
Limited partners		107,179	14,915	(6,281)	(340,003)

		$108,262	$15,066	$(6,344)	$(343,437)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)		$1.93	$.27	$(0.11)	$(6.10)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$59,607	$54,352
Cash used for local partnerships for deferred expenses		(6,600)
Cash paid for
administration fees	(578,146)	(202,277)
management fees	(376,881)	(104.759)
professional fees	(76,301)	(87,744)
State of New Jersey filing fee	(80,000)	(74,970)
printing, postage and other expenses	(16,044)	(34,936)

Net cash used in operating activities	(1,067,765)	(456,934)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(64,000)	(49,923)
Cash distributions from local partnerships	170,194	69,746
Distributions in connection with disposal of limited partner interests/local partnership properties	884,723	891,559
Proceeds from maturities/redemptions and sales of bonds	200,000

Net cash provided by investing activities	1,910,917	911,382

Net increase in cash and cash equivalents	123,152	454,448

Cash and cash equivalents at beginning of period	1,096,927	90,086

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,220,079	$544,534

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$2,722	$25,849

Increase in due from local partnerships	$40,000

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$15,066	$(343,437)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	67,456	(77,029)
Distributions from local partnerships classified as other income	(170,194)	(67,361)
Gain on disposal of limited partner interests/local partnership properties	(320,502)
Amortization of net premium on investments in bonds		1,742
Accretion of zero coupon bonds	(28,273)	(28,273)
Decrease (increase) in interest receivable	5,447	(4,682)
Increase (decrease) in payable to general partner and affiliates	(446,990)	78,536
Decrease in accounts payable and accrued expenses	(189,775)	(9,830)
Decrease in other liabilities		(6,600)

NET CASH USED IN OPERATING ACTIVITIES	$(1,067,765)	$(456,934)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2006
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2006 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of December 30, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury debt securities
After one year through five years	$792,491	$—	$(2,634)	$789,857

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership originally acquired limited partnership interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,147,347, which amount includes advances made to certain Local Partnerships. As of December 30, 2006, the Partnership holds an interest in forty-two Local Partnerships. As of September 30, 2006, the Local Partnerships in which the Partnership holds an interest have outstanding mortgage loans payable totaling approximately $65,433,000 and accrued interest payable on such loans totaling approximately $7,393,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2006, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2006	$1,400,270

Advances to Local Partnerships	64,000

Equity in loss of investment in local partnerships	(67,456	)*

Cash distributions received from local partnerships	(170,194)

Cash distributions classified as other income	170,194

Investment in local partnerships as of December 30, 2006	$1,396,814

*
Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,161,688 for the nine months ended September 30, 2006 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2006 and December 31, 2005 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2006 and 2005 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$1,741,882	$1,876,849
Rents receivable	424,972	418,063
Escrow deposits and reserves	5,804,810	5,963,334
Land	3,412,299	3,762,971
Buildings and improvements (net of accumulated depreciation of $70,572,970 and $71,922,960)	54,063,705	60,069,674
Intangible assets (net of accumulated amortization of $400,020 and $464,456)	640,604	785,994
Other assets	1,069,032	1,248,654

	$67,157,304	$74,125,539

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,352,591	$2,733,421
Due to related parties	1,742,680	3,366,451
Mortgage loans	65,432,522	72,511,042
Notes payable	908,390	967,767
Accrued interest	7,393,145	9,473,727
Other liabilities	667,376	637,950

	78,496,704	89,690,358
Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	32,628,109	36,337,522
Cumulative loss	(25,791,455)	(29,497,412)

	6,836,654	6,840,110

General partners and other limited partners
Capital contributions, net of distributions	3,483,345	3,485,189
Cumulative loss	(21,659,399)	(25,890,118)

	(18,176,054)	(22,404,929)

	(11,339,400)	(15,564,819)

	$67,157,304	$74,125,539

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006	2005	2005
REVENUE

Rental	$4,803,031	$14,497,606	$4,862,146	$15,451,214
Interest and other	203,635	562,505	204,384	435,483

TOTAL REVENUE	5,006,666	15,060,111	5,066,530	15,886,697

EXPENSES

Administrative	959,169	3,036,076	1,062,362	3,167,720
Utilities	598,724	2,470,926	653,609	2,539,120
Operating and maintenance	1,271,648	3,495,697	1,201,032	3,618,350
Taxes and insurance	626,057	1,844,627	686,118	1,968,149
Financial	969,623	2,946,196	1,066,512	3,501,268
Depreciation and amortization	1,098,604	3,199,558	1,091,952	3,367,367

TOTAL EXPENSES	5,523,825	16,993,080	5,761,585	18,161,974

Loss from operations before gain on sale of property	(517,159)	(1,932,969)	(695,055)	(2,275,277)

Gain on sale of property	438,657	438,657	192,723	1,370,721

NET LOSS	$(78,502)	$(1,494,312)	$(502,332)	$(904,556)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$103,429	$(20,842)	$91,885	$1,168,821
General partners and other limited partners, which includes $29,900, $1,161,688, $477,479 and $1,843,910 of Partnership loss in excess of investment	(181.931)	(1,473,470)	(594,217)	(2,073,337)

	$(78,502)	$(1,494,312)	$(502,332)	$(904,556)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for an entire operating period.

*
The equity in income (loss) of investment in local partnerships as reflected in the accompanying statements of operations of the Partnership for the three and nine month periods ended December 30, 2006 is $56,815 and $(67,456), respectively. The amounts shown above in the combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2006 include an allocation of the gain on sale of the Property owned by Powelton Gardens Associates (“Powelton”) (see discussion below). Because the Partnership’s investment balance in Powelton was zero prior to the sale, the Partnership has recognized income to the extent of proceeds received.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2005 was $77,029. The Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) was sold on March 31, 2005, in connection with which Elm Hill recognized a gain on sale of property of $1,177,998 that is included in the statement of operations of the Local Partnerships for the nine months ended September 30, 2005 included herein Note 3. The Partnership received $891,559 as of March 30, 2006 in connection with the sale and adjusted the carrying value of Elm Hill as of March 30, 2005 based on such anticipated proceeds. Accordingly, although the combined statement of operations of the Local Partnerships for the nine months ended September 30, 2005 includes an allocation to the Partnership of gain on sale of the Elm Hill property, no such allocation was recorded by the Partnership. Elm Hill has since been dissolved, but the Partnership received additional proceeds in the amount of $104,221 during the nine months ended December 30, 2006, which amount was recorded as income by the Partnership for the year ended March 30, 2006.

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton was sold, in connection with which Powelton recognized a gain on sale of property of $438,657 that is included in the combined statement of operations of the Local Partnerships for the nine months ended September 30, 2006 included herein Note 3. The Partnership received $240,502 in connection with the sale, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2006. Powelton was subsequently dissolved.

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, whereby the Partnership received $40,000 in May 2007. Such amount received is reflected as due from local partnerships in the accompanying balance sheet as of December 30, 2006 and is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the nine months then ended. The Partnership withdrew from Dermott effective December 31, 2006.

Effective June 2006, the Partnership withdrew from 2000-2100 Christian Street Associates for consideration of $40,000; such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2006.

In January 2006, the Partnership sold its limited partner interest in York Park Associates Limited Partnership (“York Park”) to an affiliate of one of York Park’s general partners for $500,000, all of which was received by the Partnership during the nine months ended December 30, 2006 and which was recorded as income by the Partnership for the year ended March 30, 2006.

The Partnership advanced $64,000 during the nine months ended December 30, 2006 to Ann Ell Apartments Limited Partnership (“Ann Ell”) to fund operating deficits. Cumulative advances as of December 30, 2006 are $533,545. The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

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

One of the mortgages of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”), which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. The Partnership has made cumulative advances to Pendleton of $3,300 as of December 30, 2006, none of which was advanced during the nine months then ended; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2006, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2006. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the nine months ended December 30, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, proceeds in connection with disposals of limited partner interests/local partnership properties (see Local Partnership Matters below) and distributions from Local Partnerships and utilized cash for operating expenses and making advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $51,000 during the nine months ended December 30, 2006 (which includes accretion of zero coupon bonds of approximately $28,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2006, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the nine months ended September 30, 2006 of $67,456, partially offset by advances to a Local Partnership of $64,000 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $344,665, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of December 30, 2006.

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

Registrant’s operations for the three months ended December 30, 2006 and 2005 resulted in net income (loss) of $108,262 and $(6,344), respectively. The increase in net income is primarily attributable to (i) an increase in gain on disposal of limited partner interests/local partnership properties of approximately $176,000 and (ii) a decrease in operating expenses of approximately $30,000, all partially offset by (i) a decrease in other income from local partnerships of approximately $60,000 and (ii) a decrease in equity in income of investment in local partnerships of approximately $35,000, which decrease is primarily the result of an increase in advances made to certain Local Partnerships in fiscal 2006 that were written off as equity in loss of investment in local partnerships and a decrease in the operating income of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended December 30, 2006 and 2005 resulted from a net unrealized loss on investments in bonds of $2,310 and $8,883, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships’ loss from operations of approximately $517,000 for the three months ended September 30, 2006 was attributable to rental and other revenue of approximately $5,007,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,425,000 and approximately $1,099,000 of depreciation and amortization expense. The Local Partnerships’ loss from operations of approximately $695,000 for the three months ended September 30, 2005 was attributable to rental and other revenue of approximately $5,067,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,670,000 and approximately $1,092,000 of depreciation and amortization expense. The Local Partnerships’ operating revenues and expenses have decreased in 2006 as compared to 2005 as the result of recent Property sales and Registrant’s withdrawal from certain Local Partnerships. The results of operations of the Local Partnerships for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

Registrant’s operations for the nine months ended December 30, 2006 and 2005 resulted in net income (loss) of $15,066 and $(343,437), respectively. The increase in net income is primarily attributable to (i) an increase in gain on disposal of limited partner interests/local partnership properties approximately $321,000, (ii) an increase in other income from local partnerships of approximately $103,000 and (iii) a decrease in operating expenses of approximately $83,000, all partially offset by an increase in equity in loss of investment in local partnerships of approximately $144,000, which increase is primarily the result of an increase in advances made to certain Local Partnerships in fiscal 2006 that were written off as equity in loss of investment in local partnerships and an increase in the operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the nine months ended December 30, 2006 and 2005 resulted from a net unrealized loss on investments in bonds of $2,722 and $25,849, respectively.

The Local Partnerships’ loss from operations of approximately $1,933,000 for the nine months ended September 30, 2006 was attributable to rental and other revenue of approximately $15,060,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $13,793,000 and approximately $3,200,000 of depreciation and amortization expense. The Local Partnerships’ loss from operations of approximately $2,275,000 for the nine months ended September 30, 2005 was attributable to rental and other revenue of approximately $15,887,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $14,795,000 and approximately $3,367,000 of depreciation and amortization expense. The Local Partnerships’ operating revenues and expenses have decreased in 2006 as compared to 2005 as the result of recent Property sales and Registrant’s withdrawal from certain Local Partnerships. The results of operations of the Local Partnerships for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton Gardens Associates (“Powelton”) was sold, in connection with which Powelton recognized a gain on sale of property of $438,657 that is included in the statement of operations of the Local Partnerships for the nine months ended September 30, 2006 included herein Note 3. Registrant received $240,502 in connection with the sale, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the nine months ended December 30, 2006. Powelton has since been dissolved; the Compliance Period in connection with Powelton expired prior to such sale.

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, whereby Registrant received $40,000 in May 2007. Such amount received is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the nine months ended December 30, 2006 and is reflected as due from local partnerships in the accompanying balance sheet as of December 30, 2006. Registrant withdrew from Dermott effective December 31, 2006; the Compliance Period for Dermott expired prior to such sale.

Effective June 2006, Registrant withdrew from 2000-2100 Christian Street Associates (“Christian Street”) and received consideration of $40,000, which is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the nine months ended December 30, 2006. The Compliance Period for Christian Street expired prior to such withdrawal.

In January 2006, Registrant sold its limited partner interest in York Park Associates Limited Partnership (“York Park”) to an affiliate of one of York Park’s general partners. Registrant received $500,000 in connection with the sale, all of which was received during the nine months ended December 30, 2006. The Compliance Period for York Park expired prior to such sale.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) was sold on March 31, 2005, in connection with which Elm Hill recognized a gain on sale of property of $1,177,998 that is included in the statement of operations of the Local Partnerships for the nine months ended September 30, 2005 included herein Note 3. Elm Hill has since been dissolved. The Partnership received $995,780 in connection with the sale, of which $104,221 was received during the nine months ended December 30, 2006. The Compliance Period for Elm Hill expired prior to such sale.

Registrant advanced $64,000 to Ann Ell Apartments Associates, Ltd., (“Ann Ell”) during the nine months ended December 30, 2006 to fund operating deficits. Registrant has made cumulative advances to Ann Ell of $533,545 as of December 30, 2006. In addition, Ann Ell’s Non-Mandatory second mortgage matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Ann Ell has expired.

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

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgages. Pendleton reported an operating deficit of approximately $19,000 for the nine months ended September 30, 2006, which includes property management fees of approximately $12,000. In addition, one of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton has expired.

The terms of the partnership agreement of Patton Place Limited Partnership (“Patton Place”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2006, Patton Place reported an operating deficit of approximately $32,000, which includes property management fees of approximately $7,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. The Compliance Period for Patton Place has expired.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership (“Hill Com II”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgages. During the nine months ended September 30, 2006, Hill Com II reported an operating deficit of approximately $40,000, which includes property management fees of approximately $17,000. The Local General Partners represent that payments on the mortgages and real estate taxes are current. Registrant’s investment balance in Hill Com II, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Hill Com II has expired.

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

Item 4.  Controls and Procedures

As of December 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 30, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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