Form 10-K
period 2007-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2008-03-14
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2007

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

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the pro tection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

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

Item1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2006		Subsidy (see footnotes)

1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796		$300,336		(1a&f	)

2000-2100 Christian Street Associates (8), (11) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		--	(8)

Ann Ell Apartments Associates, Ltd. (11) Ann Ell Apartments Miami Beach, Florida	54	1,139,204		1,852,831		(1b	)

Auburn Hills Apartments Limited Partnership Auburn Hills Apartments Cabot, Arkansas	24	201,649		776,481		(1b	)

Auburn Hills Townhouses Limited Partnership Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		6,009,240		(1a&f	)

Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741	(2)	1,408,946		(1b	)

Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		785,399		(1b	)

Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	1,077,661		(1b&c	)

Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199		1,421,635		(1b	)

Carrington Limited Dividend Housing Association Limited Partnership (10) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	3,123,538		(1d	)

Christian Street Associates Limited Partnership (5), (11) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		--	(5)

Cityside Apartments, Phase II, L.P. Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		6,420,596		(1a,b&f	)

Cleveland Square, Ltd. Cleveland Square Apartments Cleveland, Texas	48	223,327		782,416		(1b	)

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2006		Subsidy (see footnotes)

College Avenue Apartments Limited Partnership (6), (11) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$--	(6)

Corrigan Square, Ltd. Corrigan Square Apartments Corrigan, Texas	96	372,833		1,348,740		(1b	)

De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051		1,307,542		(1b	)

Dermott Villas Limited Partnership (9) Dermott Villas Dermott, Arkansas	32	272,802		--	(9)

Eagle View, Ltd. Eagle View Apartments Clearfield, Kentucky	14	102,850		381,380		(1b	)

Elm Hill Housing Limited Partnership (6) Elm Hill Housing Boston, Massachusetts	142	5,712,391		--	(6)

Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838		734,006		(1b	)

Forest Village Housing Partnership (3), (11) Forest Village Apartments Auburn, Washington	89	1,706,079		--	(3)

Harborside Housing Limited Partnership Cal-View Apartments East Chicago, Indiana	255	1,789,434		2,267,737		(1a,b&f	)

Hill Com I Associates Limited Partnership (4) Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635		1,165,986		(1a,f&g	)

Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172		938,031		(1a,f&g	)

Hughes Manor Limited Partnership Hughes Manor Hughes, Arkansas	32	287,261		1,086,784		(1b	)

Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	90,878	(2)	750,756		(1b&c	)

Item 2. Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2006		Subsidy (see footnotes)

Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$6,690,525		(1a,b&f	)

Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	741,086		(1b&c	)

Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225		688,824		(1b	)

Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080		(1b	)

Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645		684,086		(1b	)

Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952		578,039		(1b&c	)

Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	1,832,459		(1b&c	)

Nixa Heights Apartments, L.P. Nixa Heights Apartments Nixa, Missouri	40	250,030		977,692		(1b	)

North Hills Farms Limited Partnership North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		1,772,336		(1a&f	)

Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044		714,970		(1a&f	)

Plantersville Family, L.P. Regal Ridge Apartments Plantersville, Mississippi	24	152,268		579,818		(1b	)

Powelton Gardens Associates (9) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		--	(9)

Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419	(2)	1,121,965		(1b	)

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2006		Subsidy (see footnotes)

Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	$603,552	(2)	$1,647,041		(1b&e	)

Renova Properties, L.P. Hymon Lucas Manor Renova, Mississippi	24	165,582		623,234		(1b&c	)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	1,331,008		(1a,b&f	)

Simpson County Family, L.P. Azalea Apartments Magee, Mississippi	24	211,823		796,508		(1c	)

Summers Village Limited Partnership Summers Village Apartments Summersville, West Virginia	24	194,674		789,881		(1b	)

Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984		716,817		(1b	)

The Pendleton (A Louisiana Partnership in Commendam) The Pendleton Shreveport, Louisiana	36	447,621		506,888		(1a,b&f	)

Trenton Heights Apartments, L.P. Trenton Heights Apartments Trenton, Mississippi	40	100,434		428,557		(1b	)

Twin Pine Family, L.P. Twin Pine Apartments Louisville, Mississippi	24	163,172		577,173		(1b	)

Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216		1,185,247		(1b	)

York Park Associates Limited Partnership (7) York Park Apartments Dundalk, Maryland	80	2,146,200		--	(7)
		$48,187,347		$63,227,225

(1)	Description of subsidies:

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

(5)	Registrant withdrew from the Local Partnership during the year ended March 30, 2006.

(6)
The underlying Property was sold during the year ended March 30, 2006 and the Local Partnership was subsequently dissolved (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)
Registrant sold its limited partner interest to an affiliate of one of the Local General Partners during the year ended March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)
Registrant withdrew from the Local Partnership during the year ended March 30, 2007 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)
The underlying Property was sold in two separate transactions in September 2006 and October 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
Registrant assigned its limited partner interest to one of the Local General Partners during the year ended March 30, 2007 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2007 and 2006.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the “Tax Credits”), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2006 and 2005 and the cumulative Tax Credits, net of recaptured Low-income Tax Credits, allocated from inception through December 31, 2006 are as follows:

	Historic Rehabilitation Tax Credits	Net Low-income Tax Credits
Tax year ended December 31, 2006	$--	$--
Tax year ended December 31, 2005	--	.05

Cumulative totals	$6.56	$1,492.89

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit through December 31, 2006, net of circumstances which have given rise to, and notwithstanding future circumstances which may give rise to recapture and loss of future benefits (see Part I, Item 2 - Properties and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein). The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2001 and the Compliance Periods of the Local Partnerships have expired as of December 31, 2006.

Recent Sales of Unregistered Securities

None

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2007	2006	2005	2004	2003

Interest and other revenue	$272,360	$181,897	$178,340	$178,493	$214,972

Equity in loss of investment in local partnerships	$(111,972)	$(2,294,169)	$(832,022)	$(2,515,371)	$(652,415)

Gain on disposal of limited partner interests/local partnership properties	$395,607	$604,221	$--	$--	$846,531

Net loss	$(134,200)	$(2,264,870)	$(1,413,929)	$(3,139,682)	$(330,117)

Net loss per unit of limited partnership interest	$(2.38)	$(40.22)	$(25.11)	$(55.76)	$(5.86)

	As of March 30,
	2007	2006	2005	2004	2003

Total assets	$3,458,514	$4,071,171	$6,202,964	$7,887,404	$10,852,760

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 30, 2007, Registrant has cash and cash equivalents and investments in bonds totaling $2,066,216, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. As of March 30, 2007, Registrant’s investments in bonds represent U.S. Treasury debt securities of $800,618 that mature in 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2007, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, distributions from Local Partnerships and proceeds from the disposal of certain limited partner interests/local partnership properties and utilized cash for operating expenses and advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $5,000 during the year ended March 30, 2007 (which includes a net unrealized loss on investments in bonds of approximately $1,000 and the accretion of zero coupon bonds of approximately $38,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2007, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2006 of $111,972, partially offset by advances to a Local Partnership of $64,000 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2007 include cumulative deferred administration fees and management fees of $1,313,928.

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

Registrant’s operations for the years ended March 30, 2007, 2006 and 2005 resulted in net losses of $134,200, $2,264,870 and $1,413,929, respectively. The decrease in net loss from fiscal 2006 to fiscal 2007 is primarily attributable to (i) a decrease in equity in loss of investment in local partnerships of approximately $2,182,000, (ii) an increase in other income from local partnerships of approximately $93,000 and (iii) a decrease in operating expenses of approximately $67,000, all partially offset by a decrease in gain on disposal of limited partner interests/local partnership properties of approximately $209,000. The increase in net loss from fiscal 2005 to fiscal 2006 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $1,462,000, partially offset by a gain of approximately $604,000 recognized in fiscal 2006 in connection with the sale of the Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) and Registrant’s sale of its limited partner interest in York Park Associates Limited Partnership (“York Park”) (see discussion below). Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating results of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships’ net loss of approximately $2,171,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $4,235,000, gain on sale of property of approximately $671,000 and interest on non-mandatory debt of approximately $627,000, and does not include principal payments on permanent mortgages of approximately $1,474,000. The Local Partnerships’ net loss of approximately $1,869,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $4,470,000, gain on sale of property of approximately $1,371,000 and interest on non-mandatory debt of approximately $730,000, and does not include principal payments on permanent mortgages of approximately $1,584,000. The Local Partnerships’ net loss of approximately $2,953,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $4,993,000 and interest on non-mandatory debt of approximately $818,000, and does not include principal payments on permanent mortgages of approximately $1,628,000. The rental income and total expenses have decreased over the last two years primarily as a result of the sale of the Property owned by Powelton Gardens Associates (“Powelton”) in a series of two separate transactions in September 2006 and October 2006, the sale of the Property owned by Dermott Villas Limited Partnership (“Dermott”) in October 2006, the withdrawal of Registrant from 2000-2100 Christian Street Associates (“2000 Christian Street”) in June 2006, the sale of Registrant’s limited partner interest in York Park in January 2006, the sale of the Property owned by College Avenue Apartments Limited Partnership (“College Avenue”) in July 2005, Registrant’s withdrawal from Christian Street Associates Limited Partnership (“Christian Street”) in May 2005 and the sale of the Elm Hill Property in March 2005 (see discussion in Item 2 above and below herein Item 7 under Local Partnership Matters). The results of operations of the Local Partnerships for the year ended December 31, 2006 are not necessarily indicative of results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton was sold, in connection with which Powelton recognized a gain on sale of property of $438,657 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2006 included herein Note 5. Registrant received $240,502 in connection with the sale, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2007. Powelton has since been dissolved; the Compliance Period in connection with Powelton expired prior to such sale.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Property owned by Dermott was sold in October 2006, in connection with which Dermott recognized a gain on sale of property of $227,377 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2006 included herein Note 5. Registrant received $40,000 in connection with the sale, which amount is reflected as due from local partnerships in the accompanying balance sheet of Registrant as of March 30, 2007 and is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year then ended. Registrant withdrew from Dermott effective December 31, 2006; the Compliance Period for Dermott expired prior to such sale.

Effective February 2007, Registrant assigned its limited partner interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) to one of Carrington’s general partners, whereby Registrant received $75,105. Such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2007. The Compliance Period for Carrington expired prior to such assignment.

In June 2006, Registrant withdrew from 2000 Christian Street and received consideration of $40,000, which is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2007. The Compliance Period for Christian Street expired prior to such withdrawal.

In January 2006, Registrant sold its limited partner interest in York Park to an affiliate of one of York Park’s general partners. Registrant received $500,000 in connection with the sale, all of which was received during the year ended March 30, 2007. The Compliance Period for York Park expired prior to such sale.

The Property owned by Elm Hill was sold on March 31, 2005, in connection with which Elm Hill recognized a gain on sale of property of $1,177,998 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2005 included herein Note 5. Elm Hill has since been dissolved. The Partnership received $995,780 in connection with the sale, of which $104,221 was received during the year ended March 30, 2007. The Compliance Period for Elm Hill expired prior to such sale.

Registrant advanced $64,000 to Ann Ell Apartments Associates, Ltd., (“Ann Ell”) during the year ended March 30, 2007 to fund operating deficits. Registrant has made cumulative advances to Ann Ell of $533,545 as of March 30, 2007. In addition, Ann Ell’s Non-Mandatory second mortgage matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Ann Ell has expired.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default as of December 2007. The Local General Partner is currently examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Queen Lane has expired.

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

The terms of the partnership agreement of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgages. Pendleton incurred an operating deficit of approximately $28,000 for the year ended December 31, 2006, which includes property management fees of approximately $16,000. In addition, one of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton has expired.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Patton Place Limited Partnership (“Patton Place”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2006, Patton Place incurred an operating deficit of approximately $31,000, which includes property management fees of approximately $11,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. The Compliance Period for Patton Place has expired.

The terms of the partnership agreement of Hill Com II Associates Limited Partnership (“Hill Com II”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgages. During the year ended December 31, 2006, Hill Com II incurred an operating deficit of approximately $33,000, which includes property management fees of approximately $24,000. The Local General Partners represent that payments on the mortgages and real estate taxes are current. Registrant’s investment balance in Hill Com II, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Hill Com II has expired.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

As of March 30, 2007, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Accounts Payable and Accrued Expenses (1)	$344,665	$--	$344,665	$--	$--

Payable to General Partner and Affiliates (2)	969,263	--	969,263	--	--

	$1,313,928	$--	$1,313,928	$--	$--

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

Registrant has invested a significant portion of its working capital reserves in U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds mature in 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 8.	Financial Statements and Supplementary Data

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2007 and 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the years ended March 30, 2007, 2006 and 2005, we did not audit the financial statements of certain investee partnerships, which investments represent $1,178,468 and $123,908, respectively, in total assets as of March 30, 2007 and 2006 and $(33,850), $25,360 and $(399,288), respectively, of total income (losses) for the years ended March 30, 2007, 2006 and 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2007 and 2006, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 11, 2008

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2007 AND 2006

	Notes	2007	2006

ASSETS

Cash and cash equivalents	3,9	$1,265,598	$1,096,927
Investments in bonds	4,9	800,618	964,306
Due from local partnerships	5,9	40,000	604,221
Investment in local partnerships	5,8	1,352,298	1,400,270
Interest receivable	9		5,447

		$3,458,514	$4,071,171

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$511,018	$645,422
Payable to general partner and affiliates	6,8	969,263	1,312,102

		1,480,281	1,957,524

Commitments and contingencies	5,8

Partners' equity (deficit)	2,4

General partner		(472,978)	(471,636)
Limited partners (55,746 units of limited partnership interest outstanding)		2,452,337	2,585,195
Accumulated other comprehensive income (loss), net		(1,126)	88

		1,978,233	2,113,647

		$3,458,514	$4,071,171

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	Notes	2007	2006	2005

REVENUE

Interest		$107,166	$109,849	$140,533
Other income from local partnerships		165,194	72,048	37,807

TOTAL REVENUE		272,360	181,897	178,340

EXPENSES

Administration fees - affiliate	6,8	222,784	252,048	285,075
Management fees - affiliate	6,8	222,784	252,048	285,075
Professional fees		119,851	104,955	83,472
State of New Jersey filing fee		94,453	95,098	65,758
Printing, postage and other		30,323	52,670	40,867

TOTAL EXPENSES		690,195	756,819	760,247

		(417,835)	(574,922)	(581,907)

Equity in loss of investment in local partnerships	5	(111,972)	(2,294,169)	(832,022)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(529,807)	(2,869,091)	(1,413,929)

Gain on disposal of limited partner interests/local partnership properties	5	395,607	604,221
NET LOSS		(134,200)	(2,264,870)	(1,413,929)

Other comprehensive loss, net	4	(1,214)	(35,031)	(142,252)

COMPREHENSIVE LOSS		$(135,414)	$(2,299,901)	$(1,556,181)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(1,342)	$(22,649)	$(14,139)
Limited partners		(132,858)	(2,242,221)	(1,399,790)

		$(134,200)	$(2,264,870)	$(1,413,929)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(2.38)	$(40.22)	$(25.11)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners’ equity (deficit), March 30, 2004	$(434,848)	$6,227,206	$177,371	$5,969,729

Net loss	(14,139)	(1,399,790)		(1,413,929)

Other comprehensive loss, net			(142,252)	(142,252)

Partners’ equity (deficit), March 30, 2005	(448,987)	4,827,416	35,119	4,413,548

Net loss	(22,649)	(2,242,221)		(2,264,870)

Other comprehensive loss, net			(35,031)	(35,031)

Partners’ equity (deficit), March 30, 2006	(471,636)	2,585,195	88	2,113,647

Net loss	(1,342)	(132,858)		(134,200)

Other comprehensive loss, net			(1,214)	(1,214)

Partners’ equity (deficit), March 30, 2007	$(472,978)	$2,452,337	$(1,126)	$1,978,233

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$75,087	$82,782	$109,379
Cash used for local partnerships for deferred expenses		(6,600)	(7,000)
Cash paid for
administration fees	(585,601)	(208,988)	(270,580)
management fees	(376,881)	(155,704)	(399,174)
professional fees	(96,793)	(94,695)	(84,191)
State of New Jersey filing fee	(77,840)	(75,470)	(85,984)
printing, postage and other expenses	(30,323)	(47,254)	(41,577)

Net cash used in operating activities	(1,092,351)	(505,929)	(779,127)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	165,194	74,434	53,344
Proceeds in connection with disposal of limited partner interests/local partnership properties	959,828	891,559
Maturities/redemptions and sales of bonds	200,000	600,000	887,466
Advances to local partnerships	(64,000)	(53,223)	(171,766)

Net cash provided by (used in) investing activities	1,261,022	1,512,770	(769,044)

Net increase (decrease) in cash and cash equivalents	168,671	1,006,841	(10,083)

Cash and cash equivalents at beginning of year	1,096,927	90,086	100,169

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,265,598	$1,096,927	$90,086

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(1,214)	$(35,031)	$(142,252)

Increase in due from local partnerships	$40,000	$604,221

See reconciliation of net loss to net cash used in operating activities on page 25.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	2007	2006	2005

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(134,200)	$(2,264,870)	$(1,413,929)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	111,972	2,294,169	832,022
Gain on disposal of limited partner interests/local partnership properties	(395,607)	(604,221)
Distributions from local partnerships classified as other income	(165,194)	(72,048)	(37,807)
Gain on redemptions/sales of bonds			(13,112)
Amortization of net premium on investments in bonds		2,338	2,196
Accretion of zero coupon bonds	(37,526)	(37,526)	(37,839)
Decrease in interest receivable	5,447	8,121	17,601
Increase (decrease) in accounts payable and accrued expenses	(134,404)	35,304	(46,655)
Increase (decrease) in payable to general partner and affiliates	(342,839)	139,404	(74,604)
Decrease in other liabilities		(6,600)	(7,000)

NET CASH USED IN OPERATING ACTIVITIES	$(1,092,351)	$(505,929)	$(779,127)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2007, 2006 AND 2005

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
MARCH 30, 2007, 2006 AND 2005

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
MARCH 30, 2007, 2006 AND 2005

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

As of March 30, 2007, the Partnership has $1,265,598 in cash and cash equivalents, virtually all of which is deposited in an interest-bearing account with an institution that is not insured by the Federal Deposit Insurance Corporation.

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

As of March 30, 2007 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities after one year through five years	$801,744	$-	$(1,126)	$800,618

As of March 30, 2006 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities within one year	$200,000	$1,246	$--	$201,246

U.S. Treasury debt securities after one year through five years	764,218	--	(1,158)	763,060

	$964,218	$1,246	$(1,158)	$964,306

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships

As of March 30, 2007, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.	1989 Westview Arms Limited Partnership;
2.	Ann Ell Apartments Associates, Ltd. (“Ann Ell”)*;
3.	Auburn Hills Apartments Limited Partnership;
4.	Auburn Hills Townhouses Limited Partnership;
5.	Batesville Family, L.P.;
6.	Browning Road Phase I, L.P.;
7.	Bruce Housing Associates, L.P.;
8.	Canton Partners, L.P.;
9.	Cityside Apartments, Phase II, L.P.*;
10.	Cleveland Square, Ltd.;
11.	Corrigan Square, Ltd.;
12.	De Queen Villas Limited Partnership;
13.	Eagle View, Ltd.;
14.	Eudora Manor Limited Partnership;
15.	Harborside Housing Limited Partnership;
16.	Hill Com I Associates Limited Partnership;
17.	Hill Com II Associates Limited Partnership;
18.	Hughes Manor Limited Partnership;
19.	Ivy Family, L.P.;
20.	Lakeside Housing Limited Partnership;
21.	Lawrence Road Properties, Ltd.;
22.	Lexington Estates Ltd., A Mississippi Limited Partnership;
23.	Littleton Avenue Community Village, L.P. (“Littleton”)*;
24.	Lula Courts Ltd., L.P.;
25.	Magee Elderly, L.P.;
26.	Mirador del Toa Limited Partnership;
27.	Nixa Heights Apartments, L.P.;
28.	North Hills Farms Limited Partnership;
29.	Patton Place Limited Partnership;
30.	Plantersville Family, L.P.;
31.	Purvis Heights Properties, L.P.;
32.	Queen Lane Investors (“Queen Lane”);
33.	Renova Properties, L.P.;
34.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
35.	Simpson County Family, L.P.;
36.	Summers Village Limited Partnership;
37.	Tchula Courts Apartments, L.P.;
38.	The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”);
39.	Trenton Heights Apartments, L.P.;
40.	Twin Pine Family, L.P.; and
41.	Village Creek Limited Partnership.

*An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

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

	The Partnership	ATCP III
Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”)	33.05	65.95
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Period for all of the Local Partnerships has expired as of December 31, 2006. The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has made capital contributions in the aggregate amount of $48,187,347, which includes advances made to certain Local Partnerships. As of December 31, 2006, the Local Partnerships have outstanding mortgage loans payable totaling approximately $63,227,000 and accrued interest payable on such loans totaling approximately $8,368,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners’ capital was $2,407,462, $2,587,994 and $2,420,514 for the years ended December 31, 2006, 2005 and 2004, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in certain Local Partnerships by $2,112,852 and $350,184 for the years ended March 30, 2006 and 2005, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

The combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2006, 2005 and 2004 are reflected on pages 31 and 32, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 are as follows:

	2006	2005
ASSETS

Cash and cash equivalents	$1,588,464	$1,876,849
Rents receivable	358,634	418,063
Escrow deposits and reserves	5,304,636	5,963,334
Land	3,397,304	3,762,971
Buildings and improvements (net of accumulated depreciation of $70,976,013 and $71,922,960)	52,689,974	60,069,674
Intangible assets (net of accumulated amortization of $400,750 and $464,456)	628,927	785,994
Other assets	1,348,751	1,248,654

	$65,316,690	$74,125,539

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,428,231	$2,733,421
Due to related parties	1,966,081	3,366,451
Mortgage loans	63,227,225	72,511,042
Notes payable	938,766	967,767
Accrued interest	8,368,416	9,473,727
Other liabilities	725,035	637,950

	77,653,754	89,690,358

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	31,578,759	36,337,522
Cumulative loss	(25,000,091)	(29,497,412)

	6,578,668	6,840,110

General partners and other limited partners
Capital contributions, net of distributions	3,472,712	3,485,189
Cumulative loss	(22,388,444)	(25,890,118)

	(18,915,732)	(22,404,929)

	(12,337,064)	(15,564,819)

	$65,316,690	$74,125,539

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

REVENUE

Rental	$19,235,667	$20,495,958	$22,323,903
Interest and other	583,279	692,563	696,219

TOTAL REVENUE	19,818,946	21,188,521	23,020,122

EXPENSES

Administrative	4,326,362	4,511,740	4,629,213
Utilities	3,384,352	3,718,516	3,490,569
Operating and maintenance	4,530,632	4,563,744	4,818,537
Taxes and insurance	2,384,932	2,594,753	2,449,773
Financial	3,799,513	4,569,364	5,592,706
Depreciation and amortization	4,234,965	4,470,170	4,992,584

TOTAL EXPENSES	22,660,756	24,428,287	25,973,382

Loss from operations before gain on sale
of properties	(2,841,810)	(3,239,766)	(2,953,260)

Gain on sale of properties	671,141	1,370,721

NET LOSS	$(2,170,669)	$(1,869,045)	$(2,953,260)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$(12,736)	$986,483	$(481,838)
General partners and other limited partners, which includes specially allocated items of revenue to certain general partners of $524,301, $71,625 and $315,118, and Partnership loss in excess of investment of $2,407,462, $2,587,994 and $2,420,514	(2,157,933)	(2,855,528)	(2,471,422)

	$(2,170,669)	$(1,869,045)	$(2,953,260)

*The 2006 and 2005 amounts include an allocation from Local Partnerships whose Properties were sold. The Partnership recognizes any cash received in connection with such sales as income when received and recognizes the loss allocation from operations, which losses for the years ended December 31, 2006 and 2005 were $111,972 and $181,317, respectively (see discussion below herein Note 5).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2007 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2006	Investment during the year ended March 30, 2007	Partnership's equity in income (loss) for the year ended December 31, 2006		Adjustment to carrying value during the year ended March 30, 2007	Cash distributions received during the year ended March 30, 2007 (3)	Investment in Local Partnership balance as of March 30, 2007
1989 Westview Arms Limited Partnership	$123,908	$--	$17,446		$--	$--	$141,354
2000-2100 Christian Street Associates	--	--	--	(2)	--	--	--
Ann Ell Apartments Associates, Ltd.	--	64,000	(64,000)	(1)	--	--	--
Auburn Hills Apartments Limited Partnership	--	--	--	(2)	--	--	--
Auburn Hills Townhouses Limited Partnership	--	--	--	(2)	--	--	--
Batesville Family, L.P.	--	--	--	(2)	--	--	--
Browning Road Phase I, L.P.	--	--	--	(2)	--	--	--
Bruce Housing Associates, L.P.	--	--	--	(2)	--	--	--
Canton Partners, L.P.	--	--	--	(2)	--	--	--
Carrington Limited Dividend Housing Association Limited Partnership	--	--	--	(2)	--	--	--
Cityside Apartments, Phase II, L.P.	--	--	--	(2)	--	--	--
Cleveland Square, Ltd.	--	--	--	(2)	--	--	--
Corrigan Square, Ltd.	--	--	--	(2)	--	--	--
De Queen Villas Limited Partnership	--	--	--	(2)	--	--	--
Dermott Villas Limited Partnership	--	--	--	(2)	--	--	--
Eagle View, Ltd.	--	--	--	(2)	--	--	--
Eudora Manor Limited Partnership	--	--	--	(2)	--	--	--
Harborside Housing Limited Partnership	--	--	--	(2)	--	--	--
Hill Com I Associates Limited Partnership	--	--	--	(2)	--	--	--
Hill Com II Associates Limited Partnership	--	--	--	(2)	--	--	--
Hughes Manor Limited Partnership	--	--	--	(2)	--	--	--
Ivy Family, L.P.	--	--	--	(2)	--	--	--
Lakeside Housing Limited Partnership	--	--	--	(2)	--	--	--
Lawrence Road Properties, Ltd.	--	--	--	(2)	--	--	--
Lexington Estates Ltd.	--	--	--	(2)	--	--	--
Littleton Avenue Community Village, L.P.	--	--	--	(2)	--	--	--
Lula Courts Ltd., L.P.	--	--	--	(2)	--	--	--
Magee Elderly, L.P.	--	--	--	(2)	--	--	--
Mirador del Toa Limited Partnership	--	--	--	(2)	--	--	--
Nixa Heights Apartments, L.P.	--	--	--	(2)	--	--	--
North Hills Farms Limited Partnership	1,212,318	--	(33,850)		--	--	1,178,468
Patton Place Limited Partnership	64,044	--	(31,568)		--	--	32,476
Plantersville Family, L.P.	--	--	--	(2)	--	--	--
Powelton Gardens Associates	--	--	--	(2)	--	--	--
Purvis Heights Properties, L.P.	--	--	--	(2)	--	--	--
Queen Lane Investors	--	--	--	(2)	--	--	--
Renova Properties, L.P.	--	--	--	(2)	--	--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--	(2)	--	--	--
Simpson County Family, L.P.	--	--	--	(2)	--	--	--
Summers Village Limited Partnership	--	--	--	(2)	--	--	--
Tchula Courts Apartments, L.P.	--	--	--	(2)	--	--	--
The Pendleton	--	--	--	(2)	--	--	--
Trenton Heights Apartments, L.P.	--	--	--	(2)	--	--	--
Twin Pine Family, L.P.	--	--	--	(2)	--	--	--
Village Creek Limited Partnership	--	--	--	(2)	--	--	-
	$1,400,270	$64,000	$(111,972)		$--	$--	$1,352,298

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	The total excludes $165,194 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2006 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2005	Investment during the year ended March 30, 2006	Partnership's equity in income (loss) for the year ended December 31, 2005		Adjustment to carrying value during the year ended March 30, 2006		Cash distributions received during the year ended March 30, 2006 (3)	Investment in Local Partnership balance as of March 30, 2006
1989 Westview Arms Limited Partnership	$98,548	$--	$25,360		$--		$--	$123,908
2000-2100 Christian Street Associates	--	--	--	(2)	--		--	--
Ann Ell Apartments Associates, Ltd.	--	--	--	(2)	--		--	--
Auburn Hills Apartments Limited Partnership	--	--	--	(2)	--		--	--
Auburn Hills Townhouses Limited Partnership	--	--	--	(2)	--		--	--
Batesville Family, L.P.	--	--	--	(2)	--		--	--
Browning Road Phase I, L.P.	--	--	--	(2)	--		--	--
Bruce Housing Associates, L.P.	--	--	--	(2)	--		--	--
Canton Partners, L.P.	--	--	--	(2)	--		--	--
Carrington Limited Dividend Housing Association Limited Partnership	10,945	--	(10,945)	(1)	--		--	--
Christian Street Associates Limited Partnership	--	--	--	(2)	--		--	--
Cityside Apartments, Phase II, L.P.	--	--	--	(2)	--		--	--
Cleveland Square, Ltd.	--	--	--	(2)	--		--	--
College Avenue Apartments Limited Partnership	--	49,923	(49,923)	(1)	--		--	--
Corrigan Square, Ltd.	--	--	--	(2)	--		--	--
De Queen Villas Limited Partnership	--	--	--	(2)	--		--	--
Dermott Villas Limited Partnership	--	--	--	(2)	--		--	--
Eagle View, Ltd.	--	--	--	(2)	--		--	--
Elm Hill Housing Limited Partnership	891,559	--	--	(2)	--		(891,559)	--
Eudora Manor Limited Partnership	--	--	--	(2)	--		--	--
Harborside Housing Limited Partnership	--	--	--	(2)	--		--	--
Hill Com I Associates Limited Partnership	--	--	--	(2)	--		--	--
Hill Com II Associates Limited Partnership	--	--	--	(2)	--		--	--
Hughes Manor Limited Partnership	--	--	--	(2)	--		--	--
Ivy Family, L.P.	--	--	--	(2)	--		--	--
Lakeside Housing Limited Partnership	--	--	--	(2)	--		--	--
Lawrence Road Properties, Ltd.	--	--	--	(2)	--		--	--
Lexington Estates Ltd.	--	--	--	(2)	--		--	--
Littleton Avenue Community Village, L.P.	--	--	--	(2)	--		--	--
Lula Courts Ltd., L.P.	--	--	--	(2)	--		--	--
Magee Elderly, L.P.	--	--	--	(2)	--		--	--
Mirador del Toa Limited Partnership	--	--	--	(2)	--		--	--
Nixa Heights Apartments, L.P.	--	--	--	(2)	--		--	--
North Hills Farms Limited Partnership	3,444,147	--	(121,829)		(2,110,000)	(4)	--	1,212,318
Patton Place Limited Partnership	85,266	--	(21,222)		--		--	64,044
Plantersville Family, L.P.	--	--	--	(2)	--		--	--
Powelton Gardens Associates	--	--	--	(2)	--		--	--
Purvis Heights Properties, L.P.	4,696	--	542		(2,852)	(4)	(2,386)	--
Queen Lane Investors	--	--	--	(2)	--		--	--
Renova Properties, L.P.	--	--	--	(2)	--		--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--	(2)	--		--	--
Simpson County Family, L.P.	--	--	--	(2)	--		--	--
Summers Village Limited Partnership	--	--	--	(2)	--		--	--
Tchula Courts Apartments, L.P.	--	--	--	(2)	--		--	--
The Pendleton	--	3,300	(3,300)	(2)	--		--	--
Trenton Heights Apartments, L.P.	--	--	--	(2)	--		--	--
Twin Pine Family, L.P.	--	--	--	(2)	--		--	--
Village Creek Limited Partnership	--	--	--	(2)	--		--	--
York Park Associates Limited Partnership	--	--	--	(2)	--		--	--
	$4,535,161	53,223	$(181,317)		$(2,112,852)		$(893,945)	$1,400,270

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	The total excludes $72,048 of distributions received classified as other income from local partnerships.
(4)	The Partnership has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2006 is as follows:
Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation
1989 Westview Arms Limited Partnership	$300,336	$20,275	$736,245	$(332,017)
Ann Ell Apartments Associates, Ltd.	1,852,831	199,645	2,838,576	(1,683,381)
Auburn Hills Apartments Limited Partnership	776,481	48,245	1,015,254	(441,273)
Auburn Hills Townhouses Limited Partnership	6,009,240	225,000	13,027,482	(8,238,436)
Batesville Family, L.P.	1,408,946	52,000	1,871,107	(893,995)
Browning Road Phase I, L.P.	785,399	43,000	1,133,133	(712,119)
Bruce Housing Associates, L.P.	1,077,661	16,000	1,609,710	(860,809)
Canton Partners, L.P.	1,421,635	35,000	1,906,786	(1,032,010)
Carrington Limited Dividend Housing Association Limited Partnership	3,123,538	200,000	6,617,582	(3,988,180)
Cityside Apartments, Phase II, L.P.	6,420,596	87,997	14,242,965	(8,693,591)
Cleveland Square, Ltd.	782,416	20,000	1,253,101	(782,333)
Corrigan Square, Ltd.	1,348,740	63,358	1,951,848	(1,196,477)
De Queen Villas Limited Partnership	1,307,542	37,000	1,695,761	(712,457)
Eagle View, Ltd.	381,380	35,000	504,033	(219,573)
Eudora Manor Limited Partnership	734,006	16,000	963,741	(415,386)
Harborside Housing Limited Partnership	2,267,737	39,400	6,791,590	(3,380,106)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,825,121	(1,468,309)
Hill Com II Associates Limited Partnership	938,031	112,110	2,396,773	(1,359,846)
Hughes Manor Limited Partnership	1,086,784	16,007	1,422,747	(618,432)
Ivy Family, L.P.	750,706	11,000	1,121,325	(639,336)
Lakeside Housing Limited Partnership	6,690,525	50,000	11,938,171	(6,200,719)
Lawrence Road Properties, Ltd.	741,086	50,000	973,606	(459,758)
Lexington Estates Ltd.	688,824	30,750	914,819	(585,831)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,394,467	(4,418,152)
Lula Courts Ltd., L.P.	684,086	19,600	912,292	(585,673)
Magee Elderly, L.P.	578,039	30,000	761,789	(361,361)
Mirador del Toa Limited Partnership	1,832,459	105,000	2,364,101	(1,512,129)
Nixa Heights Apartments, L.P.	977,692	31,500	1,346,211	(587,601)
North Hills Farms Limited Partnership	1,772,336	525,000	13,472,680	(9,055,487)
Patton Place Limited Partnership	714,970	56,015	1,790,996	(752,255)
Plantersville Family, L.P.	579,818	12,000	810,847	(477,187)
Purvis Heights Properties, L.P.	1,121,965	47,000	1,571,653	(688,618)
Queen Lane Investors	1,647,041	60,301	2,840,568	(1,622,323)
Renova Properties, L.P.	623,234	22,700	891,708	(498,820)
Santa Juanita Limited Dividend Partnership L.P.	1,331,008	228,718	2,470,639	(1,494,617)
Simpson County Family, L.P.	796,508	24,700	1,112,083	(616,432)
Summers Village Limited Partnership	789,881	71,000	969,818	(420,835)
Tchula Courts Apartments, L.P.	716,817	10,000	960,710	(668,403)
The Pendleton	506,888	40,000	1,269,163	(826,611)
Trenton Heights Apartments, L.P.	428,557	29,200	638,225	(302,075)
Twin Pine Family, L.P.	577,173	7,000	864,863	(495,079)
Village Creek Limited Partnership	1,185,247	37,950	1,471,698	(677,981)
	$63,227,225	$3,397,304	$123,665,987	$(70,976,013)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2005 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation
1989 Westview Arms Limited Partnership	$333,350	$20,275	$736,245	$(314,441)
2000-2100 Christian Street Associates	2,234,183	--	31,325	(6,346)
Ann Ell Apartments Associates, Ltd.	1,915,376	199,645	2,838,576	(1,580,450)
Auburn Hills Apartments Limited Partnership	780,175	48,245	1,015,254	(416,370)
Auburn Hills Townhouses Limited Partnership	6,137,194	225,000	12,903,106	(7,747,645)
Batesville Family, L.P.	1,414,432	52,000	1,849,449	(846,743)
Browning Road Phase I, L.P.	796,801	43,000	1,098,513	(666,471)
Bruce Housing Associates, L.P.	1,083,041	16,000	1,501,937	(811,723)
Canton Partners, L.P.	1,427,217	35,000	1,881,433	(990,330)
Carrington Limited Dividend Housing Association Limited Partnership	3,178,196	200,000	6,612,228	(3,744,697)
Cityside Apartments, Phase II, L.P.	6,616,823	87,997	14,242,965	(8,175,719)
Cleveland Square, Ltd.	792,543	20,000	1,238,010	(729,514)
Corrigan Square, Ltd.	1,365,792	63,358	1,936,133	(1,120,390)
De Queen Villas Limited Partnership	1,320,695	37,000	1,690,907	(670,356)
Dermott Villas Limited Partnership	1,040,598	15,000	1,397,162	(572,576)
Eagle View, Ltd.	387,012	35,000	504,033	(206,989)
Eudora Manor Limited Partnership	737,121	16,000	953,366	(388,732)
Harborside Housing Limited Partnership	2,484,828	39,400	6,774,393	(3,203,518)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,752,277	(1,350,082)
Hill Com II Associates Limited Partnership	938,031	112,110	2,370,895	(1,266,946)
Hughes Manor Limited Partnership	1,091,648	16,007	1,422,747	(583,808)
Ivy Family, L.P.	758,570	11,000	1,103,816	(604,642)
Lakeside Housing Limited Partnership	6,898,031	50,000	11,938,171	(5,905,982)
Lawrence Road Properties, Ltd.	744,352	50,000	973,606	(434,723)
Lexington Estates Ltd.	692,267	30,750	891,920	(549,289)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,347,334	(4,130,017)
Lula Courts Ltd., L.P.	687,065	19,600	905,324	(551,914)
Magee Elderly, L.P.	580,367	30,000	740,298	(341,912)
Mirador del Toa Limited Partnership	1,841,657	105,000	2,357,697	(1,417,533)
Nixa Heights Apartments, L.P.	982,600	31,500	1,344,626	(555,973)
North Hills Farms Limited Partnership	2,195,111	525,000	13,436,263	(8,598,384)
Patton Place Limited Partnership	754,820	56,015	1,788,394	(707,290)
Plantersville Family, L.P.	583,188	12,000	805,341	(450,241)
Powelton Gardens Associates	720,073	29,207	1,989,883	(1,113,384)
Purvis Heights Properties, L.P.	1,127,010	47,000	1,566,011	(654,922)
Queen Lane Investors	1,513,915	60,301	2,837,184	(1,515,094)
Renova Properties, L.P.	625,978	22,700	856,599	(474,124)
Santa Juanita Limited Dividend Partnership L.P.	1,381,792	228,718	2,462,040	(1,396,142)
Simpson County Family, L.P.	799,634	24,700	1,102,200	(580,369)
Summers Village Limited Partnership	793,334	71,000	969,818	(397,393)
Tchula Courts Apartments, L.P.	720,454	10,000	937,248	(638,195)
The Pendleton	514,698	40,000	1,269,163	(779,030)
Trenton Heights Apartments, L.P.	430,633	29,200	610,668	(287,314)
Twin Pine Family, L.P.	583,359	7,000	860,565	(466,648)
Village Creek Limited Partnership	1,190,427	37,950	1,471,698	(640,886)
York Park Associates Limited Partnership	3,847,585	321,460	5,675,813	(3,337,713)
	$72,511,042	$3,762,971	$131,992,634	$(71,922,960)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2006 is as follows:

	Balance as of December 31, 2005	Net change during the year ended December 31, 2006	Balance as of December 31, 2006

Land	$3,762,971	$(365,667)	$3,397,304
Buildings and improvements	131,992,634	(8,326,647)	123,665,987
	135,755,605	(8,692,314)	127,063,291
Accumulated depreciation	(71,922,960)	946,947	(70,976,013)
	$63,832,645	$(7,745,367)	$56,087,278

The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the year ended March 30, 2007 was $111,972. The amount reflected herein Note 5 in the combined statement of operations of the Local Partnerships for the year ended December 31, 2006 includes an allocation to the Partnership of gain on sale of the Properties owned by Powelton Gardens Associates (“Powelton”) and Dermott Villas Limited Partnership (“Dermott”) (see discussion below). The gains recognized by Powelton and Dermott were $438,657 and $232,484, respectively. Because the Partnership’s investment balance in Powelton and Dermott was zero prior to the sales, the Partnership has recognized income to the extent of proceeds received.

The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the year ended March 30, 2006 was $181,317 (excluding $2,112,852 of adjustments to the carrying value of the Partnership’s investment in certain Local Partnerships as described above herein Note 5). The Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) was sold on March 31, 2005, in connection with which Elm Hill recognized a gain on sale of property of $1,177,998 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2005 included herein Note 5. The Partnership received $891,559 as of March 30, 2006 in connection with the sale and adjusted the carrying value of Elm Hill as described above for the year ended March 30, 2005 based on such anticipated proceeds. Accordingly, although the combined statement of operations of the Local Partnerships for the year ended December 31, 2005 includes an allocation to the Partnership of gain on sale of the Elm Hill property, no such allocation was recorded by the Partnership. Elm Hill has since been dissolved, but the Partnership received additional proceeds in the amount of $104,221. Such amount is included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2006 and in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year then ended.

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton (see discussion above) was sold. The Partnership received $240,502 in connection with the sale, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007. Powelton was subsequently dissolved.

The Property owned by Dermott (see discussion above) was sold in October 2006, whereby the Partnership received $40,000 in May 2007. Such amount is reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2007 and is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year then ended. The Partnership withdrew from Dermott effective December 31, 2006.

Effective February 2007, the Partnership assigned its limited partner interest in Carrington to one of Carrington’s general partners, whereby the Partnership received $75,105. Such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

Effective October 1998, the Partnership and the Local General Partners of 2000-2100 Christian Street Associates (“2000 Christian Street”) and Christian Street Associates Limited Partnership (“Christian Street”) agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”). The Funding Agreements were extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership had advanced $540,848 as of March 30, 2007; no operating deficits were funded in fiscal 2007 or fiscal 2006, while $117,246 was funded in fiscal 2005. Such advances were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1). In May 2005, the Partnership withdrew as a limited partner of Christian Street for consideration of $10; there was no impact on the Partnership’s financial statements as a result of such withdrawal. In June 2006, the Partnership withdrew from 2000 Christian Street for consideration of $40,000; such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007.

In January 2006, the Partnership sold its limited partner interest in York Park Associates Limited Partnership (“York Park”) to an affiliate of one of York Park’s general partners. The Partnership received $500,000 subsequent to March 30, 2006 in connection with the sale; such amount is included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2006 and in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year then ended.

The Partnership advanced $64,000 during the year ended March 30, 2007 to Ann Ell to fund operating deficits. Cumulative advances as of March 30, 2007 and 2006 are $533,545 and $469,545, respectively. The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default as of December 2007. The Local General Partner is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

One of Pendleton’s mortgages, which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. The Partnership has made cumulative advances to Pendleton of $3,300 as of March 30, 2007, which was advanced during the year ended March 30, 2006; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5.	Investment in Local Partnerships (continued)

The Partnership advanced $49,923 and $54,520 during the years ended March 30, 2006 and 2005, respectively, to College Avenue Apartments Limited Partnership (“College Avenue”) to fund operating deficits. Cumulative advances as of March 30, 2007 and 2006 are $176,501. Such advances were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1). The Property owned by College Avenue was sold in July 2005, in connection with which College Avenue recognized a gain on sale of property of $192,723 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2005 included herein Note 5. Although the combined statement of operations of the Local Partnerships for the year ended December 31, 2005 includes an allocation to the Partnership of gain on sale of the College Avenue property, no such allocation was recorded by the Partnership. The Partnership did not receive any proceeds and there is no impact on the Partnership’s financial statements as a result of such sale.

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2007, 2006 and 2005, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2007		2006		2005
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$376,881	$222,784	$155,704	$252,048	$399,174	$285,075

Administration fees (see Note 8)	411,526	222,784	208,988	252,048	245,580	285,075

For the years ended December 31, 2006, 2005 and 2004, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2006		2005		2004
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$105,277	$100,658	$141,187	$142,706	$138,714	$136,397

Insurance premiums and other services	79,229	79,229	31,365	53,218	80,824	120,383

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2007, 2006 and 2005 to the tax return net income (loss) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2007	2006	2005
Financial statement net loss for the years ended March 30, 2007, 2006 and 2005	$(134,200)	$(2,264,870)	$(1,413,929)

Add (less) net transactions occurring between
January 1, 2004 to March 30, 2004	--	--	(136,664)
January 1, 2005 to March 30, 2005	--	(131,732)	131,732
January 1, 2006 to March 30, 2006	(154,456)	154,456	--
January 1, 2007 to March 30, 2007	179,855	--	--

Adjusted financial statement net loss for the years ended December 31, 2006, 2005 and 2004	(108,801)	(2,342,146)	(1,418,861)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	(388,990)	36,671	106,055

Differences arising from gain on disposal of limited partner interests/local partnership properties	3,843,112	(338,198)	--

Differences arising from equity in loss of investment in local partnerships	(2,723,735)	(823,812)	(2,563,606)

Other income from local partnerships	(174,881)	(67,361)	(45,867)

Other differences	1,177	1,356	(12,637)

Tax return net income (loss) for the years ended December 31, 2006, 2005 and 2004	$447,882	$(3,433,490)	$(3,934,916)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2006 and 2005 are as follows:

	2006	2005
Investment in local partnerships - financial reporting	$1,352,298	$1,400,270
Investment in local partnerships - tax	(12,503,949)	(13,111,670)

	$13,856,247	$14,511,940

Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) and an annual additional management fee (“Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $154,816, $176,434 and $199,551 for the years ended March 30, 2007, 2006 and 2005, respectively. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $67,968, $75,614 and $85,524 for the years ended March 30, 2007, 2006 and 2005, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations. Unpaid Management Fees and Additional Management fees in the cumulative amount of $784,283 and $938,380 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2007 and 2006, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (“Administration Fee”) and an annual additional administration fee (“Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $154,816, $176,434 and $199,551 for the years ended March 30, 2007, 2006 and 2005, respectively. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $67,968, $75,614 and $85,524 for the years ended March 30, 2007, 2006 and 2005, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $344,665 and $518,740 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2007 and 2006, respectively. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $184,980 and $373,722 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2007 and 2006, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Eleven Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, two Local Partnerships entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

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

The estimated fair value of the Partnership's financial instruments as of March 30, 2007 and 2006 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007

Total revenue	$171,774	$47,435	$33,418	$19,733

Expenses	(168,258)	(164,442)	(157,907)	(199,588)

Equity in income (loss) of investment in local partnerships	(68,414)	(55,857)	56,815	(44,516)

Gain on sale of limited partner interests/local partnership properties	40,000	104,566	175,936	75,105

Net loss	(24,898)	(68,298)	108,262	(149,266)

Net loss per unit of limited partnership interest	(.44)	(1.22)	1.93	(2.65)

2006

Total revenue	$32,927	$30,388	$89,611	$28,971

Expenses	(174,027)	(211,525)	(187,840)	(183,427)

Equity in income (loss) of investment in local partnerships	(38,808)	23,952	91,885	(2,371,198)

Gain on sale of limited partner interests/local partnership properties	--	--	--	604,221

Net loss	(179,908)	(157,185)	(6,344)	(1,921,433)

Net loss per unit of limited partnership interest	(3.20)	(2.79)	(0.11)	(34.12)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

As of March 30, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any compensation and did not pay any such compensation during the year ended March 30, 2007. During the year ended March 30, 2007, Richman Tax Credits did not pay any compensation to any of its officers or its director.

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

Transactions with General Partner and Affiliates

The net taxable income generated by Registrant during the year ended December 31, 2006 allocated to the General Partner was $4,480. The net taxable income generated by the General Partner during the year ended December 31, 2006 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits was $2,837.

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2007.

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

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2007 and 2006:

	2007	2006

Audit Fees	$70,210	$65,856
Audit-Related Fees	--	--
Tax Fees	$11,000	$11,000
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2007 and 2006.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2007 and 2006 principal accountant fees and services.

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

(3)	Exhibits

Incorporated by
	Exhibit	Reference to

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report dated September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report dated June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report dated June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report dated March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report dated December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report dated December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report dated September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report dated September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report dated March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report dated December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report dated December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report dated September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report dated September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report dated December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report dated September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report dated September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report dated March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report dated December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report dated June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report dated June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report dated March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report dated March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report dated December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report dated September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report dated March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report dated March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report dated March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report dated December 31, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report dated December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report dated September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report dated December 31, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report dated December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report dated March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report dated September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report dated June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report dated March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report dated June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report dated March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report dated March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report dated March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report dated March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report dated March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report dated December 31, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report dated December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report dated March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report dated December 31, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report dated December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report dated March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report dated September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report dated September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report dated December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report dated June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

Incorporated by
	Exhibit	Reference to

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report dated September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report dated March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report dated March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report dated June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report dated June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report dated December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report dated December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report dated March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report dated March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report dated December 30, 1993
(File No. 0-18405)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit	Reference to

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 14 through 33, 47 through 70 and 86 through 88 of prospectus dated May 10, 1989 filed pursuant to	Exhibit 28.1 to Form 10-K Report dated March 30, 1990
	Rule 424(b)(3) under the Securities Act of 1933	(File No. 0-18405)

99.2	Supplement No. 1 dated	Exhibit 28.2 to Form 10-K
	July 25, 1989 of Prospectus	Report dated March 30, 1991
(File No. 0-18405)

99.3	Supplement No. 2 dated	Exhibit 28.3 to Form 10-K
	September 18, 1989 of Prospectus	Report dated March 30, 1991
(File No. 0-18405)

99.4	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.5	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.6	Independent Auditor’s Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.7	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.8	Independent Auditors’ Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.9	Independent Auditor’s Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors’ Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.11	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.11 to Form 10-K Report dated March 30, 2006 (File No. 0-18405)

99.12	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report dated March 30, 2006 (File No. 0-18405)

*99.13	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006

*99.14	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006

*99.15	Audited Financial Statements of Patton Place Limited Partnership as of and for the year ended December 31, 2006

*Filed herewith.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P. (a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P., General Partner

By: Richman Tax Credits Inc., general partner

Dated: March 14, 2008	By:	/s/ David Salzman
David Salzman Chief Executive Officer

Dated: March 14, 2008	By:	/s/ Neal Ludeke
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