Form 10-Q
period 2007-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2008-03-28
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Large Accelerated  ☐           Filer  Accelerated Filer ☐            Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of February 2008, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2007	2007
ASSETS

Cash and cash equivalents		$1,244,073	$1,265,598
Investments in bonds	2	809,143	800,618
Due from local partnership	3		40,000
Investment in local partnerships	3	1,434,000	1,352,298

		$3,487,216	$3,458,514

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$501,330	$511,018
Payable to general partner and affiliates		973,416	969,263

		1,474,746	1,480,281
Commitments and contingencies	3,4
Partners' equity (deficit)

General partner		(472,627)	(472,978)
Limited partners (55,746 units of limited partnership interest outstanding)		2,487,054	2,452,337
Accumulated other comprehensive loss, net	2	(1,957)	(1,126)

		2,012,470	1,978,233

		$3,487,216	$3,458,514

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	Notes	2007	2006
REVENUE

Interest		$25,286	$24,047
Other income from local partnerships		90,852	147,727

TOTAL REVENUE		116,138	171,774

EXPENSES

Administration fees		55,804	57,860
Management fees		55,804	57,860
Professional fees		26,231	22,582
State of New Jersey filing fee		21,952	19,650
Printing, postage and other		2,981	10,306

TOTAL EXPENSES		162,772	168,258

		(46,634)	3,516

Equity in income (loss) of investment in local partnerships	3	81,702	(68,414)

Income (loss) prior to gain on disposal of limited partner interests/local partnership properties		35,068	(64,848)

Gain on disposal of limited partner interests/local partnership properties	3		40,000

NET INCOME (LOSS)		35,068	(24,898)

Other comprehensive loss, net	2	(831)	(6,365)

COMPREHENSIVE INCOME (LOSS)		$34,237	$(31,263)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner		$351	$(249)
Limited partners		34,717	(24,649)

		$35,068	$(24,898)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)		$.62	$(0.44)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$15,930	$20,138
Cash paid for
administration fees	(7,455)	(7,685)
management fee	(100,000)	(52,379)
professional fees	(5,451)	(2,792)
State of New Jersey filing fee	(52,420)	(80,000)
printing, postage and other expenses	(2,981)	(10,306)

Net cash used in operating activities	(152,377)	(133,024)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships		(64,000)
Cash distributions from local partnerships	90,852	147,727
Proceeds from maturities/redemptions and sales of bonds		200,000
Proceeds in connection with disposal of limited partner interests/local partnership properties	40,000	140,000

Net cash provided by investing activities	130,852	423,727

Net increase (decrease) in cash and cash equivalents	(21,525)	290,703

Cash and cash equivalents at beginning of period	1,265,598	1,096,927

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,244,073	$1,387,630

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(831)	$(6,365)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	2007	2006

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$35,068	$(24,898)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(81,702)	68,414
Distributions from local partnerships classified as other income	(90,852)	(147,727)
Gain on disposal of limited partner interests/local partnership properties		(40,000)
Accretion of zero coupon bonds	(9,356)	(9,356)
Increase in prepaid expenses		(19,730)
Decrease in interest receivable		5,447
Increase in payable to general partner and affiliates	4,153	55,656
Decrease in accounts payable and accrued expenses	(9,688)	(20,830)

NET CASH USED IN OPERATING ACTIVITIES	$(152,377)	$(133,024)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2007
(UNAUDITED)
1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2007 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of June 29, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
Within one year	$811,100	$—	$(1,957)	$809,143

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,187,347, which amount includes advances made to certain Local Partnerships. As of June 29, 2007, the Partnership holds an interest in forty-four Local Partnerships that have, as of June 29, 2007, outstanding mortgage loans payable totaling approximately $59,714,000 and accrued interest payable on such loans totaling approximately $8,547,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the three months ended June 29, 2007, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2007	$1,352,298

Equity in income of investment in local partnerships	81,702	*

Cash distributions received from local partnerships	(90,852)

Cash distributions classified as other income	90,852

Investment in local partnerships as of June 29, 2007	$1,434,000

* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $584,671 for the three months ended March 31, 2007 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2007 and December 31, 2006 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2007 and 2006 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2007 and December 31, 2006 are as follows:

	2007	2006
ASSETS

Cash and cash equivalents	$1,548,495	$1,588,464
Rents receivable	389,570	358,634
Escrow deposits and reserves	5,489,935	5,304,636
Land	3,197,299	3,397,304
Buildings and improvements (net of accumulated depreciation of $67,947,651 and $70,976,013)	49,185,726	52,689,974
Intangible assets (net of accumulated amortization of $348,565 and $400,750)	516,655	628,927
Other assets	1,298,702	1,348,751

	$61,626,382	$65,316,690

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,320,007	$2,428,231
Due to related parties	1,663,677	1,966,081
Mortgage loans	59,713,668	63,227,225
Notes payable	948,687	938,766
Accrued interest	8,547,440	8,368,416
Other liabilities	669,184	725,035

	73,862,663	77,653,754
Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	30,519,783	31,578,759
Cumulative loss	(23,859,413)	(25,000,091)

	6,659,370	6,578,668

General partners and other limited partners
Capital contributions, net of distributions	1,417,293	3,472,712
Cumulative loss	(20,313,944)	(22,388,444)

	(18,896,651)	(18,915,732)

	(12,236,281)	(12,337,064)

	$61,626,382	$65,316,690

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
REVENUE

Rental	$4,709,367	$4,846,906
Interest and other	115,282	249,394

TOTAL REVENUE	4,824,649	5,096,300

EXPENSES

Administrative	1,017,534	1,018,351
Utilities	947,282	1,172,934
Operating and maintenance	1,005,820	1,006,220
Taxes and insurance	605,604	615,300
Financial	843,713	994,873
Depreciation and amortization	967,363	1,029,987

TOTAL EXPENSES	5,387,316	5,837,665

NET LOSS	$(562,667)	$(741,365)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.	$81,702	$(68,414)
General partners and other limited partners, which includes $584,671 and $613,243 of Partnership loss in excess of investment	(644,369)	(672,951)

	$(562,667)	$(741,365)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, in connection with which the Partnership received $40,000 during the three months ended June 29, 2007 and which amount is reflected as due from local partnership in the accompanying balance sheet of the Partnership as of March 30, 2007. The Partnership’s investment balance in Dermott, after cumulative equity losses, became zero during the year ended March 30, 2000.

In June 2006, the Partnership withdrew from 2000-2100 Christian Street Associates (“2000 Christian Street”), and received consideration of $40,000, which is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the three months ended June 29, 2006. The Partnership’s investment balance in 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997.

The non-mandatory second mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current. The Partnership has made cumulative advances to Ann Ell of $533,545 as of June 29, 2007 to fund operating deficits, none of which were made during the three months then ended. The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default. The Local General Partner is examining the potential to sell the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

One of the mortgages of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”), which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. The Partnership has made cumulative advances to Pendleton of $3,300 as of June 29, 2007 to fund operating deficits, none of which was advanced during the three months then ended; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

4.	Additional Information

Additional information, including the audited March 30, 2007 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2007 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2007, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2007. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2007, Registrant received cash from interest revenue, proceeds in connection with disposals of limited partner interests/local partnership properties (see Local Partnership Matters below) and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $13,000 during the three months ended June 29, 2007 (which includes a net unrealized loss on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $9,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2007, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the three months ended March 31, 2007 of $81,702. Accounts payable and accrued expenses includes deferred administration fees of $344,665, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of June 29, 2007.

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

Registrant’s operations for the three months ended June 29, 2007 and 2006 resulted in net income (loss) of $35,068 and ($24,898), respectively. The increase in net income from fiscal 2006 to fiscal 2007 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $150,000, which increase is primarily attributable to an increase in the net operating income of those Local Partnerships in which Registrant continues to have an investment balance and a decrease in advances made to a Local Partnership in fiscal 2007 that were written off as equity in loss of investment in local partnerships in fiscal 2006, partially offset by a decrease in other income from local partnerships of approximately $57,000 and a reduction in gain on disposal of limited partner interests/local partnership properties of $40,000. Other comprehensive loss for the three months ended June 29, 2007 and 2006 resulted from a net unrealized loss on investments in bonds of $831 and $6,365, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships’ loss from operations of approximately $563,000 for the three months ended March 31, 2007 was attributable to rental and other revenue of approximately $4,825,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,421,000 and approximately $967,000 of depreciation and amortization expense. The Local Partnerships’ loss from operations of approximately $741,000 for the three months ended March 31, 2006 was attributable to rental and other revenue of approximately $5,096,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,807,000 and approximately $1,030,000 of depreciation and amortization expense. The Local Partnerships’ revenue and expenses have decreased in 2007 as compared to 2006 as the result of recent Property sales and Registrant’s withdrawal from certain Local Partnerships. The results of operations of the Local Partnerships for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, in connection with which Registrant received $40,000 during the three months ended June 29, 2007 and which amount is reflected as due from local partnership in the accompanying balance sheet of Registrant as of March 30, 2007. Registrant withdrew from Dermott effective December 31, 2006; the Compliance Period for Dermott expired prior to such sale. Registrant’s investment balance in Dermott, after cumulative equity losses, became zero during the year ended March 30, 2000.

In June 2006, Registrant withdrew from 2000-2100 Christian Street Associates (“2000 Christian Street”) and received consideration of $40,000, which is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the three months ended June 29, 2007. The Compliance Period for 2000 Christian Street expired prior to such withdrawal. Registrant’s investment balance in 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997.

The non-mandatory second mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current. Registrant has made cumulative advances to Ann Ell of $533,545 as of June 29, 2007 to fund operating deficits, none of which were made during the three months then ended. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Ann Ell has expired.

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

One of the mortgages of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”), which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. Registrant has made cumulative advances to Pendleton of $3,300 as of June 29, 2007 to fund operating deficits, none of which was advanced during the three months then ended; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton has expired.

The terms of the partnership agreement of Patton Place Limited Partnership (“Patton Place”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2007, Patton Place incurred an operating deficit of approximately $15,000, which includes property management fees of approximately $2,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. The Compliance Period for Patton Place has expired.

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

Item 4.  Controls and Procedures

As of June 29, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 29, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2007.

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

AMERICAN TAX CREDIT PROPERTIES II L.P. (a Delaware limited partnership)

By:	Richman Tax Credit Properties II L.P.,
General Partner

by:	Richman Tax Credits Inc.,
general partner

Dated: March 28, 2008	by:	/s/ David Salzman
David Salzman
Chief Executive Officer

Dated: March 28, 2008	by:	/s/ Neal Ludeke
Neal Ludeke
Chief Financial Officer

Dated: March 28, 2008	by:	/s/ Richard Paul Richman
Richard Paul Richman
Director