Form 10-Q
period 2007-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2008-03-28
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

		September 29,	March 30,
	Notes	2007	2007
ASSETS

Cash and cash equivalents		$1,085,023	$1,265,598
Investments in bonds	2	823,254	800,618
Due from local partnership	3		40,000
Investment in local partnerships	3	1,374,251	1,352,298

		$3,282,528	$3,458,514

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$450,643	$511,018
Payable to general partner and affiliates		1,027,567	969,263

		1,478,210	1,480,281
Commitments and contingencies	3,4
Partners' equity (deficit)

General partner		(474,755)	(472,978)
Limited partners (55,746 units of limited partnership interest outstanding)		2,276,378	2,452,337
Accumulated other comprehensive income (loss), net	2	2,695	(1,126)

		1,804,318	1,978,233

		$3,282,528	$3,458,514

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months	Six Months	Three Months	Six Months
		Ended	Ended	Ended	Ended
	Notes	September 29, 2007	September 29, 2007	September 29, 2006	September 29, 2006

REVENUE

Interest		$21,795	$47,081	$24,968	$49,015
Other income from local partnerships	3	3,400	94,252	22,467	170,194

TOTAL REVENUE		25,195	141,333	47,435	219,209

EXPENSES

Administration fees		55,803	111,607	54,234	112,094
Management fees		55,803	111,607	54,234	112,094
Professional fees		22,647	48,878	30,319	52,901
State of New Jersey filing fee		7,465	29,417	24,344	43,994
Printing, postage and other		532	3,513	1,311	11,617

TOTAL EXPENSES		142,250	305,022	164,442	332,700

		(117,055)	(163,689)	(117,007)	(113,491)

Equity in loss of investment in local partnerships	3	(95,749)	(14,047)	(55,857)	(124,271)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(212,804)	(177,736)	(172,864)	(237,762)

Gain on disposal of limited partner interests/local partnership properties	3			104,566	144,566

NET LOSS		(212,804)	(177,736)	(68,298)	(93,196)

Other comprehensive income (loss)	2	4,652	3,821	5,953	(412)

COMPREHENSIVE LOSS		$(208,152)	$(173,915)	$(62,345)	$(93,608)

NET LOSS ATTRIBUTABLE TO

General partner		$(2,128)	$(1,777)	$(683)	$(932)
Limited partners		(210,676)	(175,959)	(67,615)	(92,264)

		$(212,804)	$(177,736)	$(68,298)	$(93,196)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(3.78)	$(3.16)	$(1.22)	$(1.66)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$28,266	$35,647
Cash paid for
administration fees	(14,910)	(15,140)
management fees	(150,000)	(104,758)
professional fees	(86,250)	(70,194)
State of New Jersey filing fee	(52,420)	(80,000)
printing, postage and other expenses	(3,513)	(11,617)

Net cash used in operating activities	(278,827)	(246,062)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(36,000)	(64,000)
Cash distributions from local partnerships	94,252	170,194
Proceeds in connection with disposal of limited partner interests/local partnership properties	40,000	644,221
Proceeds from maturities/redemptions and sales of bonds		200,000

Net cash provided by investing activities	98,252	950,415

Net increase (decrease) in cash and cash equivalents	(180,575)	704,353

Cash and cash equivalents at beginning of period	1,265,598	1,096,927

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,085,023	$1,801,280

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$3,821	$(412)

Increase in due from local partnerships		$104,566

 See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
SIX MONTHS ENDED SEPTEMBER 29, 2007 AND 2006
(UNAUDITED)

	2007	2006

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(177,736)	$(93,196)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	14,047	124,271
Distributions from local partnerships classified as other income	(94,252)	(170,194)
Gain on disposal of limited partner interests/local partnership properties		(144,566)
Accretion of zero coupon bonds	(18,815)	(18,815)
Decrease in interest receivable		5,447
Increase in payable to general partner and affiliates	58,304	104,290
Decrease in accounts payable and accrued expenses	(60,375)	(53,299)

NET CASH USED IN OPERATING ACTIVITIES	$(278,827)	$(246,062)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2007
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2007 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of September 29, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
Within one year	$820,559	$2,695	$—	$823,254

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,223,347, which amount includes advances made to certain Local Partnerships. As of September 29, 2007, the Partnership holds an interest in forty-one Local Partnerships that have, as of June 30, 2007, outstanding mortgage loans payable totaling approximately $59,399,000 and accrued interest payable on such loans totaling approximately $8,610,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the six months ended September 29, 2007, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2007	$1,352,298

Advances to Local Partnerships	36,000

Equity in loss of investment in local partnerships	(14,047	)*

Cash distributions received from local partnerships	(94,252)

Cash distributions classified as other income	94,252

Investment in local partnerships as of September 29, 2007	$1,374,251

* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $975,303 for the six months ended June 30, 2007 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2007 and December 31, 2006 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2007 and 2006 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2007
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$1,488,001	$1,588,464
Rents receivable	390,971	358,634
Escrow deposits and reserves	5,760,339	5,304,636
Land	3,197,299	3,397,304
Buildings and improvements (net of accumulated depreciation of $68,912,155 and $70,976,013)	48,350,786	52,689,974
Intangible assets (net of accumulated amortization of $368,879 and $400,750)	503,123	628,927
Other assets	1,093,948	1,348,751

	$60,784,467	$65,316,690

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,640,136	$2,428,231
Due to related parties	1,223,759	1,966,081
Mortgage loans	59,399,112	63,227,225
Notes payable	954,892	938,766
Accrued interest	8,609,882	8,368,416
Other liabilities	669,752	725,035

	73,497,533	77,653,754
Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	30,555,783	31,578,759
Cumulative loss	(23,955,162)	(25,000,091)

	6,600,621	6,578,668

General partners and other limited partners
Capital contributions, net of distributions	1,416,473	3,472,712
Cumulative loss	(20,730,160)	(22,388,444)

	(19,313,687)	(18,915,202)

	(12,713,066)	(12,337,064)

	$60,784,467	$65,316,690

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2007
(UNAUDITED)

3. Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007	2006	2006

REVENUE

Rental	$4,599,213	$9,308,580	$4,847,669	$9,694,575
Interest and other	161,751	277,033	109,476	358,870

TOTAL REVENUE	4,760,964	9,585,613	4,957,145	10,053,445

EXPENSES

Administrative	947,488	1,965,022	1,058,556	2,076,907
Utilities	712,772	1,660,054	699,268	1,872,202
Operating and maintenance	1,210,042	2,215,862	1,217,829	2,224,049
Taxes and insurance	597,905	1,203,509	603,270	1,218,570
Financial	820,342	1,664,055	981,700	1,976,573
Depreciation and amortization	984,380	1,951,743	1,070,967	2,100,954

TOTAL EXPENSES	5,272,929	10,660,245	5,631,590	11,469,255

NET LOSS	$(511,965)	$(1,074,632)	$(674,445)	$(1,415,810)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.	$(95,749)	$(14,047)	$(55,857)	$(124,271)
General partners and other limited partners, which includes $390,632, $975,303, $518,545 and $1,131,788 of Partnership loss in excess of investment	(416,216)	(1,060,585)	(618,588)	(1,291,539)

	$(511,965)	$(1,074,632)	$(674,445)	$(1,415,810)

The combined results of operations of the Local Partnerships for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for an entire operating period.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton Gardens Associates (“Powelton”) was sold, whereby the Partnership received $240,502 and Powelton was subsequently dissolved. The Partnership recognized a gain of $104,566 for the six months ended September 29, 2006, which amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for such period. The Partnership’s investment balance in Powelton, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, in connection with which the Partnership received $40,000 during the six months ended September 29, 2007 and which amount is reflected as due from local partnership in the accompanying balance sheet of the Partnership as of March 30, 2007. The Partnership’s investment balance in Dermott, after cumulative equity losses, became zero during the year ended March 30, 2000.

In June 2006, the Partnership withdrew from 2000-2100 Christian Street Associates (“2000 Christian Street”), and received consideration of $40,000, which is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the six months ended September 29, 2006. The Partnership’s investment balance in 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997.

The non-mandatory second mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current. The Partnership has made cumulative advances to Ann Ell of $569,545 as of September 29, 2007 to fund operating deficits, $36,000 of which was advanced during the six months then ended. The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

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
SEPTEMBER 29, 2007
(UNAUDITED)

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2007, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2007. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the six months ended September 29, 2007, Registrant received cash from interest revenue, proceeds in connection with disposals of limited partner interests/local partnership properties (see Local Partnership Matters below) and distributions from Local Partnerships and utilized cash for operating expenses and making advances to a Local Partnership (see Local Partnership Matters below). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $158,000 during the six months ended September 29, 2007 (which includes accretion of zero coupon bonds of approximately $19,000 and a net unrealized gain on investment in bonds of approximately $4,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2007, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net loss for the six months ended June 30, 2007 of advances to a Local Partnership of $36,000 (see discussion below under Local Partnership Matters), partially offset by $14,047 of equity in the Local Partnerships’ net loss for the six months ended June 30, 2007. Accounts payable and accrued expenses includes deferred administration fees of $344,665, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of September 29, 2007.

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

Registrant’s operations for the three months ended September 29, 2007 and 2006 resulted in a net loss of $212,804 and $68,298, respectively. The increase in net loss from fiscal 2006 to fiscal 2007 is primarily attributable to a gain on disposal of limited partner interests/local partnership properties of approximately $105,000 recognized in fiscal 2006 in connection with Powelton Gardens Associates (“Powelton”) and 2000-2100 Christian Street Associates (“2000 Christian Street”) (see discussion below under Local Partnership Matters) and an increase in equity in loss of investment in local partnerships of approximately $40,000, which increase is primarily the result of an increase in advances made to a certain Local Partnership in fiscal 2007 that were written off as equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters). Other comprehensive income for the three months ended September 29, 2007 and 2006 resulted from a net unrealized gain on investments in bonds of $4,652 and $5,953, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships’ net loss of approximately $512,000 for the three months ended June 30, 2007 was attributable to rental and other revenue of approximately $4,761,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,289,000 and approximately $984,000 of depreciation and amortization expense. The Local Partnerships’ loss from operations of approximately $674,000 for the three months ended June 30, 2006 was attributable to rental and other revenue of approximately $4,957,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,560,000 and approximately $1,071,000 of depreciation and amortization expense. The Local Partnerships’ revenue and expenses have decreased in 2007 as compared to 2006 as the result of recent Property sales and Registrant’s withdrawal from certain Local Partnerships. The results of operations of the Local Partnerships for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected in future periods.

Registrant’s operations for the six months ended September 29, 2007 and 2006 resulted in a net loss of $177,736 and $93,196,, respectively. The increase in net loss from fiscal 2006 to fiscal 2007 is primarily attributable to (i) a gain on disposal of limited partner interests/local partnership properties of approximately $145,000 recognized in fiscal 2006 in connection with Powelton and 2000 Christian Street (see discussion below under Local Partnership Matters) and (ii) a decrease in other income from local partnerships of approximately $76,000, all partially offset by (i) a decrease in operating expenses of approximately $28,000 and (ii) a decrease in equity in loss of investment in local partnerships of approximately $110,000, which decrease is primarily the result of a decrease in advances made to a certain Local Partnership that were written off as equity in loss of investment in local partnerships and a decrease in the operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the six months ended September 29, 2007 and 2006 resulted from a net unrealized gain (loss) on investments in bonds of $3,821 and ($412), respectively.

The Local Partnerships’ net loss of approximately $1,075,000 for the six months ended June 30, 2007 was attributable to rental and other revenue of approximately $9,586,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,709,000 and depreciation and amortization expense of approximately $1,952,000. The Local Partnerships’ loss from operations of approximately $1,416,000 for the six months ended June 30, 2006 was attributable to rental and other revenue of approximately $10,053,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $9,368,000 and depreciation and amortization expense of approximately $2,101,000. The Local Partnerships’ revenue and expenses have decreased in 2007 as compared to 2006 as the result of recent Property sales and Registrant’s withdrawal from certain Local Partnerships. The results of operations of the Local Partnerships for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

In a series of two separate transactions in September 2006 and October 2006, the Property owned by Powelton was sold, in connection with which Registrant received $240,502, of which $104,566 is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the six months ended September 29, 2006. Powelton has since been dissolved; the Compliance Period for Powelton expired prior to such sale. Registrant’s investment balance in Powelton, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, in connection with which Registrant received $40,000 during the six months ended September 29, 2007 and which amount is reflected as due from local partnership in the accompanying balance sheet of Registrant as of March 30, 2007. Registrant withdrew from Dermott effective December 31, 2006; the Compliance Period for Dermott expired prior to such sale. Registrant’s investment balance in Dermott, after cumulative equity losses, became zero during the year ended March 30, 2000.

In June 2006, Registrant withdrew from 2000 Christian Street and received consideration of $40,000, which is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the six months ended September 29, 2007. The Compliance Period for 2000 Christian Street expired prior to such withdrawal. Registrant’s investment balance in 2000 Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1997.

The non-mandatory second mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in February 2006 but has not been repaid. Unpaid principal and accrued interest as of December 2007 total approximately $773,000. The Local General Partner represents that the lender has not declared a default and that payments on the first mortgage and real estate taxes are current. Registrant has made cumulative advances to Ann Ell of $569,545 as of September 29, 2007 to fund operating deficits, $36,000 of which was advanced during the six months then ended. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Ann Ell has expired.

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

One of the mortgages of The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”), which was scheduled to commence amortization in May 2004, is over three years in arrears (approximately $123,000) as of December 2007. The Local General Partner represents that it is negotiating with the lender, that the lender has not commenced foreclosure proceedings and that payments on the other mortgage and the real estate taxes are current. Registrant has made cumulative advances to Pendleton of $3,300 as of September 29, 2007 to fund operating deficits, none of which was advanced during the six months then ended; such advances were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Pendleton has expired.

The terms of the partnership agreement of Patton Place Limited Partnership (“Patton Place”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2007, Patton Place incurred an operating deficit of approximately $20,000, which includes property management fees of approximately $4,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. The Compliance Period for Patton Place has expired.

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

Item 4.  Controls and Procedures

As of September 29, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of September 29, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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