Form 10-K
period 2008-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2008-07-11
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting stock. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. As of June 2008, there are 55,746 Units outstanding.

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

General Development of Business and Narrative Description of Business

American Tax Credit Properties II L.P. ("Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant invested in fifty such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986 (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partner interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 8 below for a summary of Registrant's operations.

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

Item 1A.	Risk Factors (continued)

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

Limited partners may not be able to use all of the carried forward Low-income Tax Credits.

While a limited exception is provided for Low-income Tax Credits in the case of individuals, tax losses and credits allocated to a limited partner who is an individual, trust, estate or personal service corporation generally may be used to reduce the limited partner’s tax liability only to the extent that such liability arises from passive activities. Therefore, tax losses and credits allocated to such a limited partner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that limited partners will be able to utilize all of the carried forward Low-income Tax Credits.

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

Not applicable

Item 2.	Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2001. See discussion above in Item 1A - Risk Factors regarding the Compliance Periods of the Local Partnerships. Also as noted above, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.

Although Registrant generally owns a 98.9%-99% limited partner interest ("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP of Santa Juanita are 64.36% and 34.64%, respectively. In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP III
Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Carrington Limited Dividend Housing Association Limited Partnership	33.05	65.95
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of subsidies on pages 9 and 10). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Eleven Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, three Local Partnerships have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2007		Subsidy (see footnotes)

1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796		$264,936		(1a&d	)

2000-2100 Christian Street Associates (3), (9), (14) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		—	(3)

Ann Ell Apartments Associates, Ltd. (14) Ann Ell Apartments Miami Beach, Florida	54	1,211,525		1,787,721		(1b	)

Auburn Hills Apartments Limited Partnership Auburn Hills Apartments Cabot, Arkansas	24	201,649		772,451		(1b	)

Auburn Hills Townhouses Limited Partnership Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		5,874,162		(1a&d	)

Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741	(2)	1,402,915		(1b	)

Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		773,019		(1b	)

Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	1,071,790		(1b&c	)

Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199		1,415,499		(1b	)

Carrington Limited Dividend Housing Association Limited Partnership (4), (12) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	—	(4)

Christian Street Associates Limited Partnership (3), (6), (14) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		—	(3)

Cityside Apartments, Phase II, L.P. Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		6,175,991		(1a,b&d	)

Cleveland Square, Ltd. Cleveland Square Apartments Cleveland, Texas	48	223,327		771,367		(1b	)

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2007		Subsidy (see footnotes)

College Avenue Apartments Limited Partnership (3), (7), (14) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$—	(3)

Corrigan Square, Ltd. Corrigan Square Apartments Corrigan, Texas	96	372,833		1,330,135		(1b	)

De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051		1,293,781		(1b	)

Dermott Villas Limited Partnership (3), (11) Dermott Villas Dermott, Arkansas	32	272,802		—	(3)

Eagle View, Ltd. Eagle View Apartments Clearfield, Kentucky	14	102,850		376,080		(1b	)

Elm Hill Housing Limited Partnership (3), (5) Elm Hill Housing Boston, Massachusetts	142	5,712,391		—	(3)

Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838		730,590		(1b	)

Forest Village Housing Partnership (3),(14) Forest Village Apartments Auburn, Washington	89	1,706,079		—	(3)

Harborside Housing Limited Partnership Cal-View Apartments East Chicago, Indiana	255	1,789,434		2,159,565		(1a,b&d	)

Hill Com I Associates Limited Partnership Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635		1,165,986		(1a,d&e	)

Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172		938,031		(1a,d&e	)

Hughes Manor Limited Partnership Hughes Manor Hughes, Arkansas	32	287,261		1,081,463		(1b	)

Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	90,878	(2)	742,126		(1b&c	)

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2007		Subsidy (see footnotes)

Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$6,468,050		(1a,b&d	)

Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	737,825		(1b&c	)

Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225		685,059		(1b	)

Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080		(1b	)

Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645		680,810		(1b	)

Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952		575,705		(1b&c	)

Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	1,822,423		(1b&c	)

Nixa Heights Apartments, L.P. Nixa Heights Apartments Nixa, Missouri	40	250,030		972,338		(1b	)

North Hills Farms Limited Partnership North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		1,317,983		(1a&d	)

Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044		675,414		(1a&d	)

Plantersville Family, L.P. Regal Ridge Apartments Plantersville, Mississippi	24	152,268		576,143		(1b	)

Powelton Gardens Associates (3), (10) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		—	(3)

Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419	(2)	1,116,418		(1b	)

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2007		Subsidy (see footnotes)

Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	$603,552	(2)	$1,647,041		(1b	)

Renova Properties, L.P. Hymon Lucas Manor Renova, Mississippi	24	165,582		620,218		(1b&c	)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	1,294,330		(1a,b,d&f	)

Simpson County Family, L.P. Azalea Apartments Magee, Mississippi	24	211,823		793,069		(1c	)

Summers Village Limited Partnership Summers Village Apartments Summersville, West Virginia	24	194,674		786,104		(1b	)

Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984		712,804		(1b	)

The Pendleton (A Louisiana Partnership in Commendam) (13), (14) The Pendleton Shreveport, Louisiana	36	447,621		499,516		(1a,b&d	)

Trenton Heights Apartments, L.P. Trenton Heights Apartments Trenton, Mississippi	40	100,434		426,287		(1b	)

Twin Pine Family, L.P. Twin Pine Apartments Louisville, Mississippi	24	163,172		570,489		(1b	)

Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216		1,179,552		(1b	)

York Park Associates Limited Partnership (3), (8) York Park Apartments Dundalk, Maryland	80	2,146,200		—	(3)

		$48,259,668		$58,588,266

(1)	Description of subsidies:

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

Item 2.	Properties (continued)

(d)	The Local Partnership’s Section 8 contracts, certain of which cover only certain rental units, are subject to renewal under applicable HUD guidelines.

(e)	The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2001.

(f)	The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2008.

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to the Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 in Note 5 to the financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to the Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2007 in Note 5 to the financial statements.

(5)
The underlying Property was sold in March 2005 and the Local Partnership was subsequently dissolved. The combined statement of operations of the Local Partnerships for the year ended December 31, 2005 included in Note 5 to the accompanying financial statements includes results of operations through the date of sale.

(6)
Registrant withdrew from the Local Partnership in May 2005. The combined statement of operations of the Local Partnerships for the year ended December 31, 2005 included in Note 5 to the accompanying financial statements includes results of operations through the date of Registrant’s withdrawal.

(7)
The underlying Property was sold in July 2005 and the Local Partnership was subsequently dissolved. The combined statement of operations of the Local Partnerships for the year ended December 31, 2005 included in Note 5 to the accompanying financial statements includes results of operations through the date of sale.

(8)
Registrant sold its limited partner interest to an affiliate of one of the Local General Partners in January 2006. The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements does not include any results of operations for the Local Partnership.

(9)
Registrant withdrew from the Local Partnership in June 2006. The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements includes results of operations through the date of Registrant’s withdrawal (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
The underlying Property was sold in two separate transactions in September 2006 and October 2006 and the Local Partnership was subsequently dissolved. The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements includes results of operations through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)
The underlying Property was sold in October 2006 and Registrant withdrew from the Local Partnership in December 2006. The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements includes results of operations for all of 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

Item 2.	Properties (continued)

(12)
Registrant assigned its limited partner interest to one of the Local General Partners in February 2007. The combined statement of operations of the Local Partnerships for the year ended December 31, 2007 included in Note 5 to the accompanying financial statements do not include any results of operations for the Local Partnership (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)	The Local Partnership sold its underlying Property in May 2008 and the Local General Partner intends to dissolve the Local Partnership in 2008.

(14)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of December 31, 2007 was approximately 2,600, holding an aggregate of 55,746 Units.

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

Distributions

Registrant owns a limited partner interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2008 and 2007.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the “Tax Credits”), which are subject to various limitations, may be used by partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit, net of circumstances which have given rise to recapture. The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2001 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2006.

Recent Sales of Unregistered Securities

None

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2008	2007	2006	2005	2004

Interest and other revenue	$174,297	$272,360	$181,897	$178,340	$178,493

Equity in loss of investment in local partnerships	$(243,859)	$(111,972)	$(2,294,169)	$(832,022)	$(2,515,371)

Gain on disposal of limited partner interests/local partnership properties	$—	$395,607	$604,221	$—	$—

Net loss	$(729,875)	$(134,200)	$(2,264,870)	$(1,413,929)	$(3,139,682)

Net loss per unit of limited partnership interest	$(12.96)	$(2.38)	$(40.22)	$(25.11)	$(55.76)

	As of March 30,
	2008	2007	2006	2005	2004

Total assets	$2,730,375	$3,458,514	$4,071,171	$6,202,964	$7,887,404

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in three closings with aggregate limited partners’ capital contributions of $55,746,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring an interest in fifty Local Partnerships.

As of March 30, 2008, Registrant has cash and cash equivalents and investments in bonds totaling $1,549,615, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. As of March 30, 2008, Registrant’s investments in bonds represent U.S. Treasury debt securities of $842,641 that matured in May 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2008, Registrant received cash from interest revenue, proceeds in connection with the disposal of limited partner interests/local partnership properties (see discussion below under Local Partnership Matters) and distributions from Local Partnerships and utilized cash for operating expenses and voluntary advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $517,000 during the year ended March 30, 2008 (which includes a net unrealized gain on investments in bonds of approximately $4,000 and the accretion of zero coupon bonds of approximately $38,000).

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended March 30, 2008, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2007 of $243,859 (which includes an adjustment to the carrying value of a Local Partnership of $113,559) (see discussion below under Results of Operations), partially offset by voluntary advances to a Local Partnership of $72,321 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2008 include cumulative deferred administration fees and management fees of $1,310,928.

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

Registrant’s operations for the years ended March 30, 2008, 2007 and 2006 resulted in net losses of $729,875, $134,200 and $2,264,870, respectively. The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to (i) gains on disposal of limited partner interests/local partnership properties totaling approximately $396,000 recognized in fiscal 2007 in connection with Powelton Gardens Associates (“Powelton”), Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”), Dermott Villas Limited Partnership (“Dermott”) and 2000-2100 Christian Street Associates (“2000 Christian Street”), (ii) an increase in equity in loss of investment in local partnerships of approximately $132,000 and (iii) a decrease in other income from local partnerships of approximately $71,000. The decrease in net loss from fiscal 2006 to fiscal 2007 is primarily attributable to (i) a decrease in equity in loss of investment in local partnerships of approximately $2,182,000, (ii) an increase in other income from local partnerships of approximately $93,000 and (iii) a decrease in operating expenses of approximately $67,000, all partially offset by a decrease in gain on disposal of limited partner interests/local partnership properties of approximately $209,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating results of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships’ net loss of approximately $2,266,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,973,000 and interest on non-mandatory debt of approximately $597,000, and does not include principal payments on permanent mortgages of approximately $1,511,000. The Local Partnerships’ net loss of approximately $2,171,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $4,235,000, gain on sale of property of approximately $671,000 and interest on non-mandatory debt of approximately $627,000, and does not include principal payments on permanent mortgages of approximately $1,474,000. The Local Partnerships’ net loss of approximately $1,869,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $4,470,000, gain on sale of property of approximately $1,371,000 and interest on non-mandatory debt of approximately $730,000, and does not include principal payments on permanent mortgages of approximately $1,584,000. The rental income and total expenses have decreased over the last two years primarily as a result of the disposal of certain limited partner interests/local partnership properties. The results of operations of the Local Partnerships for the year ended December 31, 2007 are not necessarily indicative of results that may be expected in future periods.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Eleven Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, three Local Partnerships have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of June 2008 total approximately $8,366,000. The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages. The real estate tax abatement on the Property expired in June 2006; however, the Local General Partner of Littleton represents that the City of Newark has not assessed the Property and has not charged Littleton for real estate taxes. Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Littleton has expired.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The non-mandatory second mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in February 2006 but has not been repaid or formally extended. Unpaid principal and accrued interest as of June 2008 total approximately $787,000. The Local General Partner of Ann Ell represents that payments on the first mortgage and real estate taxes are current. Registrant has made cumulative voluntary advances to Ann Ell of $605,866 as of March 30, 2008 to fund operating deficits, $72,321 of which was advanced during the year then ended. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Ann Ell has expired.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,790,000 as of June 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $8,000 as of June 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Queen Lane has expired.

The terms of the partnership agreement of Patton Place Limited Partnership (“Patton Place”) require the Local General Partners of Patton Place to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2007, Patton Place incurred an operating deficit of approximately $39,000, which includes property management fees of approximately $9,000. The Local General Partners of Patton Place represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Patton Place, after cumulative equity losses, became zero during the year ended March 30, 2008. The Compliance Period for Patton Place has expired.

1989 Westview Arms Limited Partnership (“Westview Arms”) incurred an operating deficit of approximately $31,000, during the year ended December 31, 2007. The Local General Partner of Westview Arms represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Westview Arms, after cumulative equity losses, became zero during the year ended March 30, 2008. The Compliance Period for Westview Arms has expired.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

As of March 30, 2008, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Accounts Payable and Accrued Expenses (1)	$344,665	$—	$344,665	$—		$—

Payable to General Partner and Affiliates (2)	966,263	—	966,263	—		—

	$1,310,928	$—	$1,310,928	$—	$

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

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant plans to adopt SFAS 157 beginning March 31, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. Registrant does not anticipate that SFAS 141R will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Registrant does not anticipate that SFAS 160 will have an impact on its financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with GAAP, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under FASB Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

None - Registrant’s investments in bonds matured in May 2008 without any adverse market impact.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 8.	Financial Statements and Supplementary Data

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2008 and 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. As of and for the years ended March 30, 2008, 2007 and 2006, we did not audit the financial statements of certain investee partnerships, which investments represent $1,180,760 and $1,178,468, respectively, in total assets as of March 30, 2008 and 2007 and $2,292, $(33,850) and $25,360, respectively, of total income (losses) for the years ended March 30, 2008, 2007 and 2006. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2008 and 2007, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
July 8, 2008

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2008 AND 2007

	Notes	2008	2007

ASSETS

Cash and cash equivalents	3,9	$706,974	$1,265,598
Investments in bonds	4,9	842,641	800,618
Due from local partnership	5,9		40,000
Investment in local partnerships	5,8	1,180,760	1,352,298

		$2,730,375	$3,458,514

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$511,360	$511,018
Payable to general partner and affiliates	6,8	966,263	969,263

		1,477,623	1,480,281

Commitments and contingencies	5,8

Partners' equity (deficit)	2,4

General partner		(480,277)	(472,978)
Limited partners (55,746 units of limited partnership interest outstanding)		1,729,761	2,452,337
Accumulated other comprehensive income (loss), net		3,268	(1,126)

		1,252,752	1,978,233

		$2,730,375	$3,458,514

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	Notes	2008	2007	2006

REVENUE

Interest		$79,697	$107,166	$109,849
Other income from local partnerships		94,600	165,194	72,048

TOTAL REVENUE		174,297	272,360	181,897

EXPENSES

Administration fees - affiliate	6,8	223,213	222,784	252,048
Management fees - affiliate	6,8	223,213	222,784	252,048
Professional fees		105,063	119,851	104,955
State of New Jersey filing fee		72,211	94,453	95,098
Printing, postage and other		36,613	30,323	52,670

TOTAL EXPENSES		660,313	690,195	756,819

		(486,016)	(417,835)	(574,922)

Equity in loss of investment in local partnerships	5	(243,859)	(111,972)	(2,294,169)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(729,875)	(529,807)	(2,869,091)

Gain on disposal of limited partner interests/local partnership properties	5		395,607	604,221
NET LOSS		(729,875)	(134,200)	(2,264,870)

Other comprehensive income (loss), net	4	4,394	(1,214)	(35,031)

COMPREHENSIVE LOSS		$(725,481)	$(135,414)	$(2,299,901)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(7,299)	$(1,342)	$(22,649)
Limited partners		(722,576)	(132,858)	(2,242,221)

		$(729,875)	$(134,200)	$(2,264,870)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(12.96)	$(2.38)	$(40.22)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners’ equity (deficit), March 30, 2005	$(448,987)	$4,827,416	$35,119	$4,413,548

Net loss	(22,649)	(2,242,221)		(2,264,870)

Other comprehensive loss, net			(35,031)	(35,031)

Partners’ equity (deficit), March 30, 2006	(471,636)	2,585,195	88	2,113,647

Net loss	(1,342)	(132,858)		(134,200)

Other comprehensive loss, net			(1,214)	(1,214)

Partners’ equity (deficit), March 30, 2007	(472,978)	2,542,337	(1,126)	1,978,233

Net loss	(7,299)	(722,576)		(729,875)

Other comprehensive income, net			4,394	4,349

Partners’ equity (deficit), March 30, 2008	$(480,277)	$1,729,761	$3,268	$1,252,752

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$42,068	$75,087	$82,782
Cash used for local partnerships for deferred expenses			(6,600)
Cash paid for
administration fees	(29,820)	(585,601)	(208,988)
management fees	(419,606)	(376,881)	(155,704)
professional fees	(118,877)	(96,793)	(94,695)
State of New Jersey filing fee	(86,650)	(77,840)	(75,470)
printing, postage and other expenses	(8,018)	(30,323)	(47,254)

Net cash used in operating activities	(620,903)	(1,092,351)	(505,929)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	94,600	165,194	74,434
Proceeds in connection with disposal of limited partner interests/local partnership properties	40,000	959,828	891,559
Maturities/redemptions and sales of bonds		200,000	600,000
Voluntary advances to local partnerships	(72,321)	(64,000)	(53,223)

Net cash provided by investing activities	62,279	1,261,022	1,512,770

Net increase (decrease) in cash and cash equivalents	(558,624)	168,671	1,006,841

Cash and cash equivalents at beginning of year	1,265,598	1,096,927	90,086

CASH AND CASH EQUIVALENTS AT END OF YEAR	$706,974	$1,265,598	$1,096,927

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$4,394	$(1,214)	$(35,031)

Increase in due from local partnerships		$40,000	$604,221

See reconciliation of net loss to net cash used in operating activities on page 25.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	2008	2007	2006

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(729,875)	$(134,200)	$(2,264,870)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	243,859	111,972	2,294,169
Gain on disposal of limited partner interests/local partnership properties		(395,607)	(604,221)
Distributions from local partnerships classified as other income	(94,600)	(165,194)	(72,048)
Amortization of net premium on investments in bonds			2,338
Accretion of zero coupon bonds	(37,629)	(37,526)	(37,526)
Decrease in interest receivable		5,447	8,121
Increase (decrease) in accounts payable and accrued expenses	342	(134,404)	35,304
Increase (decrease) in payable to general partner and affiliates	(3,000)	(342,839)	139,404
Decrease in other liabilities			(6,600)

NET CASH USED IN OPERATING ACTIVITIES	$(620,903)	$(1,092,351)	$(505,929)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 28, 1989. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 48(g) of the Internal Revenue Code of 1986. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the general partner of the Partnership.

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

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (the “Local General Partners”).

Advances made to Local Partnerships are recorded as investment in local partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such voluntary advances.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership plans to adopt SFAS 157 beginning March 31, 2008. The Partnership is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership does not anticipate that SFAS 141R will have an impact on its financial statements.

In December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not anticipate that SFAS 160 will have an impact on its financial statements.

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

As of March 30, 2008, the Partnership has $706,974 in cash and cash equivalents held in interest bearing accounts in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”). Such accounts have coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions. Balances typically exceed the insured limit.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

4.	Investments in Bonds

The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including the providing of voluntary operating advances resulting from circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

As of March 30, 2008 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
Within one year	$839,373	$3,268	$-	$842,641

As of March 30, 2007 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
After one year through five years	$801,744	$-	$(1,126)	$800,618

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships

As of March 30, 2008, the Partnership owns a limited partner interest in the following Local Partnerships:

1.	1989 Westview Arms Limited Partnership;
2.	Ann Ell Apartments Associates, Ltd. (“Ann Ell”)*;
3.	Auburn Hills Apartments Limited Partnership;
4.	Auburn Hills Townhouses Limited Partnership;
5.	Batesville Family, L.P.;
6.	Browning Road Phase I, L.P.;
7.	Bruce Housing Associates, L.P.;
8.	Canton Partners, L.P.;
9.	Cityside Apartments, Phase II, L.P.*;
10.	Cleveland Square, Ltd.;
11.	Corrigan Square, Ltd.;
12.	De Queen Villas Limited Partnership;
13.	Eagle View, Ltd.;
14.	Eudora Manor Limited Partnership;
15.	Harborside Housing Limited Partnership;
16.	Hill Com I Associates Limited Partnership;
17.	Hill Com II Associates Limited Partnership;
18.	Hughes Manor Limited Partnership;
19.	Ivy Family, L.P.;
20.	Lakeside Housing Limited Partnership;
21.	Lawrence Road Properties, Ltd.;
22.	Lexington Estates Ltd., A Mississippi Limited Partnership;
23.	Littleton Avenue Community Village, L.P. (“Littleton”);
24.	Lula Courts Ltd., L.P.;
25.	Magee Elderly, L.P.;
26.	Mirador del Toa Limited Partnership;
27.	Nixa Heights Apartments, L.P.;
28.	North Hills Farms Limited Partnership;
29.	Patton Place Limited Partnership;
30.	Plantersville Family, L.P.;
31.	Purvis Heights Properties, L.P.;
32.	Queen Lane Investors (“Queen Lane”);
33.	Renova Properties, L.P.;
34.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
35.	Simpson County Family, L.P.;
36.	Summers Village Limited Partnership;
37.	Tchula Courts Apartments, L.P.;
38.	The Pendleton (A Louisiana Partnership in Commendam);
39.	Trenton Heights Apartments, L.P.;
40.	Twin Pine Family, L.P.; and
41.	Village Creek Limited Partnership.

*An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partner interest in the Local Partnerships, the Partnership and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita; the ownership percentages of the Partnership and ATCP of Santa Juanita are 64.36% and 34.64%, respectively. In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% interest in the following Local Partnerships:

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, as of March 30, 2008 the Partnership is committed to make capital contributions in the aggregate amount of $48,259,668, which includes voluntary advances made to certain Local Partnerships and all of which has been paid. As of December 31, 2007, the Local Partnerships have outstanding mortgage loans payable totaling approximately $58,588,000 and accrued interest payable on such loans totaling approximately $8,734,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners’ capital was $2,027,551, $2,407,462 and $2,587,994 for the years ended December 31, 2007, 2006 and 2005, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in certain Local Partnerships by $113,559 and $2,112,852 for the years ended March 30, 2008 and 2006, respectively. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

The combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2007, 2006 and 2005 are reflected on pages 32 and 33, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 are as follows:

	2007	2006

ASSETS

Cash and cash equivalents	$1,749,583	$1,588,464
Rents receivable	408,164	358,634
Escrow deposits and reserves	5,663,840	5,304,636
Land	3,196,424	3,397,304
Buildings and improvements (net of accumulated depreciation of $70,793,977 and $70,976,013)	47,196,736	52,689,974
Intangible assets (net of accumulated amortization of $395,858 and $400,750)	475,705	628,927
Other assets	1,169,810	1,348,751

	$59,860,262	$65,316,690

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$3,089,496	$2,428,231
Due to related parties	2,369,118	1,966,081
Mortgage loans	58,588,266	63,227,225
Notes payable	935,635	938,766
Accrued interest	8,734,497	8,368,416
Other liabilities	647,251	725,035

	74,364,263	77,653,754

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	29,986,239	31,578,759
Cumulative loss	(24,071,415)	(25,000,091)

	5,914,824	6,578,668

General partners and other limited partners
Capital contributions, net of distributions	1,386,776	3,472,712
Cumulative loss	(21,805,601)	(22,388,444)

	(20,418,825)	(18,915,732)

	(14,504,001)	(12,337,064)

	$59,860,262	$65,316,690

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

REVENUE

Rental	$18,343,927	$19,235,667	$20,495,958
Interest and other	521,653	583,279	692,563

TOTAL REVENUE	18,865,580	19,818,946	21,188,521

EXPENSES

Administrative	3,928,246	4,326,362	4,511,740
Utilities	3,148,547	3,384,352	3,718,516
Operating and maintenance	4,354,638	4,530,632	4,563,744
Taxes and insurance	2,470,238	2,384,932	2,594,753
Financial	3,256,996	3,799,513	4,569,364
Depreciation and amortization	3,973,241	4,234,965	4,470,170

TOTAL EXPENSES	21,131,906	22,660,756	24,428,287

Loss from operations before gain on sale
of properties	(2,266,326)	(2,841,810)	(3,239,766)

Gain on sale of property	—	671,141	1,370,721

NET LOSS	$(2,266,326)	$(2,170,669)	$(1,869,045)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$(130,300)	$(12,736)	$986,483
General partners and other limited partners, which includes specially allocated items of revenue to certain general partners of $90,249, $524,301 and $71,625, and Partnership loss in excess of investment of $2.027.551, $2,407,462 and $2,587,994	(2,136,026)	(2,157,933)	(2,855,528)

	$(2,266,326)	$(2,170,669)	$(1,869,045)

*
The 2006 and 2005 amounts include an allocation from Local Partnerships whose Properties were sold. The Partnership recognizes any cash received in connection with such sales as income when received and recognizes the loss allocation from operations, which losses for the years ended December 31, 2006 and 2005 were $111,972 and $181,317, respectively (see discussion below herein Note 5).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2008 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2007	Investments (voluntary advances) during the year ended March 30, 2008	Partnership's equity in income (loss) for the year ended December 31, 2007		Adjustment to carrying value during the year ended March 30, 2008 (4)	Cash distributions received during the year ended March 30, 2008 (3)	Investment in Local Partnership balance as of March 30, 2008
1989 Westview Arms Limited Partnership	$141,354	$—	$(27,795)		$(113,559)	$—	$—
Ann Ell Apartments Associates, Ltd.	—	72,321	(72,321)	(1)	—	—	—
Auburn Hills Apartments Limited Partnership	—	—	—	(2)	—	—	—
Auburn Hills Townhouses Limited Partnership	—	—	—	(2)	—	—	—
Batesville Family, L.P.	—	—	—	(2)	—	—	—
Browning Road Phase I, L.P.	—	—	—	(2)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(2)	—	—	—
Canton Partners, L.P.	—	—	—	(2)	—	—	—
Cityside Apartments, Phase II, L.P.	—	—	—	(2)	—	—	—
Cleveland Square, Ltd.	—	—	—	(2)	—	—	—
Corrigan Square, Ltd.	—	—	—	(2)	—	—	—
De Queen Villas Limited Partnership	—	—	—	(2)	—	—	—
Eagle View, Ltd.	—	—	—	(2)	—	—	—
Eudora Manor Limited Partnership	—	—	—	(2)	—	—	—
Harborside Housing Limited Partnership	—	—	—	(2)	—	—	—
Hill Com I Associates Limited Partnership	—	—	—	(2)	—	—	—
Hill Com II Associates Limited Partnership	—	—	—	(2)	—	—	—
Hughes Manor Limited Partnership	—	—	—	(2)	—	—	—
Ivy Family, L.P.	—	—	—	(2)	—	—	—
Lakeside Housing Limited Partnership	—	—	—	(2)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(2)	—	—	—
Lexington Estates Ltd.	—	—	—	(2)	—	—	—
Littleton Avenue Community Village, L.P.	—	—	—	(2)	—	—	—
Lula Courts Ltd., L.P.	—	—	—	(2)	—	—	—
Magee Elderly, L.P.	—	—	—	(2)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(2)	—	—	—
Nixa Heights Apartments, L.P.	—	—	—	(2)	—	—	—
North Hills Farms Limited Partnership	1,178,468	—	2,292		—	—	1,180,760
Patton Place Limited Partnership	32,476	—	(32,476)	(1)	—	—	—
Plantersville Family, L.P.	—	—	—	(2)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(2)	—	—	—
Queen Lane Investors	—	—	—	(2)	—	—	—
Renova Properties, L.P.	—	—	—	(2)	—	—	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(2)	—	—	—
Simpson County Family, L.P.	—	—	—	(2)	—	—	—
Summers Village Limited Partnership	—	—	—	(2)	—	—	—
Tchula Courts Apartments, L.P.	—	—	—	(2)	—	—	—
The Pendleton	—	—	—	(2)	—	—	—
Trenton Heights Apartments, L.P.	—	—	—	(2)	—	—	—
Twin Pine Family, L.P.	—	—	—	(2)	—	—	—
Village Creek Limited Partnership	—	—	—	(2)	—	—	—
	$1,352,298	$72,321	$(130,300)		$(113,559)	$—	$1,180,760

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)
The total excludes $94,600 of distributions received classified as other income from local partnerships and $40,000 received in connection with disposal of limited partner interests/local partnership properties.

(4)	The Partnership has adjusted an investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2007 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2006	Investments (voluntary advances) during the year ended March 30, 2007	Partnership's equity in income (loss) for the year ended December 31, 2006		Adjustment to carrying value during the year ended March 30, 2007	Cash distributions received during the year ended March 30, 2007 (3)	Investment in Local Partnership balance as of March 30, 2007
1989 Westview Arms Limited Partnership	$123,908	$—	$17,446		$—	$—	$141,354
2000-2100 Christian Street Associates	—	—	—	(2)	—	—	—
Ann Ell Apartments Associates, Ltd.	—	64,000	(64,000)	(1)	—	—	—
Auburn Hills Apartments Limited Partnership	—	—	—	(2)	—	—	—
Auburn Hills Townhouses Limited Partnership	—	—	—	(2)	—	—	—
Batesville Family, L.P.	—	—	—	(2)	—	—	—
Browning Road Phase I, L.P.	—	—	—	(2)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(2)	—	—	—
Canton Partners, L.P.	—	—	—	(2)	—	—	—
Carrington Limited Dividend Housing Association Limited Partnership	—	—	—	(2)	—	—	—
Cityside Apartments, Phase II, L.P.	—	—	—	(2)	—	—	—
Cleveland Square, Ltd.	—	—	—	(2)	—	—	—
Corrigan Square, Ltd.	—	—	—	(2)	—	—	—
De Queen Villas Limited Partnership	—	—	—	(2)	—	—	—
Dermott Villas Limited Partnership	—	—	—	(2)	—	—	—
Eagle View, Ltd.	—	—	—	(2)	—	—	—
Eudora Manor Limited Partnership	—	—	—	(2)	—	—	—
Harborside Housing Limited Partnership	—	—	—	(2)	—	—	—
Hill Com I Associates Limited Partnership	—	—	—	(2)	—	—	—
Hill Com II Associates Limited Partnership	—	—	—	(2)	—	—	—
Hughes Manor Limited Partnership	—	—	—	(2)	—	—	—
Ivy Family, L.P.	—	—	—	(2)	—	—	—
Lakeside Housing Limited Partnership	—	—	—	(2)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(2)	—	—	—
Lexington Estates Ltd.	—	—	—	(2)	—	—	—
Littleton Avenue Community Village, L.P.	—	—	—	(2)	—	—	—
Lula Courts Ltd., L.P.	—	—	—	(2)	—	—	—
Magee Elderly, L.P.	—	—	—	(2)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(2)	—	—	—
Nixa Heights Apartments, L.P.	—	—	—	(2)	—	—	—
North Hills Farms Limited Partnership	1,212,318	—	(33,850)		—	—	1,178,468
Patton Place Limited Partnership	64,044	—	(31,568)		—	—	32,476
Plantersville Family, L.P.	—	—	—	(2)	—	—	—
Powelton Gardens Associates	—	—	—	(2)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(2)	—	—	—
Queen Lane Investors	—	—	—	(2)	—	—	—
Renova Properties, L.P.	—	—	—	(2)	—	—	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(2)	—	—	—
Simpson County Family, L.P.	—	—	—	(2)	—	—	—
Summers Village Limited Partnership	—	—	—	(2)	—	—	—
Tchula Courts Apartments, L.P.	—	—	—	(2)	—	—	—
The Pendleton	—	—	—	(2)	—	—	—
Trenton Heights Apartments, L.P.	—	—	—	(2)	—	—	—
Twin Pine Family, L.P.	—	—	—	(2)	—	—	—
Village Creek Limited Partnership	—	—	—	(2)	—	—	—
	$1,400,270	$64,000	$(111,972)		$—	$—	$1,352,298

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)
The total excludes $165,194 of distributions received classified as other income from local partnerships and $959,828 received in connection with disposal of limited partner interests/local partnership properties.

.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2007 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$264,936	$20,275	$736,245	$(349,593)
Ann Ell Apartments Associates, Ltd.	1,787,721	199,645	2,838,576	(1,786,312)
Auburn Hills Apartments Limited Partnership	772,451	48,245	1,015,254	(466,176)
Auburn Hills Townhouses Limited Partnership	5,874,12	225,000	13,133,748	(8,743,673)
Batesville Family, L.P.	1,402,915	52,000	1,882,647	(941,357)
Browning Road Phase I, L.P.	773,019	43,000	1,153,558	(758,841)
Bruce Housing Associates, L.P.	1,071,790	16,000	1,630,448	(915.851)
Canton Partners, L.P.	1,415,499	35,000	1,922,472	(1,075,147)
Cityside Apartments, Phase II, L.P.	6,175,991	87,117	14,141,188	(9,124,527)
Cleveland Square, Ltd.	771,367	20,000	1,279,636	(836,885)
Corrigan Square, Ltd.	1,330,135	63,358	1,985,021	(1,276,070)
De Queen Villas Limited Partnership	1,293,781	37,000	1,772,782	(756,059)
Eagle View, Ltd.	376,080	35,000	504,034	(232,157)
Eudora Manor Limited Partnership	730,590	16,000	963,741	(443,330)
Harborside Housing Limited Partnership	2,159,565	39,400	6,791,590	(3,554,911)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,966,054	(1,618,884)
Hill Com II Associates Limited Partnership	938,031	112,110	2,433,512	(1,457,197)
Hughes Manor Limited Partnership	1,081,463	16,007	1,422,747	(653,056)
Ivy Family, L.P.	742,126	11,000	1,229,842	(675,888)
Lakeside Housing Limited Partnership	6,468,050	50,000	11,938,171	(6,496,501)
Lawrence Road Properties, Ltd.	737,825	50,000	982,221	(485,093)
Lexington Estates Ltd.	685,059	30,750	916,644	(624,305)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,433,033	(4,696,456)
Lula Courts Ltd., L.P.	680,810	19,600	915,971	(620,060)
Magee Elderly, L.P.	575,705	30,000	788,113	(381,211)
Mirador del Toa Limited Partnership	1,822,423	105,000	2,374,461	(1,587,968)
Nixa Heights Apartments, L.P.	973,338	31,500	1,432,082	(622,260)
North Hills Farms Limited Partnership	1,317,983	525,000	13,502,752	(9,507,246)
Patton Place Limited Partnership	675,414	56,015	1,797,666	(797,633)
Plantersville Family, L.P.	576,143	12,000	817,940	(504,274)
Purvis Heights Properties, L.P.	1,116,418	47,000	1,589,723	(722,590)
Queen Lane Investors	1,647,041	60,301	2,841,369	(1,729,552)
Renova Properties, L.P.	620,218	22,700	896,471	(523,520)
Santa Juanita Limited Dividend Partnership L.P.	1,294,330	228,718	2,479,605	(1,592,518)
Simpson County Family, L.P.	793,069	24,700	1,119,116	(652,557)
Summers Village Limited Partnership	786,104	71,000	969,818	(444,276)
Tchula Courts Apartments, L.P.	712,804	10,000	966,952	(702,391)
The Pendleton	499,516	40,000	1,269,163	(874,192)
Trenton Heights Apartments, L.P.	426,287	29,200	740,005	(323,225)
Twin Pine Family, L.P.	570,489	7,000	944,644	(525,551)
Village Creek Limited Partnership	1,179,552	37,950	1,471,698	(714,684)
	$58,588,266	$3,196,424	$117,990,713	$(70,793,977)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2006 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$300,336	$20,275	$736,245	$(332,017)
Ann Ell Apartments Associates, Ltd.	1,852,831	199,645	2,838,576	(1,683,381)
Auburn Hills Apartments Limited Partnership	776,481	48,245	1,015,254	(441,273)
Auburn Hills Townhouses Limited Partnership	6,009,240	225,000	13,027,482	(8,238,436)
Batesville Family, L.P.	1,408,946	52,000	1,871,107	(893,995)
Browning Road Phase I, L.P.	785,399	43,000	1,133,133	(712,119)
Bruce Housing Associates, L.P.	1,077,661	16,000	1,609,710	(860,809)
Canton Partners, L.P.	1,421,635	35,000	1,906,786	(1,032,010)
Carrington Limited Dividend Housing Association Limited Partnership	3,123,538	200,000	6,617,582	(3,988,180)
Cityside Apartments, Phase II, L.P.	6,420,596	87,997	14,242,965	(8,693,591)
Cleveland Square, Ltd.	782,416	20,000	1,253,101	(782,333)
Corrigan Square, Ltd.	1,348,740	63,358	1,951,848	(1,196,477)
De Queen Villas Limited Partnership	1,307,542	37,000	1,695,761	(712,457)
Eagle View, Ltd.	381,380	35,000	504,033	(219,573)
Eudora Manor Limited Partnership	734,006	16,000	963,741	(415,386)
Harborside Housing Limited Partnership	2,267,737	39,400	6,791,590	(3,380,106)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,825,121	(1,468,309)
Hill Com II Associates Limited Partnership	938,031	112,110	2,396,773	(1,359,846)
Hughes Manor Limited Partnership	1,086,784	16,007	1,422,747	(618,432)
Ivy Family, L.P.	750,706	11,000	1,121,325	(639,336)
Lakeside Housing Limited Partnership	6,690,525	50,000	11,938,171	(6,200,719)
Lawrence Road Properties, Ltd.	741,086	50,000	973,606	(459,758)
Lexington Estates Ltd.	688,824	30,750	914,819	(585,831)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,394,467	(4,418,152)
Lula Courts Ltd., L.P.	684,086	19,600	912,292	(585,673)
Magee Elderly, L.P.	578,039	30,000	761,789	(361,361)
Mirador del Toa Limited Partnership	1,832,459	105,000	2,364,101	(1,512,129)
Nixa Heights Apartments, L.P.	977,692	31,500	1,346,211	(587,601)
North Hills Farms Limited Partnership	1,772,336	525,000	13,472,680	(9,055,487)
Patton Place Limited Partnership	714,970	56,015	1,790,996	(752,255)
Plantersville Family, L.P.	579,818	12,000	810,847	(477,187)
Purvis Heights Properties, L.P.	1,121,965	47,000	1,571,653	(688,618)
Queen Lane Investors	1,647,041	60,301	2,840,568	(1,622,323)
Renova Properties, L.P.	623,234	22,700	891,708	(498,820)
Santa Juanita Limited Dividend Partnership L.P.	1,331,008	228,718	2,470,639	(1,494,617)
Simpson County Family, L.P.	796,508	24,700	1,112,083	(616,432)
Summers Village Limited Partnership	789,881	71,000	969,818	(420,835)
Tchula Courts Apartments, L.P.	716,817	10,000	960,710	(668,403)
The Pendleton	506,888	40,000	1,269,163	(826,611)
Trenton Heights Apartments, L.P.	428,557	29,200	638,225	(302,075)
Twin Pine Family, L.P.	577,173	7,000	864,863	(495,079)
Village Creek Limited Partnership	1,185,247	37,950	1,471,698	(677,981)
	$63,227,225	$3,397,304	$123,665,987	$(70,976,013)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2007 is as follows:

	Balance as of December 31, 2006	Net change during the year ended December 31, 2007	Balance as of December 31, 2007

Land	$3,397,304	$(200,880)	$3,196,424
Buildings and improvements	123,665,987	(5,675,274)	117,990,713
	127,063,291	(5,876,154)	121,187,137
Accumulated depreciation	(70,976,013)	182,036	(70,793,977)
	$56,087,278	$(5,694,118)	$50,393,160

The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the year ended March 30, 2007 was $111,972. The amount reflected herein Note 5 in the combined statement of operations of the Local Partnerships for the year ended December 31, 2006 includes an allocation to the Partnership of gain on sale of the Properties owned by Powelton Gardens Associates (“Powelton”) and Dermott Villas Limited Partnership (“Dermott”) (see discussion below). The gains recognized by Powelton and Dermott were $438,657 and $232,484, respectively. Because the Partnership’s investment balance in Powelton and Dermott was zero prior to the sales, the Partnership recognized income to the extent of proceeds received.

The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the year ended March 30, 2006 was $181,317 (excluding $2,112,852 of adjustments to the carrying value of the Partnership’s investment in certain Local Partnerships as described above herein Note 5). The Property owned by Elm Hill Housing Limited Partnership (“Elm Hill”) was sold on March 31, 2005, in connection with which Elm Hill recognized a gain on sale of property of $1,177,998 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2005 included herein Note 5. The Partnership had received $891,559 as of March 30, 2006 in connection with the sale and adjusted the carrying value of Elm Hill as described above for the year ended March 30, 2005 based on such anticipated proceeds. Accordingly, although the combined statement of operations of the Local Partnerships for the year ended December 31, 2005 includes an allocation to the Partnership of gain on sale of the Elm Hill property, no such allocation was recorded by the Partnership. Elm Hill has since been dissolved, but the Partnership received additional proceeds in the amount of $104,221; such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2006.

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

The Property owned by Dermott (see discussion above) was sold in October 2006, whereby the Partnership received $40,000 in May 2007. Such amount is reflected as due from local partnership in the accompanying balance sheet of the Partnership as of March 30, 2007 and is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year then ended. The Partnership withdrew from Dermott effective December 31, 2006.

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
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Effective October 1998, the Partnership and the Local General Partners of 2000-2100 Christian Street Associates (“2000 Christian Street”) and Christian Street Associates Limited Partnership (“Christian Street”) agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”). The Funding Agreements were extended through December 31, 2004. Under the terms of the Funding Agreements, the Partnership had advanced $540,848 as of March 30, 2006; no operating deficits were funded in fiscal 2006. Such advances were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1). In May 2005, the Partnership withdrew as a limited partner of Christian Street for consideration of $10; there was no impact on the Partnership’s financial statements as a result of such withdrawal. In June 2006, the Partnership withdrew from 2000 Christian Street for consideration of $40,000; such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007.

In January 2006, the Partnership sold its limited partner interest in York Park Associates Limited Partnership (“York Park”) to an affiliate of one of York Park’s general partners. The Partnership received $500,000 subsequent to March 30, 2006 in connection with the sale; such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2006.

The Partnership made voluntary advances of $72,321 and $64,000 during the years ended March 30, 2008 and 2007, respectively, to Ann Ell to fund operating deficits. Cumulative voluntary advances as of March 30, 2008 and 2007 are $605,866 and $533,545, respectively. The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1). In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended. Unpaid principal and accrued interest as of June 2008 total approximately $787,000. The Local General Partner of Ann Ell represents that payments on the first mortgage and real estate taxes are current.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,790,000 as of June 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $8,000 as of June 2008.. The Local General Partner of Queen Lane is examining the potential to sell the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of June 2008 total approximately $8,366,000. The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages. The real estate tax abatement on the Property expired in June 2006; however, the Local General Partner of Littleton represents that the City of Newark has not assessed the Property and has not charged Littleton for real estate taxes. The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Partnership made voluntary advances of $49,923 during the year ended March 30, 2006 to College Avenue Apartments Limited Partnership (“College Avenue”) to fund operating deficits. Cumulative voluntary advances as of March 30, 2006 were $176,501. Such voluntary advances were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1). The Property owned by College Avenue was sold in July 2005, in connection with which College Avenue recognized a gain on sale of property of $192,723 that is included in the statement of operations of the Local Partnerships for the year ended December 31, 2005 included herein Note 5. Although the combined statement of operations of the Local Partnerships for the year ended December 31, 2005 includes an allocation to the Partnership of gain on sale of the College Avenue property, no such allocation was recorded by the Partnership. The Partnership did not receive any proceeds and there is no impact on the Partnership’s financial statements as a result of such sale.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2008, 2007 and 2006, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2008		2007		2006
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$419,606	$223,213	$376,881	$222,784	$155,704	$252,048

Administration fees (see Note 8)	29,820	223,213	411,526	222,784	208,988	252,048

For the years ended December 31, 2007, 2006 and 2005, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2007		2006		2005
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$102,114	$101,641	$105,277	$100,658	$141,187	$142,706

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2008, 2007 and 2006 to the tax return net income (loss) for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2008	2007	2006

Financial statement net loss for the years ended March 30, 2008, 2007 and 2006	$(729,875)	$(134,200)	$(2,264,870)

Add (less) net transactions occurring between
January 1, 2005 to March 30, 2005	—	—	(131,732)
January 1, 2006 to March 30, 2006	—	(154,456)	154,456
January 1, 2007 to March 30, 2007	(179,855)	179,855	—
January 1, 2008 to March 30, 2008	173,509	—	—

Adjusted financial statement net loss for the years ended December 31, 2007, 2006 and 2005	(736,221)	(108,801)	(2,342,146)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	(3,000)	(388,990)	36,671

Differences arising from gain on disposal of limited partner interests/local partnership properties	—	3,843,112	(338,198)

Differences arising from equity in loss of investment in local partnerships	(1,827,482)	(2,723,735)	(823,812)

Other income from local partnerships	(89,600)	(174,881)	(67,361)

Other differences	—	1,177	1,356

Tax return net income (loss) for the years ended December 31, 2007, 2006 and 2005	$(2,656,303)	$447,882	$(3,433,490)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2007 and 2006 are as follows:

	2007	2006

Investment in local partnerships - financial reporting	$1,180,760	$1,352,298
Investment in local partnerships - tax	(14,739,995)	(12,503,949)

	$15,920,755	$13,856,247

Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) and an annual additional management fee (“Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $156,249 $154,816 and $176,434 for the years ended March 30, 2008, 2007 and 2006, respectively. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $66,964, $67,968 and $75,614 for the years ended March 30, 2008, 2007 and 2006, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations. Unpaid Management Fees and Additional Management fees in the cumulative amount of $587,890 and $784,283 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2008 and 2007, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (“Administration Fee”) and an annual additional administration fee (“Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $156,249, $154,816 and $176,434 for the years ended March 30, 2008, 2007 and 2006, respectively. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $66,964, $67,968 and $75,614 for the years ended March 30, 2008, 2007 and 2006, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $344,665 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2008 and 2007. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $378,373 and $184,980 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2008 and 2007, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Eleven Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. In addition, three Local Partnerships entered into restructuring agreements, resulting in a change to both rent subsidy and mandatory debt service.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

9.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents and Due from Local Partnership

The carrying amount approximates fair value.

Investments in Bonds

Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

The estimated fair value of the Partnership's financial instruments as of March 30, 2008 and 2007 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008

Total revenue	$116,138	$25,195	$19,417	$13,547

Expenses	(162,772)	(142,250)	(168,222)	(187,069)

Equity in income (loss) of investment in local partnerships	81,702	(95,749)	(98,671)	(131,141)

Net income (loss)	35,068	(212,804)	(247,476)	(304,663)

Net income (loss) per unit of limited partnership interest	.62	(3.78)	(4.39)	(5.41)

2007

Total revenue	$171,774	$47,435	$33,418	$19,733

Expenses	(168,258)	(164,442)	(157,907)	(199,588)

Equity in income (loss) of investment in local partnerships	(68,414)	(55,857)	56,815	(44,516)

Gain on sale of limited partner interests/local partnership properties	40,000	104,566	175,936	75,105

Net income (loss)	(24,898)	(68,298)	108,262	(149,266)

Net income (loss) per unit of limited partnership interest	(.44)	(1.22)	1.93	(2.65)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by Registrant in reports that Registrant files or submits under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Registrant periodically reviews the design and effectiveness of its disclosure controls and procedures, including compliance with various laws and regulations that apply to its operations. Registrant makes modifications to improve the design and effectiveness of its disclosure controls and procedures, and may take other corrective action, if its reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, Registrant recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2008.

Item9A(T).	Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2008.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report on Form 10-K.

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item10.	Directors and Executive Officers of the Registrant

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

Neal Ludeke, age 50, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 52, is the Secretary of Richman Tax Credits. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

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

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Tax Credits any compensation and did not pay any such compensation during the year ended March 30, 2008 or during the prior two fiscal years. During the year ended March 30, 2008 and during the prior two fiscal years, Richman Tax Credits did not pay any compensation to any of its officers or its director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2007, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Tax Credits is wholly owned by Richard Paul Richman.

Item 13.	Certain Relationships and Related Transactions

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” herein.

The net taxable loss generated by Registrant during the year ended December 31, 2007 allocated to the General Partner was $26,562. The net taxable loss generated by the General Partner during the year ended December 31, 2007 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits was $16,840.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Partnership Agreement, Registrant has specific rights and limitations in conducting business with the General Partner and affiliates.  To date, Registrant has followed such provisions of the Partnership Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Partnership Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of the Richman Tax Credits for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Partnership Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2008.

Item 14.	Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2008 and 2007:

	2008	2007

Audit Fees	$60,700	$70,210
Audit-Related Fees	—	—
Tax Fees	$11,550	$11,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2008 and 2007.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2008 and 2007 principal accountant fees and services.

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

(3)	Exhibits

	Exhibit	Incorporated by Reference to

10.01	1989 Westview Arms Limited Partnership Amended and Restated Certificate and Articles of Limited Partnership	Exhibit 10.8 to Form 10-Q Report dated September 29, 1990 (File No. 0-18405)

10.02	2000-2100 Christian Street Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1990 (File No. 0-18405)

10.04	Auburn Hills Apartments Limited Partnership Amended and Restated Certificate and Articles of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated June 29, 1990 (File No. 0-18405)

10.05	Auburn Hills Townhouses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.01 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.06	Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.02 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.07	Batesville Family, L.P. First Amendment to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.05 to Form 10-K Report dated March 30, 1992 (File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.06 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

10.09	Amendment No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1990 (File No. 0-18405)

	Exhibit	Incorporated by Reference to

10.10	Batesville Family, L.P. Amendment No. 3 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1991 (File No. 0-18405)

10.11	Browning Road Phase I, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1990 (File No. 0-18405)

10.12	Browning Road Phase I, L.P. First Agreement to Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1990 (File No. 0-18405)

10.13	Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.03 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.14	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

10.15	Bruce Housing Associates, L.P. First Amendment to Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1990 (File No. 0-18405)

10.17	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1991 (File No. 0-18405)

10.18	Canton Partners, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.19	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated September 29, 1990 (File No. 0-18405)

10.20	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1990 (File No. 0-18405)

10.21	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1990 (File No. 0-18405)

10.22	Christian Street Associates Limited Partnership Second Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1989 (File No. 33-25337)

	Exhibit	Incorporated by Reference to

10.23	Cityside Apartments, Phase II, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1989 (File No. 33-25337)

10.24	Amendment No. 1 to Cityside Apartments, Phase II, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.22 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

10.25	Cleveland Square, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.07 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.26	College Avenue Apartments Limited Partnership Amended and Restated and Articles of Partnership in Commendam	Exhibit 10.7 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.27	Corrigan Square, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.09 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.28	Critical Ventures Housing Partnership III, A Washington Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated June 29, 1990 (File No. 0-18405)

10.29	De Queen Villas Limited Partnership Amended and Restated Certificate and Agreement of Limited Partnership	Exhibit 10.11 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.30	Dermott Villas Limited Partnership Amended and Restated Certificate and Agreement of Limited Partnership	Exhibit 10.12 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and Restated Certificate of Limited Partnership and Limited Partnership Agreement	Exhibit 10.4 to Form 10-K Report dated June 29, 1990 (File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership Second Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.33	Eudora Manor Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.34	Forest Village Housing Partnership Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1993 (File No. 0-18405)

10.35	Amended and Restated Agreement of Limited Partnership Harborside Housing Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated September 29, 1990 (File No. 0-18405)

	Exhibit	Incorporated by Reference to

10.36	Hill Com I Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.9 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.37	Hill Com I Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.35 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

10.38	Hill Com II Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.39	Hill Com II Associates Limited Partnership First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.37 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

10.40	Hughes Manor Limited Partnership Amended and Restated Certificate and Articles of Limited Partnership	Exhibit 10.17 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.41	Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 31, 1990 (File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1991 (File No. 0-18405)

10.44	Second Amended and Restated Agreement of Limited Partnership Lakeside Housing Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated September 29, 1990 (File No. 0-18405)

10.45	Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated December 31, 1990 (File No. 0-18405)

10.47	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 30, 1991 (File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.20 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

	Exhibit	Incorporated by Reference to

10.49	Littleton Avenue Community Village, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated September 29, 1989 (File No. 33-25337)

10.50	Lula Courts Ltd., L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.22 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.51	Magee Elderly, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.52	Mirador del Toa Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated June 29, 1990 (File No. 0-18405)

10.53	Amendment No. 1 to the Mirador del Toa Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.40 to Form 10-K Report dated March 30, 1991 (File No. 0-18405)

10.54	Nixa Heights Apartments, L.P. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.24 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)
10.55	North Hills Farms Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated June 29, 1990 (File No. 0-18405)

10.56	First Amendment to the North Hills Farms Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.54 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

10.57	Patton Place Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.25 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.58	Plantersville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.26 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.59	Powelton Gardens Associates Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.60	Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.28 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.61	Purvis Heights Properties, L.P. First Amendment to Amended and Restated Agreement of Limited Partnership	Exhibit 10.60 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

	Exhibit	Incorporated by Reference to

10.62	Amendment No. 1 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.61 to Form 10-K Report dated March 30, 1992 (File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 31, 1990 (File No. 0-18405)

10.64	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-K Report dated December 30, 1991 (File No. 0-18405)

10.65	Queen Lane Investors Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.29 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report dated December 31, 1990 (File No. 0-18405)

10.67	Renova Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.68	Santa Juanita Limited Dividend Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.69	Second Amendment of Limited Partnership of Santa Juanita Limited Dividend Partnership and Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.68 to Form 10-K Report dated March 30, 1994 (File No. 0-18405)

10.70	Amendment No. 1 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership (Replaces in its entirety Exhibit 10.69 hereof.)	Exhibit 10.1 to Form 10-Q Report dated September 29, 1995 (File No. 0-18405)

10.71	Amendment No. 2 to Santa Juanita Limited Dividend Partnership L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1995 (File No. 0-18405)

10.72	Simpson County Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 30, 1989 (File No. 33-25337)

10.73	Summers Village Limited Partnership Amended and Restated Certificate of Limited Partnership and Limited Partnership Agreement	Exhibit 10.7 to Form 10-Q Report dated June 29, 1990 (File No. 0-18405)

	Exhibit	Incorporated by Reference to

10.74	Tchula Courts Apartments, L.P. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.33 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership in Commendam) Third Amended and Restated Articles of Partnership	Exhibit 10.7 to Form 10-Q Report dated September 29, 1990 (File No. 0-18405)

10.76	Trenton Heights Apartments, L.P. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.34 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.35 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

10.78	Village Creek Limited Partnership Amended and Restated Certificate and Articles of Limited Partnership	Exhibit 10.8 to Form 10-Q Report dated June 29, 1990 (File No. 0-18405)

10.79	York Park Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1989 (File No. 33-25337)

10.80	Non-Negotiable Purchase Money Promissory Notes dated as of January 19, 1990	Exhibit 10.8 to Form 10-Q Report dated December 30, 1990 (File No. 0-18405)

10.81	Non-Negotiable Purchase Money Promissory Notes dated as of May 1, 1990	Exhibit 10.9 to Form 10-Q Report dated December 30, 1990 (File No. 0-18405)

10.82	Assignment and Assumption Agreements dated as of June 28, 1991 on the Non-Negotiable Purchase Money Promissory Notes dated as of January 19, 1990	Exhibit 10.63 to Form 10-K Report dated March 30, 1991 (File No. 0-18405)

10.83	Assignment and Assumption Agreements dated as of June 28, 1991 on the Non-Negotiable Purchase Money Promissory Notes dated as of May 1, 1990	Exhibit 10.64 to Form 10-K Report dated March 30, 1991 (File No. 0-18405)

10.84	Promissory Note and Loan Agreement dated November 12, 1993	Exhibit 10.1 to Form 10-Q Report dated December 30, 1993 (File No. 0-18405)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

	Exhibit	Incorporated by Reference to

99.1	Pages 14 through 33, 47 through 70 and 86 through 88 of prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 28.1 to Form 10-K Report dated March 30, 1990 (File No. 0-18405)

99.2	Supplement No. 1 dated July 25, 1989 of Prospectus	Exhibit 28.2 to Form 10-K Report dated March 30, 1991 (File No. 0-18405)

99.3	Supplement No. 2 dated September 18, 1989 of Prospectus	Exhibit 28.3 to Form 10-K Report dated March 30, 1991 (File No. 0-18405)

99.4	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.5	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.6	Independent Auditor’s Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.7	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.8	Independent Auditors’ Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.9	Independent Auditor’s Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors’ Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 0-18405)

99.11	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.11 to Form 10-K Report dated March 30, 2006 (File No. 0-18405)

99.12	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report dated March 30, 2006 (File No. 0-18405)

99.13	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report dated March 30, 2007 (File No. 0-18405)

	Exhibit	Incorporated by Reference to

99.14	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report dated March 30, 2007 (File No. 0-18405)

99.15	Audited Financial Statements of Patton Place Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.15 to Form 10-K Report dated March 30, 2007 (File No. 0-18405)

*99.16	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2007

*Filed herewith.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	By:	Richman Tax Credits Inc.,
general partner

Dated: July 11, 2008		/s/ David Salzman
David Salzman
Chief Executive Officer

Dated: July 11, 2008		/s/ Neal Ludeke
Neal Ludeke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the general	July 11, 2008
(David Salzman)	partner of the General Partner

/s/ Neal Ludeke	Chief Financial Officer of the general	July 11, 2008
(Neal Ludeke)	partner of the General Partner

/s/ Richard Paul Richman	Director of the general partner of the	July 11, 2008
(Richard Paul Richman)	General Partner