Form 10-Q
period 2008-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2008-11-13
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2008

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

		September 29,	March 30,
	Notes	2008	2008

ASSETS

Cash and cash equivalents		$1,456,750	$706,974
Investments in bonds			842,641
Prepaid expenses		34,165
Investment in local partnerships	2	1,164,699	1,180,760

		$2,655,614	$2,730,375

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$391,386	$511,360
Payable to general partner and affiliates		1,169,582	966,263

		1,560,968	1,477,623

Commitments and contingencies	2,3

Partners' equity (deficit)

General partner		(481,825)	(480,277)
Limited partners (55,746 units of limited partnership interest outstanding)		1,576,471	1,729,761
Accumulated other comprehensive income, net			3,268

		1,094,646	1,252,752

		$2,655,614	$2,730,375

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months	Six Months	Three Months	Six Months
		Ended	Ended	Ended	Ended
	Notes	September 29, 2008	September 29, 2008	September 29, 2007	September 29, 2007

REVENUE

Interest		$5,329	$14,272	$21,795	$47,081
Other income from local partnerships	2	106,235	112,721	3,400	94,252

TOTAL REVENUE		111,564	126,993	25,195	141,333

EXPENSES

Administration fees		55,194	107,872	55,803	111,607
Management fees		55,194	107,872	55,803	111,607
Professional fees		28,328	40,420	22,647	48,878
State of New Jersey filing fee		(13,214)	7,738	7,465	29,417
Printing, postage and other		4,544	9,868	532	3,513

TOTAL EXPENSES		130,046	273,770	142,250	305,022

		(18,482)	(146,777)	(117,055)	(163,689)

Equity in income (loss) of investment in local partnerships	2	78,556	(16,061)	(95,749)	(14,047)

Income (loss) prior to gain on disposal of limited partner interests/local partnership properties		60,074	(162,838)	(212,804)	(177,736)

Gain on disposal of limited partner interests/local partnership properties	2		8,000

NET INCOME (LOSS)		60,074	(154,838)	(212,804)	(177,736)

Other comprehensive income (loss)			(3,268)	4,652	3,821

COMPREHENSIVE INCOME (LOSS)		$60,074	$(158,106)	$(208,152)	$(173,915)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner		$601	$(1,548)	$(2,128)	$(1,777)
Limited partners		59,473	(153,290)	(210,676)	(175,959)

		$60,074	$(154,838)	$(212,804)	$(177,736)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)		$1.07	$(2.75)	$(3.78)	$(3.16)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$9,645	$28,266
Cash paid for
administration fees	(12,425)	(14,910)
management fees		(150,000)
professional fees	(91,157)	(86,250)
State of New Jersey filing fee	(84,697)	(52,420)
printing, postage and other expenses	(36,311)	(3,513)

Net cash used in operating activities	(214,945)	(278,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Voluntary advances to local partnerships		(36,000)
Cash distributions from local partnerships	112,721	94,252
Proceeds from maturities/redemptions and sales of bonds	844,000
Proceeds in connection with disposal of limited partner interests/local partnership properties	8,000	40,000

Net cash provided by investing activities	964,721	98,252

Net increase (decrease) in cash and cash equivalents	749,776	(180,575)

Cash and cash equivalents at beginning of period	706,974	1,265,598

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,456,750	$1,085,023

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(3,268)	$3,821

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
SIX MONTHS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(154,838)	$(177,736)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	16,061	14,047
Distributions from local partnerships classified as other income	(112,721)	(94,252)
Gain on disposal of limited partner interests/local partnership properties	(8,000)
Accretion of zero coupon bonds	(4,627)	(18,815)
Increase in prepaid expenses	(34,165)
Increase in payable to general partner and affiliates	203,319	58,304
Decrease in accounts payable and accrued expenses	(119,974)	(60,375)

NET CASH USED IN OPERATING ACTIVITIES	$(214,945)	$(278,827)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2008 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 29, 2008 include cash and cash equivalents of $1,456,750 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,259,668, which amount includes voluntary advances made to certain Local Partnerships and all of which has been paid. As of September 29, 2008, the Partnership holds an interest in forty Local Partnerships that have, as of June 30, 2008, outstanding mortgage loans payable totaling approximately $57,550,000 and accrued interest payable on such loans totaling approximately $8,920,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the six months ended September 29, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$1,180,760

Equity in loss of investment in local partnerships	(16,061	)*

Cash distributions received from local partnerships	(120,721)

Gain in connection with disposal of limited partner interests/local partnership properties	8,000

Cash distributions classified as other income	112,721

Investment in local partnerships as of September 29, 2008	$1,164,699

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $928,064 for the six months ended June 30, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$1,731,171	$1,749,583
Rents receivable	525,824	408,164
Escrow deposits and reserves	5,956,689	5,663,840
Land	3,156,419	3,196,424
Buildings and improvements (net of accumulated depreciation of $71,772,837 and $70,793,977)	45,235,741	47,196,736
Intangible assets (net of accumulated amortization of $387,046 and $395,858)	447,102	475,705
Other assets	1,038,095	1,169,810

	$58,091,041	$59,860,262

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$3,162,269	$3,089,496
Due to related parties	2,280,770	2,369,118
Mortgage loans	57,549,804	58,588,266
Notes payable	985,881	935,635
Accrued interest	8,920,345	8,734,497
Other liabilities	644,623	647,251

	73,543,692	74,364,263

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	29,545,518	29,986,239
Cumulative loss	(23,644,175)	(24,071,415)

	5,901,343	5,914,824

General partners and other limited partners
Capital contributions, net of distributions	1,385,335	1,386,776
Cumulative loss	(22,739,329)	(21,805,601)

	(21,353,994)	(20,418,825)

	(15,452,651)	(14,504,001)

	$58,091,041	$59,860,262

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008	2007	2007

REVENUE

Rental	$4,721,541	$9,374,621	$4,599,213	$9,308,580
Interest and other	74,697	217,103	161,751	277,033

TOTAL REVENUE	4,796,238	9,591,724	4,760,964	9,585,613

EXPENSES

Administrative	1,085,879	2,007,734	947,488	1,965,022
Utilities	717,515	1,833,890	712,772	1,660,054
Operating and maintenance	1,274,665	2,361,697	1,210,042	2,215,862
Taxes and insurance	607,580	1,226,508	597,905	1,203,509
Financial	763,856	1,569,513	820,342	1,664,055
Depreciation and amortization	940,541	1,901,428	984,380	1,951,743

TOTAL EXPENSES	5,390,036	10,900,770	5,272,929	10,660,245

Loss from operations before gain on sale of property	(593,798)	(1,309,046)	(511,965)	(1,074,632)

Gain on sale of property	314,489	314,489

NET LOSS	$(279,309)	$(994,557)	$(511,965)	$(1,074,632)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$99,072	$4,455	$(95,749)	$(14,047)
General partners and other limited partners, which includes $334,010, $928,064, $390,632 and $975,303 of Partnership loss in excess of investment	(378,381)	(999,012)	(416,216)	(1,060,585)

	$(279,309)	$(994,557)	$(511,965)	$(1,074,632)

The combined results of operations of the Local Partnerships for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

*
The equity in income (loss) of investment in local partnerships as reflected in the accompanying statements of operations of the Partnership for the three and six month periods ended September 29, 2008 is $78,556 and ($16,061), respectively. The amounts shown above in the combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 include an allocation of the gain on sale of the Property owned by The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”). Because the Partnership’s investment balance in Pendleton was zero prior to the sale, the Partnership has recognized income to the extent of proceeds received (see discussion below).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The non-mandatory second mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in February 2006 but has not been repaid or formally extended. Unpaid principal and accrued interest as of September 2008 total approximately $794,000. The Local General Partner of Ann Ell represents that payments on the first mortgage and real estate taxes are current. The Partnership has made voluntary advances of $605,866 to Ann Ell as of September 29, 2008 to fund operating deficits, none of which were made during the six months then ended. The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,813,000 as of September 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $13,000 as of September 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of September 2008 total approximately $7,997,000. The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages. The real estate tax abatement on the Property expired in June 2006; however, the Local General Partner of Littleton represents that the City of Newark has not assessed the Property and has not charged Littleton for real estate taxes. The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

Pendleton sold its underlying Property in May 2008, in connection with which the Partnership received $8,000; such amount is reflected as income from disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the six months ended September 29, 2008. Pendleton recognized a gain of $314,489 for the six months ended June 30, 2008, which amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships included herein Note 2. The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2008, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the six months ended September 29, 2008, Registrant received cash from interest revenue, proceeds from maturities/redemptions and sales of bonds, proceeds in connection with disposals of limited partner interests/local partnership properties (see Local Partnership Matters below) and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $93,000 during the six months ended September 29, 2008 (which includes a net unrealized loss on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $5,000). Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured during the six months ended September 29, 2008. During the six months ended September 29, 2008, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the six months ended June 30, 2008 of $16,061. Accounts payable and accrued expenses includes deferred administration fees of $344,665, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of September 29, 2008.

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

Registrant’s operations for the three months ended September 29, 2008 and 2007 resulted in net income (loss) of $60,074 and $(212,804), respectively. The increase in net income from fiscal 2007 to fiscal 2008 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $174,000, which increase is primarily attributable to (i) a decrease in the net operating losses of certain Local Partnerships in which Registrant continued to have an investment balance and (ii) voluntary advances made to a Local Partnership in fiscal 2007 that were written off as additional equity in loss of investment in local partnerships, and an increase in other income from local partnerships of approximately $103,000. Other comprehensive income for the three months ended September 29, 2007 resulted from a net unrealized gain on investments in bonds of $4,652. Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured during the three months ended June 29, 2008.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships’ loss from operations of approximately $594,000 for the three months ended June 30, 2008 was attributable to rental and other revenue of approximately $4,796,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,449,000 and approximately $941,000 of depreciation and amortization expense. The Local Partnerships’ loss from operations of approximately $512,000 for the three months ended June 30, 2007 was attributable to rental and other revenue of approximately $4,761,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,289,000 and approximately $984,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

Registrant’s operations for the six months ended September 29, 2008 and 2007 have not varied significantly, as reflected by the net losses of $154,838 and $177,736, respectively. Other comprehensive income (loss) for the six months ended September 29, 2008 and 2007 resulted from a net unrealized gain (loss) on investments in bonds of $(3,268) and $3,821, respectively. Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured during the three months ended June 29, 2008.

The Local Partnerships’ loss from operations of approximately $1,309,000 for the six months ended June 30, 2008 was attributable to rental and other revenue of approximately $9,592,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $9,000,000 and depreciation and amortization expense of approximately $1,901,000. The Local Partnerships’ loss from operations of approximately $1,075,000 for the six months ended June 30, 2007 was attributable to rental and other revenue of approximately $9,586,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,709,000 and depreciation and amortization expense of approximately $1,952,000. The results of operations of the Local Partnerships for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2001. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Compliance Period of all of the Local Partnerships expired as of December 31, 2006. It is the General Partner’s intention to sell or assign Registrant’s interests in the Local Partnerships since the Compliance Periods have expired. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The non-mandatory second mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in February 2006 but has not been repaid or formally extended. Unpaid principal and accrued interest as of September 2008 total approximately $794,000. The Local General Partner of Ann Ell represents that payments on the first mortgage and real estate taxes are current. Registrant has made cumulative voluntary advances to Ann Ell of $605,866 as of September 29, 2008 to fund operating deficits, none of which was advanced during the six months then ended. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,813,000 as of September 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $13,000 as of September 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of September 2008 total approximately $7,997,000. The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages. The real estate tax abatement on the Property expired in June 2006; however, the Local General Partner of Littleton represents that the City of Newark has not assessed the Property and has not charged Littleton for real estate taxes. Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of DeQueen Villas Limited Partnership (“DeQueen Villas”) require the Local General Partners of DeQueen Villas to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2008, DeQueen Villas reported an operating deficit of approximately $17,000, which includes property management fees of approximately $8,000. The Local General Partners of DeQueen Villas represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in DeQueen Villas, after cumulative equity losses, became zero during the year ended March 30, 1997.

The terms of the partnership agreement of Hill Com I Limited Partnership (“Hill Com I”) require the Local General Partners of Hill Com I to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2008, Hill Com I reported an operating deficit of approximately $55,000, which includes property management fees of approximately $20,000. The Local General Partners of Hill Com I represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Hill Com I, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”), sold its underlying Property in May 2008, in connection with which Registrant received $8,000; such amount is reflected as income from disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the six months ended September 29, 2008. Pendleton recognized a gain of $314,489 for the six months ended June 30, 2008, which amount is reflected as gain on sale of property in the accompanying combined statement of operations of the Local Partnerships. Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 29, 2008 include cash and cash equivalents of $1,456,750 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the six months ended September 29, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2008.

There were no changes in Registrant’s internal control over financial reporting during the six months ended September 29, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

None

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

by: Richman Tax Credits Inc.,
general partner

Dated: November 13, 2008	/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: November 13, 2008	/s/Neal Ludeke
by: Neal Ludeke
Chief Financial Officer

Dated: November 13, 2008	/s/Richard Paul Richman
by: Richard Paul Richman
Director