Form 10-Q
period 2008-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2009-02-17
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2008

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
 (UNAUDITED)

		December 30,	March 30,
	Notes	2008	2008

ASSETS

Cash and cash equivalents		$1,433,044	$706,974
Investments in bonds			842,641
Prepaid expenses		18,907
Investment in local partnerships	2	1,051,109	1,180,760

		$2,503,060	$2,730,375

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$400,277	$511,360
Payable to general partner and affiliates		1,270,034	966,263

		1,670,311	1,477,623

Commitments and contingencies	2,3

Partners' equity (deficit)

General partner		(484,444)	(480,277)
Limited partners (55,746 units of limited partnership interest outstanding)		1,317,193	1,729,761
Accumulated other comprehensive income, net			3,268

		832,749	1,252,752

		$2,503,060	$2,730,375

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
 (UNAUDITED)

		Three Months	Nine Months	Three Months	Nine Months
		Ended	Ended	Ended	Ended
	Notes	December 30, 2008	December 30, 2008	December 30, 2007	December 30, 2007

REVENUE

Interest		$2,207	$16,479	$19,069	$66,150
Other income from local partnerships	2		112,721	348	94,600

TOTAL REVENUE		2,207	129,200	19,417	160,750

EXPENSES

Administration fees		55,196	163,068	55,803	167,410
Management fees		55,196	163,068	55,803	167,410
Professional fees		25,754	66,174	25,152	74,030
State of New Jersey filing fee		15,258	22,996	20,505	49,922
Printing, postage and other		(890)	8,978	10,959	14,472

TOTAL EXPENSES		150,514	424,284	168,222	473,244

		(148,307)	(295,084)	(148,805)	(312,494)

Equity in loss of investment in local partnerships	2	(113,590)	(129,651)	(98,671)	(112,718)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(261,897)	(424,735)	(247,476)	(425,212)

Gain on disposal of limited partner interests/local partnership properties	2		8,000

NET LOSS		(261,897)	(416,735)	(247,476)	(425,212)

Other comprehensive income (loss)			(3,268)	1,472	5,293

COMPREHENSIVE LOSS		$(261,897)	$(420,003)	$(246,004)	$(419,919)

NET LOSS ATTRIBUTABLE TO

General partner		$(2,619)	$(4,167)	$(2,475)	$(4,252)
Limited partners		(259,278)	(412,568)	(245,001)	(420,960)

		$(261,897)	$(416,735)	$(247,476)	$(425,212)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(4.65)	$(7.40)	$(4.39)	$(7.55)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$11,852	$37,877
Cash paid for
administration fees	(22,365)	(22,365)
management fees		(418,606)
professional fees	(104,234)	(90,217)
State of New Jersey filing fee	(84,697)	(86,650)
printing, postage and other expenses	(39,207)	(5,678)

Net cash used in operating activities	(238,651)	(585,639)

CASH FLOWS FROM INVESTING ACTIVITIES

Voluntary advances to local partnerships		(72,322)
Distributions received from local partnerships	112,721	94,600
Proceeds from maturities/redemptions and sales of bonds	844,000
Proceeds in connection with disposal of limited partner interests/local partnership properties	8,000	40,000

Net cash provided by investing activities	964,721	62,278

Net increase (decrease) in cash and cash equivalents	726,070	(523,361)

Cash and cash equivalents at beginning of period	706,974	1,265,598

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,433,044	$742,237

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(3,268)	$5,293

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(416,735)	$(425,212)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	129,651	112,718
Distributions from local partnerships classified as other income	(112,721)	(94,600)
Gain on disposal of limited partner interests/local partnership properties	(8,000)
Accretion of zero coupon bonds	(4,627)	(28,273)
Increase in prepaid expenses	(18,907)
Increase in payable to general partner and affiliates	303,771	(106,151)
Decrease in accounts payable and accrued expenses	(111,083)	(44,121)

NET CASH USED IN OPERATING ACTIVITIES	$(238,651)	$(585,639)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2008 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of December 30, 2008 include cash and cash equivalents of $1,433,044 as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The FSP is effective for public entities in their first reporting period (interim or annual) that ends after December 15, 2008. The Partnership does not believe that the adoption of the FSP will have a material impact on its financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,259,668, which amount includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of December 30, 2008, the Partnership holds an interest in forty Local Partnerships that have, as of September 30, 2008, outstanding mortgage loans payable totaling approximately $57,424,000 and accrued interest payable on such loans totaling approximately $8,772,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the nine months ended December 30, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$1,180,760

Equity in loss of investment in local partnerships	(129,651	)*

Cash distributions received from local partnerships	(120,721)

Gain in connection with disposal of limited partner interests/local partnership properties	8,000

Cash distributions classified as other income	112,721

Investment in local partnerships as of December 30, 2008	$1,051,109

*
Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership.  The amount of such excess losses applied to other partners' capital was $1,473,478 for the nine months ended September 30, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$1,373,222	$1,749,583
Rents receivable	413,937	408,164
Escrow deposits and reserves	6,075,515	5,663,840
Land	3,156,419	3,196,424
Buildings and improvements (net of accumulated depreciation of $72,717,161 and $70,793,977)	44,530,583	47,196,736
Intangible assets (net of accumulated amortization of $394,378 and $395,858)	440,771	475,705
Other assets	1,096,969	1,169,810

	$57,087,416	$59,860,262

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$3,373,735	$3,089,496
Due to related parties	2,117,904	2,369,118
Mortgage loans	57,423,952	58,588,266
Notes payable	980,007	935,635
Accrued interest	8,772,474	8,734,497
Other liabilities	589,798	647,251

	73,257,870	74,364,263

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	29,666,877	29,986,239
Cumulative loss	(23,757,765)	(24,071,415)

	5,909,112	5,914,824

General partners and other limited partners
Capital contributions, net of distributions	1,263,976	1,386,776
Cumulative loss	(23,343,542)	(21,805,601)

	(22,079,566)	(20,418,825)

	(16,170,454)	(14,504,001)

	$57,087,416	$59,860,262

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008	2007	2007

REVENUE

Rental	$4,532,656	$13,907,277	$4,538,720	$13,847,300
Interest and other	137,316	354,419	84,918	361,951

TOTAL REVENUE	4,669,972	14,261,696	4,623,638	14,209,251

EXPENSES

Administrative	1,028,520	3,036,254	859,673	2,824,695
Utilities	747,787	2,581,677	657,811	2,317,865
Operating and maintenance	1,243,216	3,604,913	1,365,738	3,581,600
Taxes and insurance	651,370	1,877,878	613,776	1,817,285
Financial	765,224	2,334,737	911,154	2,575,209
Depreciation and amortization	951,657	2,853,085	1,019,350	2,971,093

TOTAL EXPENSES	5,387,774	16,288,544	5,427,502	16,087,747

Loss from operations before gain on sale of property	(717,802)	(2,026,848)	(803,864)	(1,878,496)

Gain on sale of property		314,489

NET LOSS	$(717,802)	$(1,712,359)	$(803,864)	$(1,878,496)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$(113,590)	$(109,134)	$(98,671)	$(112,718)
General partners and other limited partners (includes $545,414, $1,473,478, $613,173 and $1,588,476 of Partnership loss in excess of investment)	(604,212)	(1,603,225)	(705,193)	(1,765,778)

	$(717,802)	$(1,712,359)	$(803,864)	$(1,878,496)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

*
The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2008 is $129,651.  The amount shown above in the combined statement of operations of the Local Partnerships for the nine months ended September 30, 2008 includes an allocation of the gain on sale of the Property owned by The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”).  Because the Partnership’s investment balance in Pendleton was zero prior to the sale, the Partnership has recognized income to the extent of proceeds received (see discussion below).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The first mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in January 2009; unpaid principal and accrued interest total approximately $3,170,000.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $800,000 as of December 2008.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Contract.  The Partnership has made cumulative voluntary advances to Ann Ell of $605,866 as of December 30, 2008 to fund operating deficits, none of which was advanced during the nine months then ended.  The Partnership does not anticipate the receipt of any proceeds from the proposed sale of the Property.  The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,837,000 as of December 2008.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $17,000 as of December 2008.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of December 2008 total approximately $8,003,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $62,000 as of December 2008 and that approximately $23,000 in tax liens have been sold to a third party.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

Pendleton sold its underlying Property in May 2008, in connection with which the Partnership received $8,000; such amount is reflected as income from disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the nine months ended December 30, 2008.  Pendleton recognized a gain of $314,489 for the nine months ended September 30, 2008, which amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships included herein Note 2.  The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

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

Material Changes in Financial Condition

As of December 30, 2008, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2008, Registrant received cash from interest revenue, proceeds from maturities/redemptions and sales of bonds, proceeds in connection with disposals of limited partner interests/local partnership properties (see Local Partnership Matters below) and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $117,000 during the nine months ended December 30, 2008 (which includes a net unrealized loss on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $5,000).  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured in May 2008.  During the nine months ended December 30, 2008, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the nine months ended September 30, 2008 of $129,651.  Accounts payable and accrued expenses includes deferred administration fees of $344,665, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of December 30, 2008.

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

Registrant’s operations for the three months ended December 30, 2008 and 2007 have not varied significantly, as reflected by the net losses of $261,897 and $247,476, respectively.  Other comprehensive income for the three months ended December 30, 2007 resulted from a net unrealized gain on investments in bonds of $1,472.  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured in May 2008.

The Local Partnerships’ loss from operations of approximately $718,000 for the three months ended September 30, 2008 was attributable to rental and other revenue of approximately $4,670,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,436,000 and approximately $952,000 of depreciation and amortization expense.  The Local Partnerships’ loss from operations of approximately $804,000 for the three months ended September 30, 2007 was attributable to rental and other revenue of approximately $4,624,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,409,000 and approximately $1,019,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although Registrant’s operations for the nine months ended December 30, 2008 and 2007 have not varied significantly, as reflected by the net losses of $416,735 and $425,212, respectively, interest revenue and other income from local partnerships decreased from fiscal 2007 to fiscal 2008 by approximately $32,000 and operating expenses decreased from fiscal 2007 to fiscal 2008 by approximately $49,000.  Other comprehensive income (loss) for the nine months ended December 30, 2008 and 2007 resulted from a net unrealized gain (loss) on investments in bonds of $(3,268) and $5,293, respectively.  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured in May 2008.

The Local Partnerships’ loss from operations of approximately $2,027,000 for the nine months ended September 30, 2008 was attributable to rental and other revenue of approximately $14,262,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $13,436,000 and depreciation and amortization expense of approximately $2,853,000.  The Local Partnerships’ loss from operations of approximately $1,878,000 for the nine months ended September 30, 2007 was attributable to rental and other revenue of approximately $14,209,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $13,116,000 and approximately $2,971,000 of depreciation and amortization expense.  The results of operations of the Local Partnerships for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest").  During the nine months ended September 30, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service.  Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.  However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The first mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in January 2009; unpaid principal and accrued interest total approximately $3,170,000.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $800,000 as of December 2008.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Contract.  Registrant has made cumulative voluntary advances to Ann Ell of $605,866 as of December 30, 2008 to fund operating deficits, none of which was advanced during the nine months then ended. Registrant does not anticipate the receipt of any proceeds from the proposed sale of the Property.  Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,837,000 as of December 2008.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $17,000 as of December 2008.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of December 2008 total approximately $8,003,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $62,000 as of December 2008 and that approximately $23,000 in tax liens have been sold to a third party.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

The terms of the partnership agreement of De Queen Villas Limited Partnership (“De Queen Villas”) require the Local General Partners of De Queen Villas to cause the management agent to defer property management fees in order to avoid a default under the mortgage.  During the nine months ended September 30, 2008, De Queen Villas reported an operating deficit of approximately $19,000, which includes property management fees of approximately $13,000.  The Local General Partners of De Queen Villas represent that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in De Queen Villas, after cumulative equity losses, became zero during the year ended March 30, 1997.

The terms of the partnership agreement of Hill Com I Limited Partnership (“Hill Com I”) require the Local General Partners of Hill Com I to cause the management agent to defer property management fees in order to avoid a default under the mortgage.  During the nine months ended September 30, 2008, Hill Com I reported an operating deficit of approximately $77,000, which includes property management fees of approximately $29,000.  The Local General Partners of Hill Com I represent that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Hill Com I, after cumulative equity losses, became zero during the year ended March 30, 2002.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”), sold its underlying Property in May 2008, in connection with which Registrant received $8,000; such amount is reflected as income from disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the nine months ended December 30, 2008.  Pendleton recognized a gain of $314,489 for the six months ended June 30, 2008, which amount is reflected as gain on sale of property in the accompanying combined statement of operations of the Local Partnerships.  Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of December 30, 2008 include cash and cash equivalents of $1,433,044 as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP is effective for public entities in their first reporting period (interim or annual) that ends after December 15, 2008.  Registrant does not believe that the adoption of the FSP will have a material impact on its financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the nine months ended December 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2008.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	by:	Richman Tax Credits Inc.,
general partner

Dated: February 13, 2009	/s/David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: February 13, 2009	/s/James Hussey
	by:	James Hussey
Chief Financial Officer

Dated: February 13, 2009	/s/Richard Paul Richman
	by:	Richard Paul Richman
Director