Form 10-K
period 2009-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2009-06-29
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.

Documents incorporated by reference:
Pages 14 through 33, 47 through 70 and 86 through 88 of the Registrant’s prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, and filed as Exhibits hereto, are incorporated by reference into Part I of this Annual Report.

PART I

Item 1.  Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties II L.P. (the "Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. .The Local Partnerships hold their respective Properties in fee.  Registrant invested in fifty such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986 (the “Historic Rehabilitation Tax Credit”).  Registrant considers its activity to constitute a single industry segment.

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

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "SEC") on April 21, 1989 pursuant to the Securities Act of 1933 under Registration Statement File No. 33-25337, and was declared effective on May 9, 1989.  Reference is made to the prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus").  Pursuant to Rule 12b-23 of the SEC’s General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 47 through 70 of the Prospectus is hereby incorporated into this Annual Report by reference.

On June 14, 1989, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 100,000 units of limited partnership interest (the "Units") at $1,000 per Unit to investors (the “Limited Partners”).  On June 28, 1989, July 31, 1989 and September 22, 1989, the closings for 13,533, 20,560 and 21,653 Units, respectively, took place, amounting to aggregate Limited Partners’ capital contributions of $55,746,000.

Registrant's primary objective, to provide Low-income Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships.  However, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2009, Registrant owns forty of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 1.  Business (continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below for a summary of Registrant's operations.

Competition

Pursuant to Rule 12b-23 of the SEC’s General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 33 of the Prospectus is hereby incorporated into this Annual Report by reference.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs.  All management activities of Registrant are conducted by the General Partner.  An affiliate of the General Partner employs individuals who perform the management activities of Registrant.  This entity also performs similar services for other affiliates of the General Partner.

Regulation

The following is a brief summary of certain regulations applicable to Registrant and is not, nor should it be considered, a full summary of the law or all related issues.  Other than as set forth above and below, Registrant is not aware of any existing or probable federal, state or local governmental regulations, or any recent changes to such governmental regulations, which would have an effect on Registrant’s business.

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties.  During the period that a subsidy agreement between the United States Department of Housing and Urban Development (“HUD”) and a Local Partnership is in existence, the Local Partnership Interest of such Local Partnership may not be sold, and the Property may not be transferred by the Local Partnership to another entity, without HUD’s approval, which may be subject to various conditions.  In particular, the transfer of title of the Properties by the Local Partnerships is expected to be required to be closed in escrow pending HUD approval.  In addition, as a condition to certain disposals, Registrant anticipates that HUD will require the Local Partnerships to dedicate resources to maintenance in order to correct deficiencies in the physical condition of the Properties. Correction of such deficiencies will probably require expenditures of significant amounts of funds, thus effectively reducing the amount of any net proceeds from the sale of the Property.  There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Limited Partners.

In the case of certain of the Local Partnerships, the local housing authority has the right, for a period of time, to find a purchaser for the Property prior to the Local General Partner beginning its own efforts to sell the Property.  There can be no assurance that the local housing authorities will be successful in finding purchasers for such Properties, which may adversely impact the timing of Property sales.

Certain of the Local Partnerships may be subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships’ loan, regulatory or other agreements.

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Item 1A.  Risk Factors.

Risks Relating to Registrant’s Business and Industry

There is no guarantee that the Properties will be sold or, if sold, that Registrant would receive any proceeds.

As noted above in Item 1 - Business, Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  However, the market of interested buyers of the Properties is limited.  Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

•	the Extended Use Provisions;

•
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

•	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner for prior operating advances and deferred fees.  As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

As noted above in Item 1 - Business, certain of the Local Partnerships entered into agreements containing Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate.  Such risks, which are subject to change and are not in the control of Registrant, include risks related to:

•	the adverse use of adjacent or neighborhood real estate;

•	regulated rents, which may adversely impact rent increases;

•	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

•	the inability of tenants to pay rent in light of current market conditions;

•	changes in the demand for or supply of competing properties;

•	changes in state or local tax rates and assessments;

•	increases in utility charges;

Item 1A.  Risk Factors (continued).

•	unexpected expenditures for repairs and maintenance;

•	the discovery of previously undetected environmentally hazardous conditions;

•	costs associated with complying with the Americans with Disabilities Act;

•	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

•	lawsuits from tenants or guests in connection with injuries that occur on the Properties;

•	changes in local economic conditions; and

•	changes in interest rates and the availability of financing (including changes resulting from current market conditions).

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

Item 1A.  Risk Factors (continued).

Limited Partners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the Limited Partners of Registrant have not received a return of any portion of their original capital.  Accordingly, the only benefit of this investment may be the Low-income Tax Credits and Historic Rehabilitation Tax Credits.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831.  Registrant does not own or lease any properties.  Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant originally acquired Local Partnership Interests in fifty Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships expired as of December 31, 2006 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2009, Registrant owns forty of the fifty Local Partnership Interests originally acquired.  Registrant has instructed the remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

During the year ended March 30, 2009, The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) sold its underlying Property, in connection with which Registrant received $8,000 and withdrew from Pendleton.  In June 2009, Harborside Housing Limited Partnership (“Harborside”) entered into a Purchase and Sale Contract (the “Harborside Contract”) for the sale of its underlying Property for $6,000,000.  There can be no assurance that the Property will be sold under the terms of the Harborside Contract.  See further discussion regarding Pendleton and Harborside in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnerships Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the Local Partnership Interests or the amount of proceeds which may be received in such dispositions.  In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.  Properties (continued).

The Local Partnership Interests were acquired by Registrant in 1989 and 1990.  Although Registrant generally owns a 98.9%-99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP of Santa Juanita are 64.36% and 34.64%, respectively.  In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of the subsidies below).  The subsidy agreements expire at various times.  Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Eight Local Partnerships' Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines.  In addition, three Local Partnerships have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

Item 2.  Properties (continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2008		(see footnotes)

1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796		$226,977		(1a&d)

2000-2100 Christian Street Associates (3), (6), (12) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		—	(3)

Ann Ell Apartments Associates, Ltd. (12) Ann Ell Apartments Miami Beach, Florida	54	1,211,525		1,721,006		(1b)

Auburn Hills Apartments Limited Partnership Auburn Hills Apartments Cabot, Arkansas	24	201,649		768,055		(1b)

Auburn Hills Townhouses Limited Partnership Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		5,731,567		(1a&d)

Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741	(2)	1,396,285		(1b)

Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		759,581		(1b)

Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	1,064,826		(1b&c)

Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199		1,408,754		(1b)

Carrington Limited Dividend Housing Association Limited Partnership (3), (9) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	—	(3)

Christian Street Associates Limited Partnership (3), (14) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		—	(3)

Cityside Apartments, Phase II, L.P. Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		5,934,130		(1a,b&d)

Cleveland Square, Ltd. Cleveland Square Apartments Cleveland, Texas	48	223,327		759,311		(1b)

Item 2.  Properties (continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2008		(see footnotes)

College Avenue Apartments Limited Partnership (3), (14) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$—	(3)

Corrigan Square, Ltd. Corrigan Square Apartments Corrigan, Texas	96	372,833		1,309,835		(1b)

De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051		1,279,366		(1b)

Dermott Villas Limited Partnership (3), (8) Dermott Villas Dermott, Arkansas	32	272,802		—	(3)

Eagle View, Ltd. Eagle View Apartments Clearfield, Kentucky	14	102,850		369,851		(1b)

Elm Hill Housing Limited Partnership (3) Elm Hill Housing Boston, Massachusetts	142	5,712,391		—	(3)

Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838		726,844		(1b)

Forest Village Housing Partnership (3),(12) Forest Village Apartments Auburn, Washington	89	1,706,079		—	(3)

Harborside Housing Limited Partnership (11) Cal-View Apartments East Chicago, Indiana	255	1,789,434		2,106,285

Hill Com I Associates Limited Partnership Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635		1,165,986		(1a,d&e)

Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172		938,031		(1a,d&e)

Hughes Manor Limited Partnership Hughes Manor Hughes, Arkansas	32	287,261		1,075,644		(1b)

Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	90,878	(2)	731,946		(1b&c)

Item 2.  Properties (continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2008		(see footnotes)

Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$6,229,526		(1a,b&d)

Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	733,946		(1b&c)

Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225		680,940		(1b)

Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080		(1b)

Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645		677,212		(1b)

Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952		572,916		(1b&c)

Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	1,811,472		(1b&c)

Nixa Heights Apartments, L.P. Nixa Heights Apartments Nixa, Missouri	40	250,030		966,495		(1b)

North Hills Farms Limited Partnership North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		963,478		(1a&d)

Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044		640,227		(1a&d)

Plantersville Family, L.P. Regal Ridge Apartments Plantersville, Mississippi	24	152,268		571,780		(1b)

Powelton Gardens Associates (3), (7) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		—	(3)

Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419	(2)	1,110,322		(1b)

Item 2.  Properties (continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2008		(see footnotes)

Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	$603,552	(2)	$1,884,424		(1b)

Renova Properties, L.P. Hymon Lucas Manor Renova, Mississippi	24	165,582		616,613		(1b&c)

Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	1,420,421		(1a,b,d&f)

Simpson County Family, L.P. Azalea Apartments Magee, Mississippi	24	211,823		788,960		(1c)

Summers Village Limited Partnership Summers Village Apartments Summersville, West Virginia	24	194,674		781,972		(1b)

Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984		708,373		(1b)

The Pendleton (A Louisiana Partnership in Commendam) (4), (10), (12) The Pendleton Shreveport, Louisiana	36	447,621		—	(4)

Trenton Heights Apartments, L.P. Trenton Heights Apartments Trenton, Mississippi	40	100,434		423,804		(1b)

Twin Pine Family, L.P. Twin Pine Apartments Louisville, Mississippi	24	163,172		562,635		(1b)

Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216		1,173,292		(1b)

York Park Associates Limited Partnership (3), (5) York Park Apartments Dundalk, Maryland	80	2,146,200		—	(3)

		$48,259,668		$57,096,168

(1)	Description of subsidies:

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

Item 2.  Properties (continued).

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 in Note 5 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2008 in Note 5 to the accompanying financial statements.

(5)
Registrant sold its Local Partnership Interest to an affiliate of one of the Local General Partners in January 2006.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements does not include any results of operations for such Local Partnership.

(6)
Registrant withdrew from the Local Partnership in June 2006.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of Registrant’s withdrawal (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(7)
The underlying Property was sold in two separate transactions in September 2006 and October 2006 and the Local Partnership was subsequently dissolved.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)
The underlying Property was sold in October 2006 and Registrant withdrew from the Local Partnership in December 2006.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2006 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)
Registrant assigned its Local Partnership Interest to one of the Local General Partners in February 2007.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2007 included in Note 5 to the accompanying financial statements do not include any results of operations for such Local Partnership (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
The underlying Property was sold in May 2008 and Registrant withdrew from the Local Partnership.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2008 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)
In June 2009, the Local Partnership entered into a Purchase and Sale Contract for the potential sale of its underlying Property (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Limited Partners during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of December 31, 2008 was approximately 2,545, holding an aggregate of 55,746 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2009 and 2008.

Low-income Tax Credits and Historic Rehabilitation Tax Credits (together, the “Tax Credits”), which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities.  Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit, net of circumstances which have given rise to recapture.  The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2005 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2006.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in three closings with aggregate Limited Partners’ capital contributions of $55,746,000.  In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000.  The remaining net proceeds of approximately $45,867,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986.  The Net Proceeds were utilized in acquiring a Local Partnership Interest in fifty Local Partnerships.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

As of March 30, 2009, Registrant has cash and cash equivalents of $1,008,523, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties (see Part I, Item 2 - Properties regarding the potential sale of the Property owned by Harborside Housing Limited Partnership (“Harborside”)).  As of March 30, 2008, Registrant’s investments in bonds represented U.S. Treasury debt securities of $842,641 that matured in May 2008.

During the year ended March 30, 2009, Registrant received cash from interest revenue, proceeds from maturities/redemptions and sales of bonds, proceeds in connection with the disposal of limited partner interests/local partnership properties (see discussion below under Local Partnership Matters) and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $541,000 during the year ended March 30, 2009 (which includes a net unrealized loss on investments in bonds of approximately $3,000 and the accretion of zero coupon bonds of approximately $5,000).

During the year ended March 30, 2009, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2008 of $99,600.  Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2009 include cumulative deferred administration fees and management fees of $1,308,121.

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

Registrant’s operations for the years ended March 30, 2009, 2008 and 2007 resulted in net losses of $554,944, $729,875 and $134,200, respectively.  The decrease in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $144,000 and a decrease in operating expenses of approximately $60,000, all partially offset by a decrease in interest revenue and other income from local partnerships of approximately $37,000.  The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to (i) gains on disposal of limited partner interests/local partnership properties totaling approximately $396,000 recognized in fiscal 2007 in connection with Powelton Gardens Associates (“Powelton”), Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”), Dermott Villas Limited Partnership (“Dermott”) and 2000-2100 Christian Street Associates (“2000 Christian Street”), (ii) an increase in equity in loss of investment in local partnerships of approximately $132,000 and (iii) a decrease in other income from local partnerships of approximately $71,000.  Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships as reflected in Note 5 to the financial statements, (ii) fluctuations in the nonrecognition of losses in accordance with the equity method of accounting and (iii) changes in the net operating results of those Local Partnerships in which Registrant continued to have an investment balance.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The Local Partnerships’ net loss of approximately $2,489,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,904,000, gain on sale of property of approximately $314,000 and interest on non-mandatory debt of approximately $652,000, and does not include principal payments on permanent mortgages of approximately $1,358,000.  The Local Partnerships’ net loss of approximately $2,266,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,973,000 and interest on non-mandatory debt of approximately $597,000, and does not include principal payments on permanent mortgages of approximately $1,511,000.  The Local Partnerships’ net loss of approximately $2,171,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $4,235,000, gain on sale of property of approximately $671,000 and interest on non-mandatory debt of approximately $627,000, and does not include principal payments on permanent mortgages of approximately $1,474,000.  The rental income and total expenses have decreased over the last two years primarily as a result of the disposal of certain limited partner interests/local partnership properties.  The results of operations of the Local Partnerships for the year ended December 31, 2008 are not necessarily indicative of results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective had been to provide Low-income Tax Credits to the Limited Partners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s interests in the Local Partnerships.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest").  During the year ended December 31, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service.  Most of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships’ operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.  However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.  Registrant has no legal obligation to fund any such deficits.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,885,000 as of June 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $27,000 as of June 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The first mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in January 2009; unpaid principal and accrued interest total approximately $3,156,000 as of June 2009.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $814,000 as of June 2009.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Ann Ell Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Ann Ell Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Ann Ell Contract.  Registrant has made cumulative voluntary advances to Ann Ell of $605,866 as of March 30, 2009 to fund operating deficits, none of which was advanced during the year then ended. Registrant does not anticipate the receipt of any proceeds from the proposed sale of the Property.  Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of June 2009 total approximately $8,151,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $41,000 as of June 2009 and that approximately $50,000 in tax liens have been sold to a third party.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) sold its underlying Property in May 2008, in connection with which Registrant received $8,000; such amount is reflected as income from disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2009.  Pendleton recognized a gain of $314,489, which amount is reflected as gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2008.  Registrant’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

In June 2009, Harborside entered into a Purchase and Sale Contract (the “Harborside Contract”) for the sale of its underlying Property for $6,000,000.  There can be no assurance that the Property will be sold under the terms of the Harborside Contract.  In the event a sale does take place, Registrant expects to receive in excess of $3,000,000.  The $300,000 deposit made by the potential purchaser is fully refundable under the terms of the Harborside Contract.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The terms of the partnership agreement of Hill Com I Limited Partnership (“Hill Com I”) require the Local General Partners of Hill Com I to cause the management agent to defer property management fees in order to avoid a default under the mortgage.  During the year ended December 31, 2008, Hill Com I incurred an operating deficit of approximately $84,000, which includes property management fees of approximately $38,000.  The Local General Partners of Hill Com I represent that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Hill Com I, after cumulative equity losses, became zero during the year ended March 30, 2002.

The terms of the partnership agreement of 1989 Westview Arms Limited Partnership (“Westview Arms”) require the Local General Partners of Westview Arms to cause the management agent to defer property management fees in order to avoid a default under the mortgage.  During the year ended December 31, 2008, Westview Arms incurred an operating deficit of approximately $47,000, which includes property management fees of approximately $26,000.   The Local General Partner of Westview Arms represents that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Westview Arms, after cumulative equity losses, became zero during the year ended March 30, 2008.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

As of March 30, 2009, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Accounts Payable and Accrued Expenses (1)	$344,665	$344,665	$—	$—	$—

Payable to General Partner and Affiliates (2)	963,456	963,456	—	—	—

	$1,308,121	$1,308,121	$—	$—	$—

(1)
Represents Administration Fees payable to a third-party former service provider (“MLFA”).  Under the terms of an agreement between Registrant, the General Partner and MLFA (the “Deferred Fee Agreement”), such amount is payable from sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

(2)
Represents Administration and Management Fees payable to an affiliate of the General Partner.  Under the terms of the Deferred Fee Agreement, such amount is payable from sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

Off - Balance Sheet Arrangements

None.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Critical Accounting Policies and Estimates

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the accompanying financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Registrant is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued Financial Staff Position (“FSP”) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations.  Registrant may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that defers the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

Financial assets accounted for at fair value on a recurring basis as of March 30, 2009 are cash and cash equivalents of $1,008,523 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, Registrant adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of SFAS 159 had no effect on Registrant’s financial statements.

On December 4, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  SFAS 141R is effective for fiscal years ending after December 15, 2008.  Registrant is currently evaluating the impact of the adoption of SFAS 141R on its financial statements.  However, Registrant does not expect SFAS 141R to have a material impact on its financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  However, Registrant does not expect SFAS 160 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of GAAP is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  Registrant is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of Registrant’s financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively with early application prohibited.  The impact of adopting EITF 08-6 is not expected to have a material impact on Registrant’s financial condition or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity, to provide additional disclosures about their involvement with Variable Interest Entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  Registrant adopted the FSP effective December 2008; such adoption has not had an impact on Registrant’s financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Registrant as of June 30, 2009 and will not impact Registrant’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Registrant as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on Registrant’s financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

None.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 8.  Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2009 and 2008, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  As of and for the years ended March 30, 2009, 2008 and 2007, we did not audit the financial statements of certain investee partnerships, which investments represent $0 and $1,180,760, respectively, in total assets as of March 30, 2009 and 2008 and $0, $2,292 and $(33,850), respectively, of total income (losses) for the years ended March 30, 2009, 2008 and 2007.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2009 and 2008, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Bethesda, Maryland
June 29, 2009

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2009 AND 2008

	Notes	2009	2008

ASSETS

Cash and cash equivalents	3,9	$1,008,523	$706,974
Investments in bonds	4,9		842,641
Investment in local partnerships	5	1,081,160	1,180,760

		$2,089,683	$2,730,375

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$431,687	$511,360
Payable to general partner and affiliates	6,8	963,456	966,263

		1,395,143	1,477,623

Commitments and contingencies	8

Partners' equity (deficit)	2,4

General partner		(485,826)	(480,277)
Limited partners (55,746 units of limited partnership interest outstanding)		1,180,366	1,729,761
Accumulated other comprehensive income, net			3,268

		694,540	1,252,752

		$2,089,683	$2,730,375

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	Notes	2009	2008	2007

REVENUE

Interest		$16,720	$79,697	$107,166
Other income from local partnerships		120,414	94,600	165,194

TOTAL REVENUE		137,134	174,297	272,360

EXPENSES

Administration fees - affiliate	6,8	218,264	223,213	222,784
Management fees - affiliate	6,8	218,264	223,213	222,784
Professional fees		105,553	105,063	119,851
State of New Jersey filing fee		47,420	72,211	94,453
Printing, postage and other		10,977	36,613	30,323

TOTAL EXPENSES		600,478	660,313	690,195

		(463,344)	(486,016)	(417,835)

Equity in loss of investment in local partnerships	5	(99,600)	(243,859)	(111,972)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(562,944)	(729,875)	(529,807)

Gain on disposal of limited partner interests/local partnership properties	5	8,000		395,607

NET LOSS		(554,944)	(729,875)	(134,200)

Other comprehensive income (loss), net	4	(3,268)	4,394	(1,214)

COMPREHENSIVE LOSS		$(558,212)	$(725,481)	$(135,414)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(5,549)	$(7,299)	$(1,342)
Limited partners		(549,395)	(722,576)	(132,858)

		$(554,944)	$(729,875)	$(134,200)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)		$(9.86)	$(12.96)	$(2.38)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners’ equity (deficit), March 30, 2006	$(471,636)	$2,585,195	$88	$2,113,647

Net loss	(1,342)	(132,858)		(134,200)

Other comprehensive loss, net			(1,214)	(1,214)

Partners’ equity (deficit), March 30, 2007	(472,978)	2,542,337	(1,126)	1,978,233

Net loss	(7,299)	(722,576)		(729,875)

Other comprehensive income, net			4,394	4,394

Partners’ equity (deficit), March 30, 2008	(480,277)	1,729,761	3,268	1,252,752

Net loss	(5,549)	(549,395)		(554,944)

Other comprehensive loss, net			(3,268)	(3,268)

Partners’ equity (deficit), March 30, 2009	$(485,826)	$1,180,366	$—	$694,540

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$12,093	$42,068	$75,087
Cash paid for
administration fees	(162,604)	(29,820)	(585,601)
management fees	(276,731)	(419,606)	(376,881)
professional fees	(116,306)	(118,877)	(96,793)
State of New Jersey filing fee	(84,697)	(86,650)	(77,840)
printing, postage and other expenses	(42,620)	(8,018)	(30,323)

Net cash used in operating activities	(670,865)	(620,903)	(1,092,351)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	120,414	94,600	165,194
Proceeds in connection with disposal of limited partner interests/local partnership properties	8,000	40,000	959,828
Maturities/redemptions and sales of bonds	844,000		200,000
Voluntary advances to local partnerships		(72,321)	(64,000)

Net cash provided by investing activities	972,414	62,279	1,261,022

Net increase (decrease) in cash and cash equivalents	301,549	(558,624)	168,671

Cash and cash equivalents at beginning of year	706,974	1,265,598	1,096,927

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,008,523	$706,974	$1,265,598

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(3,268)	$4,394	$(1,214)

Increase in due from local partnerships			$40,000

See reconciliation of net loss to net cash used in operating activities on page 28.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	2009	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(554,944)	$(729,875)	$(134,200)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	99,600	243,859	111,972
Gain on disposal of limited partner interests/local partnership properties	(8,000)		(395,607)
Distributions from local partnerships classified as other income	(120,414)	(94,600)	(165,194)
Accretion of zero coupon bonds	(4,627)	(37,629)	(37,526)
Decrease in interest receivable			5,447
Increase (decrease) in accounts payable and accrued expenses	(79,673)	342	(134,404)
Increase (decrease) in payable to general partner and affiliates	(2,807)	(3,000)	(342,839)

NET CASH USED IN OPERATING ACTIVITIES	$(670,865)	$(620,903)	$(1,092,351)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 28, 1989.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986.  Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the General Partner of the Partnership.

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

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46(R)”) because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (the “Local General Partners”).

Advances and additional capital contributions (collectively the “Advances”) that are not required under the terms of the Local Partnerships’ partnership agreements but which are made to the Local Partnerships are recorded as investment in local partnerships.  Certain Advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.  The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such Advances.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment.  Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue.  Realized gain (loss) on redemptions or sales of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.  All such investments have matured and/or been redeemed or sold as of March 30, 2009.

Income Taxes

No provision or benefit for income taxes has been made because all income and losses are allocated to the partners for inclusion in their respective tax returns.  In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes” (“SFAS 109”), the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.  In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109.  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be to be realized.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period.  As required, the Partnership adopted FIN 48 effective March 31, 2008 and concluded that the effect is not material to its financial statements.  Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that defers the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of March 30, 2009 are cash and cash equivalents of $1,008,523 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of GAAP is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  The Partnership is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of the Partnership’s financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity, to provide additional disclosures about their involvement with Variable Interest Entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The Partnership adopted the FSP effective December 2008; such adoption has not had an impact on the Partnership’s financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

2.	Capital Contributions

On June 14, 1989, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent").  On June 28, 1989, July 31, 1989 and September 22, 1989, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted the Limited Partners to the Partnership in three closings.  At these closings, subscriptions for a total of 55,746 Units representing $55,746,000 in Limited Partners' capital contributions were accepted.  In connection with the offering of Units, the Partnership incurred organization and offering costs of $6,534,064, of which $75,000 was capitalized as organization costs and $6,459,064 was charged to the Limited Partners' equity as syndication costs.  The Partnership received a capital contribution of $100 from the General Partner.

Net loss is allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement.

3.	Cash and Cash Equivalents

As of March 30, 2009, the Partnership has $1,008,523 in cash and cash equivalents held in interest bearing accounts.  Of such amount, approximately $1,005,000 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.  Approximately $4,000 is held in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”).  Such accounts have coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions.

4.	Investments in Bonds

The Partnership carried its investments in bonds as available-for-sale because such investments were used to facilitate and provide flexibility for the Partnership's obligations, including the providing of Advances resulting from circumstances that arose in connection with the Local Partnerships.  Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.  All such investments have matured and/or been redeemed or sold as of March 30, 2009.

As of March 30, 2008 certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
Within one year	$839,373	$3,268	$—	$842,641

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships

As of March 30, 2009, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	1989 Westview Arms Limited Partnership (“Westview Arms”);
2.	Ann Ell Apartments Associates, Ltd. (“Ann Ell”)*;
3.	Auburn Hills Apartments Limited Partnership;
4.	Auburn Hills Townhouses Limited Partnership;
5.	Batesville Family, L.P.;
6.	Browning Road Phase I, L.P.;
7.	Bruce Housing Associates, L.P.;
8.	Canton Partners, L.P.;
9.	Cityside Apartments, Phase II, L.P.*;
10.	Cleveland Square, Ltd.;
11.	Corrigan Square, Ltd.;
12.	De Queen Villas Limited Partnership;
13.	Eagle View, Ltd.;
14.	Eudora Manor Limited Partnership;
15.	Harborside Housing Limited Partnership (“Harborside”);
16.	Hill Com I Associates Limited Partnership;
17.	Hill Com II Associates Limited Partnership;
18.	Hughes Manor Limited Partnership;
19.	Ivy Family, L.P.;
20.	Lakeside Housing Limited Partnership;
21.	Lawrence Road Properties, Ltd.;
22.	Lexington Estates Ltd., A Mississippi Limited Partnership;
23.	Littleton Avenue Community Village, L.P. (“Littleton”);
24.	Lula Courts Ltd., L.P.;
25.	Magee Elderly, L.P.;
26.	Mirador del Toa Limited Partnership;
27.	Nixa Heights Apartments, L.P.;
28.	North Hills Farms Limited Partnership (“North Hills Farms”);
29.	Patton Place Limited Partnership;
30.	Plantersville Family, L.P.;
31.	Purvis Heights Properties, L.P.;
32.	Queen Lane Investors (“Queen Lane”);
33.	Renova Properties, L.P.;
34.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
35.	Simpson County Family, L.P.;
36.	Summers Village Limited Partnership;
37.	Tchula Courts Apartments, L.P.;
38.	Trenton Heights Apartments, L.P.;
39.	Twin Pine Family, L.P.; and
40.	Village Creek Limited Partnership.

*An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita; the ownership percentages of the Partnership and ATCP of Santa Juanita are 64.36% and 34.64%, respectively.  In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% interest in the following Local Partnerships:

	The
	Partnership	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership's partnership agreements, as of March 30, 2009 the Partnership is committed to make capital contributions in the aggregate amount of $48,259,668, which includes Advances made to certain Local Partnerships and all of which has been paid.  As of December 31, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $57,096,000 and accrued interest payable on such loans totaling approximately $8,894,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners’ capital was $2,519,920, $2,027,551 and $2,407,462 for the years ended December 31, 2008, 2007 and 2006, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in Westview Arms by $113,559 for the year ended March 30, 2008.  Such loss is included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 2008.

The combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2008, 2007 and 2006 are reflected on pages 35 and 36, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
       NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 are as follows:

	2008	2007

ASSETS

Cash and cash equivalents	$1,683,880	$1,749,583
Rents receivable	491,244	408,164
Escrow deposits and reserves	5,418,396	5,663,840
Land	3,156,424	3,196,424
Buildings and improvements (net of accumulated depreciation of $73,576,746 and $70,793,977)	43,902,728	47,196,736
Intangible assets (net of accumulated amortization of $397,957 and $395,858)	436,191	475,705
Other assets	1,247,619	1,169,810

	$56,336,482	$59,860,262

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$3,500,178	$3,089,496
Due to related parties	2,268,433	2,369,118
Mortgage loans	57,096,168	58,588,266
Notes payable	977,451	935,635
Accrued interest	8,894,263	8,734,497
Other liabilities	574,211	647,251

	73,310,704	74,364,263

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	29,822,404	29,986,239
Cumulative loss	(23,727,714)	(24,071,415)

	6,094,690	5,914,824

General partners and other limited partners
Capital contributions, net of distributions	1,081,216	1,386,776
Cumulative loss	(24,150,128)	(21,805,601)

	(23,068,912)	(20,418,825)

	(16,974,222)	(14,504,001)

	$56,336,482	$59,860,262

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

REVENUE

Rental	$18,532,220	$18,343,927	$19,235,667
Interest and other	587,815	521,653	583,279

TOTAL REVENUE	19,120,035	18,865,580	19,818,946

EXPENSES

Administrative	3,984,517	3,928,246	4,326,362
Utilities	3,462,908	3,148,547	3,384,352
Operating and maintenance	4,636,082	4,354,638	4,530,632
Taxes and insurance	2,841,977	2,470,238	2,384,932
Financial	3,094,323	3,256,996	3,799,513
Depreciation and amortization	3,903,613	3,973,241	4,234,965

TOTAL EXPENSES	21,923,420	21,131,906	22,660,756

Loss from operations before gain on sale of property	(2,803,385)	(2,266,326)	(2,841,810)

Gain on sale of property	314,489	—	671,141

NET LOSS	$(2,488,896)	$(2,266,326)	$(2,170,669)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$(79,084)	$(130,300)	$(12,736)
General partners and other limited partners (includes specially allocated items of revenue to certain general partners of $274,166, $90,249 and $524,301, and Partnership loss in excess of investment of $2,519,920, $2,027,551 and $2,407,462)	(2,409,812)	(2,136,026)	(2,157,933)

	$(2,488,896)	$(2,266,326)	$(2,170,669)

*
The 2008 and 2006 amounts include an allocation of income from Local Partnerships whose Properties were sold.  Because the Partnership’s investment balance in such Local Partnerships was zero at the date of sale, the Partnership recognized any cash received in connection with such sales as income when received and recognized the loss allocation from operations, which losses for the years ended December 31, 2008 and 2006 were $99,600 and $111,972, respectively (see discussion below herein Note 5).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2009 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2008	Investments (voluntary advances) during the year ended March 30, 2009	Partnership's equity in loss for the year ended December 31, 2008		Adjustment to carrying value during the year ended March 30, 2009	Cash distributions received during the year ended March 30, 2009 (3)	Investment in Local Partnership balance as of March 30, 2009
1989 Westview Arms Limited Partnership	$—	$—	$—	(2)	$—	$—	$—
Ann Ell Apartments Associates, Ltd.	—	—	—	(2)	—	—	—
Auburn Hills Apartments Limited Partnership	—	—	—	(2)	—	—	—
Auburn Hills Townhouses Limited Partnership	—	—	—	(2)	—	—	—
Batesville Family, L.P.	—	—	—	(2)	—	—	—
Browning Road Phase I, L.P.	—	—	—	(2)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(2)	—	—	—
Canton Partners, L.P.	—	—	—	(2)	—	—	—
Cityside Apartments, Phase II, L.P.	—	—	—	(2)	—	—	—
Cleveland Square, Ltd.	—	—	—	(2)	—	—	—
Corrigan Square, Ltd.	—	—	—	(2)	—	—	—
De Queen Villas Limited Partnership	—	—	—	(2)	—	—	—
Eagle View, Ltd.	—	—	—	(2)	—	—	—
Eudora Manor Limited Partnership	—	—	—	(2)	—	—	—
Harborside Housing Limited Partnership	—	—	—	(2)	—	—	—
Hill Com I Associates Limited Partnership	—	—	—	(2)	—	—	—
Hill Com II Associates Limited Partnership	—	—	—	(2)	—	—	—
Hughes Manor Limited Partnership	—	—	—	(2)	—	—	—
Ivy Family, L.P.	—	—	—	(2)	—	—	—
Lakeside Housing Limited Partnership	—	—	—	(2)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(2)	—	—	—
Lexington Estates Ltd.	—	—	—	(2)	—	—	—
Littleton Avenue Community Village, L.P.	—	—	—	(2)	—	—	—
Lula Courts Ltd., L.P.	—	—	—	(2)	—	—	—
Magee Elderly, L.P.	—	—	—	(2)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(2)	—	—	—
Nixa Heights Apartments, L.P.	—	—	—	(2)	—	—	—
North Hills Farms Limited Partnership	1,180,760	—	(99,600)		—	—	1,081,160
Patton Place Limited Partnership	—	—	—	(2)	—	—	—
Plantersville Family, L.P.	—	—	—	(2)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(2)	—	—	—
Queen Lane Investors	—	—	—	(2)	—	—	—
Renova Properties, L.P.	—	—	—	(2)	—	—	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(2)	—	—	—
Simpson County Family, L.P.	—	—	—	(2)	—	—	—
Summers Village Limited Partnership	—	—	—	(2)	—	—	—
Tchula Courts Apartments, L.P.	—	—	—	(2)	—	—	—
The Pendleton	—	—	—	(2)	—	—	—
Trenton Heights Apartments, L.P.	—	—	—	(2)	—	—	—
Twin Pine Family, L.P.	—	—	—	(2)	—	—	—
Village Creek Limited Partnership	—	—	—	(2)	—	—	—
	$1,180,760	$—	$(99,600)		$—	$—	$1,081,160

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)
The total excludes $120,414 of distributions received classified as other income from local partnerships and $8,000 received in connection with disposal of limited partner interests/local partnership properties.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2008 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2007	Investments (voluntary advances) during the year ended March 30, 2008	Partnership's equity in income (loss) for the year ended December 31, 2007		Adjustment to carrying value during the year ended March 30, 2008 (4)	Cash distributions received during the year ended March 30, 2008 (3)	Investment in Local Partnership balance as of March 30, 2008
1989 Westview Arms Limited Partnership	$141,354	$—	$(27,795)		$(113,559)	$—	$—
Ann Ell Apartments Associates, Ltd.	—	72,321	(72,321	) (1)	—	—	—
Auburn Hills Apartments Limited Partnership	—	—	—	(2)	—	—	—
Auburn Hills Townhouses Limited Partnership	—	—	—	(2)	—	—	—
Batesville Family, L.P.	—	—	—	(2)	—	—	—
Browning Road Phase I, L.P.	—	—	—	(2)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(2)	—	—	—
Canton Partners, L.P.	—	—	—	(2)	—	—	—
Cityside Apartments, Phase II, L.P.	—	—	—	(2)	—	—	—
Cleveland Square, Ltd.	—	—	—	(2)	—	—	—
Corrigan Square, Ltd.	—	—	—	(2)	—	—	—
De Queen Villas Limited Partnership	—	—	—	(2)	—	—	—
Eagle View, Ltd.	—	—	—	(2)	—	—	—
Eudora Manor Limited Partnership	—	—	—	(2)	—	—	—
Harborside Housing Limited Partnership	—	—	—	(2)	—	—	—
Hill Com I Associates Limited Partnership	—	—	—	(2)	—	—	—
Hill Com II Associates Limited Partnership	—	—	—	(2)	—	—	—
Hughes Manor Limited Partnership	—	—	—	(2)	—	—	—
Ivy Family, L.P.	—	—	—	(2)	—	—	—
Lakeside Housing Limited Partnership	—	—	—	(2)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(2)	—	—	—
Lexington Estates Ltd.	—	—	—	(2)	—	—	—
Littleton Avenue Community Village, L.P.	—	—	—	(2)	—	—	—
Lula Courts Ltd., L.P.	—	—	—	(2)	—	—	—
Magee Elderly, L.P.	—	—	—	(2)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(2)	—	—	—
Nixa Heights Apartments, L.P.	—	—	—	(2)	—	—	—
North Hills Farms Limited Partnership	1,178,468	—	2,292		—	—	1,180,760
Patton Place Limited Partnership	32,476	—	(32,476	) (1)	—	—	—
Plantersville Family, L.P.	—	—	—	(2)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(2)	—	—	—
Queen Lane Investors	—	—	—	(2)	—	—	—
Renova Properties, L.P.	—	—	—	(2)	—	—	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(2)	—	—	—
Simpson County Family, L.P.	—	—	—	(2)	—	—	—
Summers Village Limited Partnership	—	—	—	(2)	—	—	—
Tchula Courts Apartments, L.P.	—	—	—	(2)	—	—	—
The Pendleton	—	—	—	(2)	—	—	—
Trenton Heights Apartments, L.P.	—	—	—	(2)	—	—	—
Twin Pine Family, L.P.	—	—	—	(2)	—	—	—
Village Creek Limited Partnership	—	—	—	(2)	—	—	—
	$1,352,298	$72,321	$(130,300)		$(113,559)	$—	$1,180,760

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)
The total excludes $94,600 of distributions received classified as other income from local partnerships and $40,000 received in connection with disposal of limited partner interests/local partnership properties.

(4)	The Partnership has adjusted an investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2008 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$226,977	$20,275	$736,245	$(367,169)
Ann Ell Apartments Associates, Ltd.	1,721,006	199,645	2,838,576	(1,889,244)
Auburn Hills Apartments Limited Partnership	768,055	48,245	1,015,254	(491,089)
Auburn Hills Townhouses Limited Partnership	5,731,567	225,000	13,242,924	(9,264,238)
Batesville Family, L.P.	1,396,285	52,000	1,892,764	(989,635)
Browning Road Phase I, L.P.	759,581	43,000	1,187,140	(822,903)
Bruce Housing Associates, L.P.	1,064,826	16,000	1,643,636	(972,130)
Canton Partners, L.P.	1,408,754	35,000	1,939,341	(1,120,130)
Cityside Apartments, Phase II, L.P.	5,934,130	87,117	14,245,807	(9,541,293)
Cleveland Square, Ltd.	759,311	20,000	1,311,085	(894,708)
Corrigan Square, Ltd.	1,309,835	63,358	2,013,700	(1,358,871)
De Queen Villas Limited Partnership	1,279,366	37,000	1,798,017	(802,188)
Eagle View, Ltd.	369,851	35,000	503,694	(244,401)
Eudora Manor Limited Partnership	726,844	16,000	967,206	(471,063)
Harborside Housing Limited Partnership	2,106,285	39,400	6,791,590	(3,729,716)
Hill Com I Associates Limited Partnership	1,165,986	119,502	3,001,403	(1,735,524)
Hill Com II Associates Limited Partnership	938,031	112,110	2,411,476	(1,508,205)
Hughes Manor Limited Partnership	1,075,644	16,007	1,422,747	(687,680)
Ivy Family, L.P.	731,946	11,000	1,238,287	(718,876)
Lakeside Housing Limited Partnership	6,229,526	50,000	11,938,171	(6,792,283)
Lawrence Road Properties, Ltd.	733,946	50,000	982,221	(510,645)
Lexington Estates Ltd.	680,940	30,750	916,644	(660,964)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,437,607	(4,974,760)
Lula Courts Ltd., L.P.	677,212	19,600	922,673	(658,127)
Magee Elderly, L.P.	572,916	30,000	788,113	(401,724)
Mirador del Toa Limited Partnership	1,811,472	105,000	2,393,997	(1,687,038)
Nixa Heights Apartments, L.P.	966,495	31,500	1,441,157	(662,255)
North Hills Farms Limited Partnership	963,478	525,000	13,719,447	(9,956,652)
Patton Place Limited Partnership	640,227	56,015	1,797,667	(843,398)
Plantersville Family, L.P.	571,780	12,000	824,611	(532,059)
Purvis Heights Properties, L.P.	1,110,322	47,000	1,602,756	(757,323)
Queen Lane Investors	1,884,424	60,301	2,841,369	(1,729,552)
Renova Properties, L.P.	616,613	22,700	902,051	(548,345)
Santa Juanita Limited Dividend Partnership L.P.	1,420,421	228,718	2,490,949	(1,693,825)
Simpson County Family, L.P.	788,960	24,700	1,135,880	(689,723)
Summers Village Limited Partnership	781,972	71,000	969,818	(467,718)
Tchula Courts Apartments, L.P.	708,373	10,000	974,418	(739,736)
Trenton Heights Apartments, L.P.	423,804	29,200	780,070	(349,636)
Twin Pine Family, L.P.	562,635	7,000	947,265	(560,751)
Village Creek Limited Partnership	1,173,292	37,950	1,471,698	(751,169)
	$57,096,168	$3,156,424	$117,479,474	$(73,576,746)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2007 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$264,936	$20,275	$736,245	$(349,593)
Ann Ell Apartments Associates, Ltd.	1,787,721	199,645	2,838,576	(1,786,312)
Auburn Hills Apartments Limited Partnership	772,451	48,245	1,015,254	(466,176)
Auburn Hills Townhouses Limited Partnership	5,874,12	225,000	13,133,748	(8,743,673)
Batesville Family, L.P.	1,402,915	52,000	1,882,647	(941,357)
Browning Road Phase I, L.P.	773,019	43,000	1,153,558	(758,841)
Bruce Housing Associates, L.P.	1,071,790	16,000	1,630,448	(915.851)
Canton Partners, L.P.	1,415,499	35,000	1,922,472	(1,075,147)
Cityside Apartments, Phase II, L.P.	6,175,991	87,117	14,141,188	(9,124,527)
Cleveland Square, Ltd.	771,367	20,000	1,279,636	(836,885)
Corrigan Square, Ltd.	1,330,135	63,358	1,985,021	(1,276,070)
De Queen Villas Limited Partnership	1,293,781	37,000	1,772,782	(756,059)
Eagle View, Ltd.	376,080	35,000	504,034	(232,157)
Eudora Manor Limited Partnership	730,590	16,000	963,741	(443,330)
Harborside Housing Limited Partnership	2,159,565	39,400	6,791,590	(3,554,911)
Hill Com I Associates Limited Partnership	1,165,986	119,502	2,966,054	(1,618,884)
Hill Com II Associates Limited Partnership	938,031	112,110	2,433,512	(1,457,197)
Hughes Manor Limited Partnership	1,081,463	16,007	1,422,747	(653,056)
Ivy Family, L.P.	742,126	11,000	1,229,842	(675,888)
Lakeside Housing Limited Partnership	6,468,050	50,000	11,938,171	(6,496,501)
Lawrence Road Properties, Ltd.	737,825	50,000	982,221	(485,093)
Lexington Estates Ltd.	685,059	30,750	916,644	(624,305)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,433,033	(4,696,456)
Lula Courts Ltd., L.P.	680,810	19,600	915,971	(620,060)
Magee Elderly, L.P.	575,705	30,000	788,113	(381,211)
Mirador del Toa Limited Partnership	1,822,423	105,000	2,374,461	(1,587,968)
Nixa Heights Apartments, L.P.	973,338	31,500	1,432,082	(622,260)
North Hills Farms Limited Partnership	1,317,983	525,000	13,502,752	(9,507,246)
Patton Place Limited Partnership	675,414	56,015	1,797,666	(797,633)
Plantersville Family, L.P.	576,143	12,000	817,940	(504,274)
Purvis Heights Properties, L.P.	1,116,418	47,000	1,589,723	(722,590)
Queen Lane Investors	1,647,041	60,301	2,841,369	(1,729,552)
Renova Properties, L.P.	620,218	22,700	896,471	(523,520)
Santa Juanita Limited Dividend Partnership L.P.	1,294,330	228,718	2,479,605	(1,592,518)
Simpson County Family, L.P.	793,069	24,700	1,119,116	(652,557)
Summers Village Limited Partnership	786,104	71,000	969,818	(444,276)
Tchula Courts Apartments, L.P.	712,804	10,000	966,952	(702,391)
The Pendleton	499,516	40,000	1,269,163	(874,192)
Trenton Heights Apartments, L.P.	426,287	29,200	740,005	(323,225)
Twin Pine Family, L.P.	570,489	7,000	944,644	(525,551)
Village Creek Limited Partnership	1,179,552	37,950	1,471,698	(714,684)
	$58,588,266	$3,196,424	$117,990,713	$(70,793,977)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2008 is as follows:

	Balance as of December 31, 2007	Net change during the year ended December 31, 2008	Balance as of December 31, 2008

Land	$3,196,424	$(40,000)	$3,156,424
Buildings and improvements	117,990,713	(511,239)	117,479,474
	121,187,137	(551,239)	120,635,898
Accumulated depreciation	(70,793,977)	(2,782,769)	(73,576,746)
	$50,393,160	$(3,334,008)	$47,059,422

The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the year ended March 30, 2009 was $99,600.  The amount reflected herein Note 5 in the combined statement of operations of the Local Partnerships for the year ended December 31, 2008 includes an allocation to the Partnership of gain on sale of the Property owned by The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”).  The gain recognized by Pendleton was $314,489.  Because the Partnership’s investment balance in Pendleton was zero prior to the sale, the Partnership has recognized income to the extent of proceeds received (see discussion below).

The equity in loss of investment in local partnerships as reflected in the accompanying statement of operations of the Partnership for the year ended March 30, 2007 was $111,972.  The amount reflected herein Note 5 in the combined statement of operations of the Local Partnerships for the year ended December 31, 2006 includes an allocation to the Partnership of gain on sale of the Properties owned by Powelton Gardens Associates (“Powelton”) and Dermott Villas Limited Partnership (“Dermott”).  The gains recognized by Powelton and Dermott were $438,657 and $232,484, respectively.  Because the Partnership’s investment balance in Powelton and Dermott was zero prior to the sales, the Partnership recognized income to the extent of proceeds received (see discussion below).

Pendleton sold its underlying Property in May 2008 (see discussion above), in connection with which the Partnership received $8,000; such amount is reflected as income from disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2009.  The Partnership subsequently withdrew from Pendleton.

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

Effective February 2007, the Partnership assigned its Local Partnership Interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) to one of Carrington’s Local General Partners, whereby the Partnership received $75,105.  Such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Effective October 1998, the Partnership and the Local General Partners of 2000-2100 Christian Street Associates (“2000 Christian Street”) and Christian Street Associates Limited Partnership (“Christian Street”) agreed to equally share the funding of operating deficits through June 30, 2000 in the case of Christian Street and through September 30, 2000 in the case of 2000 Christian Street (the respective “Funding Agreements”).  The Funding Agreements were extended through December 31, 2004.  Under the terms of the Funding Agreements, the Partnership had made cumulative Advances of $540,848 as of March 30, 2006.  Such Advances were recorded as investment in local partnerships and were offset by additional equity in loss of investment in local partnerships (see Note 1).  In May 2005, the Partnership withdrew as a limited partner of Christian Street for consideration of $10; there was no impact on the Partnership’s financial statements as a result of such withdrawal.  In June 2006, the Partnership withdrew from 2000 Christian Street for consideration of $40,000; such amount is included in gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007.

In January 2006, the Partnership sold its Local Partnership Interest in York Park Associates Limited Partnership (“York Park”) to an affiliate of one of York Park’s Local General Partners.  The Partnership received $500,000 during the year ended March 30, 2007 in connection with the sale.

The first mortgage of Ann Ell matured in January 2009; unpaid principal and accrued interest total approximately $3,156,000 as of June 2009.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $814,000 as of June 2009.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Ann Ell Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Ann Ell Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Ann Ell Contract.  The Partnership made Advances of $72,321 and $64,000 during the years ended March 30, 2008 and 2007, respectively, to Ann Ell to fund operating deficits.  Cumulative Advances as of March 30, 2009 and 2008 are $605,866.  The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and Advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships (see Note 1).

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,885,000 as of June 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $27,000 as of June 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of June 2009 total approximately $8,151,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $41,000 as of June 2009 and that approximately $50,000 in tax liens have been sold to a third party.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

In June 2009, Harborside entered into a Purchase and Sale Contract (the “Harborside Contract”) for the sale of its underlying Property for $6,000,000.  There can be no assurance that the Property will be sold under the terms of the Harborside Contract; the $300,000 deposit made by the potential purchaser if fully refundable.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The Partnership’s investment in North Hills Farms represents more then 20% of the Partnership’s total assets as of March 30, 2009 and 2008.  The following financial information represents certain balance sheet and operating statement data of North Hills Farms as of and for the years ended December 31, 2008 and 2007:

	2008	2007

Total assets	$4,988,241	$5,297,536

Total liabilities	$1,755,995	$1,964,684

Revenue	$2,612,541	$2,578,681

Net income (loss)	$(100,606)	$2,314

The equity in loss recognized by the Partnership for the year ended March 30, 2008 in connection with Westview Arms represents more than 20% of the Partnership’s net loss for such period.  The following financial information represents certain balance sheet and operating statement data of Westview Arms as of and for the year ended December 31, 2007:

Total assets	$481,833

Total liabilities	$451,397

Revenue	$312,880

Net loss	$(28,076)

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2009, 2008 and 2007, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2009		2008		2007
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$276,731	$218,264	$419,606	$223,213	$376,881	$222,784

Administration fees (see Note 8)	162,604	218,264	29,820	223,213	411,526	222,784

For the years ended December 31, 2008, 2007 and 2006, certain Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to such Local Partnerships:

	2008		2007		2006
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$104,528	$102,265	$102,114	$101,641	$105,277	$100,658

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2009, 2008 and 2007 to the tax return income (loss) for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2009	2008	2007

Financial statement net loss for the years ended March 30, 2009, 2008 and 2007	$(554,944)	$(729,875)	$(134,200)

Add (less) net transactions occurring between
January 1, 2006 to March 30, 2006	—	—	449,765
January 1, 2007 to March 30, 2007	—	(104,750)	104,750
January 1, 2008 to March 30, 2008	(173,509)	173,509	—
January 1, 2009 to March 30, 2009	168,260	—	—

Adjusted financial statement net income (loss) for the years ended December 31, 2008, 2007 and 2006	(560,193)	(661,116)	420,315

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	407,922	(3,000)	(388,990)

Differences arising from gain on disposal of limited partner interests/local partnership properties	702,136	155,051	3,313,996

Differences arising from equity in loss of investment in local partnerships	(2,929,137)	(2,057,638)	(2,723,735)

Nondeductible flow through expenses	43	—	—

Other income from local partnerships	(112,721)	(89,600)	(174,881)

Other differences	7,920	—	1,177

Tax return income (loss) for the years ended December 31, 2008, 2007 and 2006	$(2,484,030)	$(2,656,303)	$447,882

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2008 and 2007 are as follows:

	2008	2007

Investment in local partnerships - financial reporting	$1,081,160	$1,180,760
Investment in local partnerships - tax	(17,400,519)	(14,964,497)

	$18,481,679	$16,145,257

Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership.  The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties (the "Invested Assets").  The Partnership incurred a Management Fee of $152,785, $156,249 and $155,949 for the years ended March 30, 2009, 2008 and 2007, respectively.  The annual Additional Management Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Management Fee of $65,479, $66,964 and $67,968 for the years ended March 30, 2009, 2008 and 2007, respectively.  Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations.  Unpaid Management Fees and Additional Management fees in the cumulative amount of $434,033 and $587,890 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2009 and 2008, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement.  MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000.  The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement.  Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership.  The annual Administration Fee is equal to .14% of Invested Assets.  The Partnership incurred an Administration Fee of $152,785, $156,249 and $154,816 for the years ended March 30, 2009, 2008 and 2007, respectively.  The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets.  The Partnership incurred an Additional Administration Fee of $65,479, $66,964 and $67,968 for the years ended March 30, 2009, 2008 and 2007, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $344,665 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2009 and 2008.  Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $529,423 and $378,373 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2009 and 2008, respectively.

The amount reflected above as due to MLFA and certain amounts due to the General Partner and affiliates are payable pursuant to the terms of an agreement between the Partnership, the General Partner and MLFA (the “Deferred Fee Agreement”).  Such amounts are payable to the extent proceeds from the sales of limited partner interests/local partnership properties become available, as described in the Deferred Fee Agreement.

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

The estimated fair value of the Partnership's financial instruments as of March 30, 2009 and 2008 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009

Total revenue	$15,429	$111,564	$2,207	$7,934

Expenses	(143,724)	(130,046)	(150,514)	(176,194)

Equity in income (loss) of investment in local partnerships	(94,617)	78,556	(113,590)	30,051

Gain on disposal of limited partner interests/local partnership properties	8,000	—	—	—

Net income (loss)	(214,912)	60,074	(261,897)	(138,209)

Net income (loss) per unit of limited partnership interest	(3.82)	1.07	(4.65)	(2.46)

2008

Total revenue	$116,138	$25,195	$19,417	$13,547

Expenses	(162,772)	(142,250)	(168,222)	(187,069)

Equity in income (loss) of investment in local partnerships	81,702	(95,749)	(98,671)	(131,141)

Net income (loss)	35,068	(212,804)	(247,476)	(304,663)

Net income (loss) per unit of limited partnership interest	.62	(3.78)	(4.39)	(5.41)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2009.

Item 9A(T).  Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2009.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Registrant has no officers or directors.  The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The responsibilities of the General Partner are currently carried out by Richman Tax Credits.  The executive officers and director of Richman Tax Credits are:

Name	Served in present capacity since (1)	Position held

Richard Paul Richman	October 26, 1988	Director
David A. Salzman	February 1, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	October 26, 1988	Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 61, is the sole Director of Richman Tax Credits.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., the director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and the director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 48, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 48, is a Vice President and Treasurer of Richman Tax Credits.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the syndication and finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 53, is the Secretary of Richman Tax Credits and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 47, is the Assistant Treasurer of Richman Tax Credits and is the Assistant Treasurer of Richman Group.  Mr. Krafnick has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

Effective January 14, 2009, Neal Ludeke resigned his positions as Vice President and Treasurer of Richman Tax Credits.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”).  Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

Item 10.  Directors and Executive Officers of the Registrant (continued).

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

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax Credits and did not pay any such compensation during the year ended March 30, 2009 or during the prior two fiscal years.  During the year ended March 30, 2009 and during the prior two fiscal years, Richman Tax Credits did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Tax Credits receive compensation from certain affiliates of Richman Tax Credits for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this Annual Report.  As noted above, Registrant has no executive officers.  The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 5,202 Units, representing approximately 9.33% of all such Units.  As of December 31, 2008, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax Credits nor the director or any officer of Richman Tax Credits own any Units.  Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” herein.  Such fees continue to be incurred by Registrant during the fiscal year ending March 30, 2010.

The taxable loss generated by Registrant during the years ended December 31, 2008 and 2007 allocated to the General Partner was $24,841 and $26,562, respectively.  The taxable loss generated by the General Partner during the years ended December 31, 2008 and 2007 (from the allocation of Registrant discussed above) and allocated to Richman Tax Credits was $15,906 and $16,840, respectively.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Partnership Agreement, Registrant has specific rights and limitations in conducting business with the General Partner and affiliates.  To date, Registrant has followed such provisions of the Partnership Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Partnership Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of Richman Tax Credits for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Partnership Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2009 and 2008.

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2009 and 2008:

	2009	2008

Audit Fees	$52,500	$60,700
Audit-Related Fees	—	—
Tax Fees	$17,500	$11,550
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2009 and 2008.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2009 and 2008 principal accountant fees and services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements

See Item 8 - "Financial Statements and Supplementary Data."

(2)	Financial Statement Schedules

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(3)	Exhibits

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 16, 1989 (File No. 33-25337)

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report for the period ended June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report for the period ended June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report for the period ended December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report for the period ended September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report for the period ended December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report for the period ended September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report for the period ended September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report for the period ended December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report for the period ended September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report for the period ended December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report for the period ended June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report for the period ended June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report for the year ended March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report for the year ended March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report for the period ended December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report for the period ended September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report for the year ended March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report for the year ended March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report for the year ended March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report for the period ended December 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report for the period ended September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report for the period ended September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report for the period ended June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report for the year ended March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report for the period ended June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report for the year ended March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report for the period ended December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report for the period ended December 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report for the year ended March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report for the period ended June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

Incorporated by
	Exhibit	Reference to

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report for the period ended September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report for the period ended December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report for the period ended December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report for the period ended December 30, 1993
(File No. 0-18405)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

Incorporated by
	Exhibit	Reference to

*32.2	Section 1350 Certification of Chief Financial Officer.

*99.1	Pages 14 through 33 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.2	Pages 47 through 70 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.3	Pages 86 through 88 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.4	Supplement No. 1 dated July 25, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

*99.5	Supplement No. 2 dated September 18, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933

99.6	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.7	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.8	Independent Auditor’s Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors’ Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.11	Independent Auditor’s Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.12	Independent Auditors’ Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.13	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

Incorporated by
	Exhibit	Reference to

99.14	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

99.15	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.16	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.17	Audited Financial Statements of Patton Place Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.18	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-18405)

*99.19	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.

*Filed herewith.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	By:	Richman Tax Credits Inc.,
general partner

Dated: June 29, 2009	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 29, 2009	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 29, 2009
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 29, 2009
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 29, 2009
(Richard Paul Richman)	General Partner