Form 10-Q
period 2009-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2009-08-04
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ____________

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

Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 4, 2009, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2009	2009

ASSETS

Cash and cash equivalents	$844,729	$1,008,523
Prepaid expenses	17,550
Investment in local partnerships	933,258	1,081,160

	$1,795,537	$2,089,683

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$368,315	$431,687
Payable to general partner and affiliates	1,063,908	963,456

	1,432,223	1,395,143

Commitments and contingencies

Partners' equity (deficit)

General partner	(489,138)	(485,826)
Limited partners (55,746 units of limited partnership interest outstanding)	852,452	1,180,366

	363,314	694,540

	$1,795,537	$2,089,683

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUE

Interest	$197	$8,943
Other income from local partnerships	12,914	6,486

TOTAL REVENUE	13,111	15,429

EXPENSES

Administration fees	55,196	52,678
Management fees	55,196	52,678
Professional fees	25,803	12,092
State of New Jersey filing fee	17,550	20,952
Printing, postage and other	3,690	5,324

TOTAL EXPENSES	157,435	143,724

	(144,324)	(128,295)

Equity in loss of investment in local partnerships	(186,902)	(94,617)

Loss prior to gain on disposal of limited partner interests/local partnership properties	(331,226)	(222,912)

Gain on disposal of limited partner interests/local partnership properties		8,000

NET LOSS	(331,226)	(214,912)

Other comprehensive loss, net		(3,268)

COMPREHENSIVE LOSS	$(331,226)	$(218,180)

NET LOSS ATTRIBUTABLE TO

General partner	$(3,312)	$(2,149)
Limited partners	(327,914)	(212,763)

	$(331,226)	$(214,912)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)	$(5.88)	$(3.82)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$197	$4,316
Cash paid for
administration fees	(9,940)	(4,970)
professional fees	(77,884)	(8,210)
State of New Jersey filing fee	(40,617)	(84,698)
printing, postage and other expenses	(9,464)	(3,110)

Net cash used in operating activities	(137,708)	(96,672)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	12,914	6,486
Voluntary advances to local partnerships	(39,000)
Proceeds from maturities/redemptions and sales of investments in bonds		844,000
Proceeds in connection with disposal of limited partner interests/local partnership properties		8,000

Net cash provided by (used in) investing activities	(26,086)	858,486

Net increase (decrease) in cash and cash equivalents	(163,794)	761,814

Cash and cash equivalents at beginning of period	1,008,523	706,974

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$844,729	$1,468,788

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net		$(3,268)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
THREE MONTHS ENDED JUNE 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(331,226)	$(214,912)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	186,902	94,617
Distributions from local partnerships classified as other income	(12,914)	(6,486)
Gain on disposal of limited partner interests/local partnership properties		(8,000)
Accretion of zero coupon bonds		(4,627)
Increase in prepaid expenses	(17,550)	(20,952)
Increase in payable to general partner and affiliates	100,452	100,386
Decrease in accounts payable and accrued expenses	(63,372)	(36,698)

NET CASH USED IN OPERATING ACTIVITIES	$(137,708)	$(96,672)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2009
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2009 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended June 29, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because the Partnership is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of June 29, 2009 are cash and cash equivalents of $844,729 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Partnership adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of SFAS 159 had no effect on the Partnership’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  SFAS 141R is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS 141R has not had an impact on the Partnership’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 160 has not had an impact on the Partnership’s financial position or results of operations.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively with early application prohibited.  The adoption of EITF 08-6 has not had an impact on the Partnership’s financial position or results of operations.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for the Partnership as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Partnership’s financial condition or results of operations.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,298,668, which amount includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of June 29, 2009, the Partnership holds a Local Partnership Interest in forty Local Partnerships.

For the three months ended June 29, 2009, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2009	$1,081,160

Voluntary advances made to Local Partnerships	39,000

Equity in loss of investment in local partnerships	(186,902	)*

Distributions received from local partnerships	(12,914)

Distributions classified as other income	12,914

Investment in local partnerships as of June 29, 2009	$933,258

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership.

The Partnership’s investment balance in North Hills Farms Limited Partnership (“North Hills Farms”) represents more than 20% of the Partnership’s total assets as of June 29, 2009 and the equity in loss of investment in local partnerships reflected above includes $147,902 attributable to North Hills Farms.  The following financial information represents certain unaudited operating statement data of North Hills Farms for the three months ended March 31, 2009:

Revenue	$644,782

Net loss	$(149,396)

In June 2009, Harborside Housing Limited Partnership (“Harborside”) entered into a Purchase and Sale Contract (the “Harborside Contract”) for the sale of its underlying Property for $6,000,000.  There can be no assurance that the Property will be sold under the terms of the Harborside Contract; the $300,000 deposit made by the potential purchaser is fully refundable.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2009
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The first mortgage of Ann Ell matured in January 2009; unpaid principal and accrued interest total approximately $3,156,000 as of June 2009.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $814,000 as of June 2009.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Ann Ell Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Ann Ell Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Ann Ell Contract.  The Partnership has made cumulative voluntary advances of $644,866 to Ann Ell as of June 29, 2009 to fund operating deficits, of which $39,000 was advanced during the three months then ended.  The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by the Partnership have been recorded as investment in local partnerships and offset by additional equity in loss of investment in local partnerships.

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

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of June 2009 total approximately $8,151,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $41,000 as of June 2009 and that the City has sold approximately $50,000 in tax liens to a third party.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

3.	Additional Information

Additional information, including the audited March 30, 2009 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2009 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2009, resulting primarily from the payment of its recurring operating expenses, American Tax Credit Properties II L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2009.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the three months ended June 29, 2009, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and making voluntary advances to a Local Partnership (see discussion below under Local Partnership Matters).  Cash and cash equivalents decreased by approximately $164,000 during the three months ended June 29, 2009.  During the three months ended June 29, 2009, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the three months ended March 31, 2009 of $186,902, partially offset by voluntary advances of $39,000 made to a Local Partnership (see discussion below under Local Partnership Matters).  Accounts payable and accrued expenses includes deferred administration fees of $344,665, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of June 29, 2009.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received.  Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership.  As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant’s investment balances in the respective Local Partnerships become zero.

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

Registrant’s operations for the three months ended June 29, 2009 and 2008 resulted in net losses of $331,226 and $214,912, respectively.  The increase in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $92,000, which increase is attributable to an increase in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance and voluntary advances made to a Local Partnership that were written off as additional equity in loss of investment in local partnerships.  Other comprehensive loss for the three months ended June 29, 2008 resulted from a net unrealized loss on investments in bonds of $3,268.  Registrant’s investments in bonds as reflected in Registrant’s balance sheet as of March 30, 2008 matured during the three months ended June 29, 2008.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of June 29, 2009, Registrant owns forty of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

The Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest").  Registrant has no legal obligation to fund any operating deficits of the Local Partnerships.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The first mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in January 2009; unpaid principal and accrued interest total approximately $3,156,000 as of June 2009.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $814,000 as of June 2009.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Ann Ell Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Ann Ell Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Ann Ell Contract.  Registrant has made cumulative voluntary advances of $644,866 to Ann Ell as of June 29, 2009 to fund operating deficits, of which $39,000 was advanced during the three months then ended.  Registrant does not anticipate the receipt of any proceeds from the proposed sale of the Property.  Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by Registrant have been recorded as investment in local partnerships and offset by additional equity in loss of investment in local partnerships.

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

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of June 2009 total approximately $8,151,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $41,000 as of June 2009 and that the City has sold approximately $50,000 in tax liens to a third party.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

Financial assets accounted for at historical cost which estimates fair value on a recurring basis as of June 29, 2009 are cash and cash equivalents of $844,729 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  SFAS 141R is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS 141R has not had an impact on Registrant’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 160 has not had an impact on Registrant’s financial position or results of operations.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively with early application prohibited.  The adoption of EITF 08-6 has not had an impact on Registrant’s financial position or results of operations.

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

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate,” “expect,” “intend,” “plan,” “seek,” “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk.

None.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 4.       Controls and Procedures.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2009.

Item 4T.     Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage defaults of certain Local Partnerships.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

by: Richman Tax Credits Inc.,
general partner

Dated: August 4, 2009	/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: August 4, 2009	/s/James Hussey
by: James Hussey
Chief Financial Officer

Dated: August 4, 2009	/s/Richard Paul Richman
by: Richard Paul Richman
Director