Form 10-Q
period 2009-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2009-11-09
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2009

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

Yes ☐ No ☒

As of November 9, 2009, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Table of Contents
Page

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Financial Statements	7

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
 (UNAUDITED)

	September 29,	March 30,
	2009	2009

ASSETS

Cash and cash equivalents	$763,388	$1,008,523
Investment in local partnerships	996,157	1,081,160

	$1,759,545	$2,089,683

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$377,420	$431,687
Payable to general partner and affiliates	1,113,025	963,456

	1,490,445	1,395,143

Commitments and contingencies

Partners' equity (deficit)

General partner	(490,080)	(485,826)
Limited partners (55,746 units of limited partnership interest outstanding)	759,180	1,180,366

	269,100	694,540

	$1,759,545	$2,089,683

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2009 AND 2008
(UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	September 29, 2009	September 29, 2009	September 29, 2008	September 29, 2008

REVENUE

Interest	$756	$953	$5,329	$14,272
Other income from local partnerships	7,200	20,114	106,235	112,721

TOTAL REVENUE	7,956	21,067	111,564	126,993

EXPENSES

Administration fees	53,286	108,482	55,194	107,872
Management fees	53,286	108,482	55,194	107,872
Professional fees	19,341	45,144	28,328	40,420
State of New Jersey filing fee	17,549	35,099	(13,214)	7,738
Printing, postage and other	4,607	8,297	4,544	9,868

TOTAL EXPENSES	148,069	305,504	130,046	273,770

	(140,113)	(284,437)	(18,482)	(146,777)

Equity in income (loss) of investment in local partnerships	35,899	(151,003)	78,556	(16,061)

Income (loss) prior to gain on disposal of limited partner interests/local partnership properties	(104,214)	(435,440)	60,074	(162,838)

Gain on disposal of limited partner interests/local partnership properties	10,000	10,000		8,000

NET INCOME (LOSS)	(94,214)	(425,440)	60,074	(154,838)

Other comprehensive loss				(3,268)

COMPREHENSIVE INCOME (LOSS)	$(94,214)	$(425,440)	$60,074	$(158,106)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(942)	$(4,254)	$601	$(1,548)
Limited partners	(93,272)	(421,186)	59,473	(153,290)

	$(94,214)	$(425,440)	$60,074	$(154,838)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$(1.68)	$(7.56)	$1.07	$(2.75)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$953	$9,645
Cash paid for
administration fees	(17,395)	(12,425)
management fees	(50,000)
professional fees	(90,582)	(91,157)
State of New Jersey filing fee	(40,616)	(84,697)
printing, postage and other expenses	(11,609)	(36,311)

Net cash used in operating activities	(209,249)	(214,945)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	20,114	112,721
Voluntary advances to local partnerships	(66,000)
Proceeds from maturities/redemptions and sales of investments in bonds		844,000
Proceeds in connection with disposal of limited partner interests/local partnership properties	10,000	8,000

Net cash provided by (used in) investing activities	(35,886)	964,721

Net increase (decrease) in cash and cash equivalents	(245,135)	749,776

Cash and cash equivalents at beginning of period	1,008,523	706,974

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$763,388	$1,456,750

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net		$(3,268)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
SIX MONTHS ENDED SEPTEMBER 29, 2009 AND 2008
(UNAUDITED)

	2009	2008

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(425,440)	$(154,838)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	151,003	16,061
Distributions from local partnerships classified as other income	(20,114)	(112,721)
Gain on disposal of limited partner interests/local partnership properties	(10,000)	(8,000)
Accretion of zero coupon bonds		(4,627)
Increase in prepaid expenses		(34,165)
Increase in payable to general partner and affiliates	149,569	203,319
Decrease in accounts payable and accrued expenses	(54,267)	(119,974)

NET CASH USED IN OPERATING ACTIVITIES	$(209,249)	$(214,945)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2009
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2009 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by the FASB Accounting Standards Codification (“ASC”) Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of ASC Topic 740; Subtopic 10 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because the Partnership is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

The Partnership adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of September 29, 2009 are cash and cash equivalents of $763,388 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” as codified by ASC Topic 825; Subtopic 10, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Partnership adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on the Partnership’s financial statements.

The FASB issued SFAS No. 141R, “Business Combinations,” as codified by ASC Topic 805, which changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  ASC Topic 805 is effective for fiscal years ending after December 15, 2008 and its adoption has not had an impact on the Partnership’s financial position or results of operations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption will not have an impact on the Partnership’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption will not have an impact on the Partnership’s financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for the Partnership as of June 30, 2009 and its adoption did not have an impact on the Partnership’s financial condition or results of operations.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2009
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,325,668, which amount includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of September 29, 2009, the Partnership holds a Local Partnership Interest in thirty-nine Local Partnerships (see discussion below regarding the potential sale of two Local Partnership Interests).

For the six months ended September 29, 2009, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2009	$1,081,160

Voluntary advances made to Local Partnerships	66,000

Equity in loss of investment in local partnerships	(151,003	)*

Distributions received from local partnerships	(20,114)

Distributions classified as other income	20,114

Investment in local partnerships as of September 29, 2009	$996,157

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership.

The Partnership’s investment balance in North Hills Farms Limited Partnership (“North Hills Farms”) represents more than 20% of the Partnership’s total assets as of September 29, 2009 and the equity in loss of investment in local partnerships reflected above includes $85,003 attributable to North Hills Farms.  The following financial information represents certain unaudited operating statement data of North Hills Farms for the six months ended June 30, 2009:

Revenue	$1,286,487

Net loss	$(85,862)

In September 2009, the Partnership sold its Local Partnership Interest in Nixa Heights Apartments, L.P. (“Nixa Heights”) to an affiliate of the Local General Partner of Nixa Heights for $10,000.  Such amount is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations for the nine months ended September 29, 2009.  The Partnership’s investment balance in Nixa Heights, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

The first mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in January 2009; unpaid principal and accrued interest total approximately $3,164,000 as of September 2009.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $821,000 as of September 2009.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Ann Ell Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Ann Ell Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Ann Ell Contract.  The Partnership has made cumulative voluntary advances of $671,866 to Ann Ell as of September 29, 2009 to fund operating deficits, of which $66,000 was advanced during the six months then ended.  The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by the Partnership have been recorded as investment in local partnerships and offset by additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2009
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,908,000 as of September 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $32,000 as of September 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of September 2009 total approximately $8,202,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $69,000 as of September 2009 and that the City has sold approximately $56,000 in tax liens to a third party.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2009, resulting primarily from the payment of its recurring operating expenses, American Tax Credit Properties II L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2009.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2009, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the disposal of its interest in Nixa Heights Apartments, L.P. (“Nixa Heights”) (see discussion below under Local Partnership Matters) and utilized cash for operating expenses and making voluntary advances to a Local Partnership (see discussion below under Local Partnership Matters).  Cash and cash equivalents decreased by approximately $245,000 during the six months ended September 29, 2009.  During the six months ended September 29, 2009, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the six months ended June 30, 2009 of $151,003, partially offset by voluntary advances of $66,000 made to a Local Partnership (see discussion below under Local Partnership Matters).  Accounts payable and accrued expenses includes deferred administration fees of $344,665, and payable to general partner and affiliates represents deferred administration and management fees in the accompanying balance sheet as of September 29, 2009.

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

Registrant’s operations for the three months ended September 29, 2009 and 2008 resulted in net income (loss) of $(94,214) and $60,074, respectively.  The increase in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to (i) a decrease in equity in income of investment in local partnerships of approximately $43,000, which decrease is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continues to have an investment balance and voluntary advances made to a Local Partnership that were written off as equity in loss of investment in local partnerships and (ii) a decrease in interest revenue and other income from local partnerships of approximately $104,000.

Registrant’s operations for the six months ended September 29, 2009 and 2008 resulted in net losses of $425,440 and $154,838, respectively.  The increase in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to (i) an increase in equity in loss of investment in local partnerships of approximately $135,000, which increase is attributable to an increase in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance and voluntary advances made to a Local Partnership that were written off as additional equity in loss of investment in local partnerships and (ii) a decrease in interest revenue and other income from local partnerships of approximately $106,000.  Other comprehensive loss for the six months ended September 29, 2008 resulted from a net unrealized loss on investments in bonds of $3,268.  Registrant’s investments in bonds as reflected in Registrant’s balance sheet as of March 30, 2008 matured during the six months ended September 29, 2008.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of September 29, 2009, Registrant owns thirty-nine of the fifty Local Partnership Interests originally acquired (see discussion below regarding the potential sale of two Local Partnership Interests).  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In September 2009, Registrant sold its Local Partnership Interest in Nixa Heights to an affiliate of the Local General Partner of Nixa Heights for $10,000.  Such amount is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations for the nine months ended September 29, 2009.  Registrant’s investment balance in Nixa Heights, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The first mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in January 2009; unpaid principal and accrued interest total approximately $3,164,000 as of September 2009.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $821,000 as of September 2009.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Ann Ell Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Ann Ell Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Ann Ell Contract.  Registrant has made cumulative voluntary advances of $671,866 to Ann Ell as of September 29, 2009 to fund operating deficits, of which $66,000 was advanced during the six months then ended.  Registrant does not anticipate the receipt of any proceeds from the proposed sale of the Property.  Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by Registrant have been recorded as investment in local partnerships and offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,908,000 as of September 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $32,000 as of September 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of September 2009 total approximately $8,202,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $69,000 as of September 2009 and that the City has sold approximately $56,000 in tax liens to a third party.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

Critical Accounting Policies and Estimates

The accompanying unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities,” as codified by the FASB Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Recent Accounting Pronouncements

The FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by ASC Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of ASC Topic 740; Subtopic 10 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because Registrant is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

Registrant adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at historical cost which estimates fair value on a recurring basis as of September 29, 2009 are cash and cash equivalents of $763,388 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

The FASB issued SFAS No. 141R, “Business Combinations,” as codified by ASC Topic 805, which changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  ASC Topic 805 is effective for fiscal years ending after December 15, 2008 and its adoption has not had an impact on Registrant’s financial position or results of operations.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption will not have an impact on Registrant’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption will not have an impact on Registrant’s financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2009.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

by: Richman Tax Credits Inc.,
general partner

Dated: November 9, 2009	/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: November 9, 2009	/s/James Hussey
by: James Hussey
Chief Financial Officer

Dated: November 9, 2009	/s/Richard Paul Richman
by: Richard Paul Richman
Director