Form 10-Q
period 2009-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2010-02-10
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2009

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

Yes ☐ No ☒

As of February 10, 2010, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
 (UNAUDITED)

	December 30,	March 30,
	2009	2009

ASSETS

Cash and cash equivalents	$3,227,557	$1,008,523
Due from local partnership	46,450
Investment in local partnerships	1,157,597	1,081,160

	$4,431,604	$2,089,683

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$75,063	$431,687
Payable to general partner and affiliates	836,118	963,456

	911,181	1,395,143

Commitments and contingencies

Partners' equity (deficit)

General partner	(457,567)	(485,826)
Limited partners (55,746 units of limited partnership interest outstanding)	3,977,990	1,180,366

	3,520,423	694,540

	$4,431,604	$2,089,683

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	December 30, 2009	December 30, 2009	December 30, 2008	December 30, 2008

REVENUE

Interest	$915	$1,868	$2,207	$16,479
Other income from local partnerships	9,600	29,714		112,721

TOTAL REVENUE	10,515	31,582	2,207	129,200

EXPENSES

Administration fees	38,849	147,331	55,196	163,068
Management fees	38,849	147,331	55,196	163,068
Professional fees	29,928	75,072	25,754	66,174
State of New Jersey filing fee	17,549	52,648	15,258	22,996
Printing, postage and other	7,306	15,603	(890)	8,978

TOTAL EXPENSES	132,481	437,985	150,514	424,284

	(121,966)	(406,403)	(148,307)	(295,084)

Equity in income (loss) of investment in local partnerships	120,940	(30,063)	(113,590)	(129,651)

Loss prior to gain on sale of limited partner interests/local partnership properties	(1,026)	(436,466)	(261,897)	(424,735)

Gain on sale of limited partner interests/local partnership properties	3,252,349	3,262,349		8,000

NET INCOME (LOSS)	3,251,323	2,825,883	(261,897)	(416,735)

Other comprehensive loss, net				(3,268)

COMPREHENSIVE INCOME (LOSS)	$3,251,323	$2,825,883	$(261,897)	$(420,003)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$32,513	$28,259	$(2,619)	$(4,167)
Limited partners	3,218,810	2,797,624	(259,278)	(412,568)

	$3,251,323	$2,825,883	$(261,897)	$(416,735)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$57.75	$50.19	$(4.65)	$(7.40)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$1,868	$11,852
Cash paid for
administration fees	(372,000)	(22,365)
management fees	(394,665)
professional fees	(94,893)	(104,234)
State of New Jersey filing fee	(40,616)	(84,697)
printing, postage and other expenses	(19,773)	(39,207)

Net cash used in operating activities	(920,079)	(238,651)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	20,114	112,721
Voluntary advances to local partnerships	(106,500)
Proceeds from maturities/redemptions and sales of investments in bonds		844,000
Proceeds in connection with sale of limited partner interests/local partnership properties	3,225,499	8,000

Net cash provided by investing activities	3,139,113	964,721

Net increase in cash and cash equivalents	2,219,034	726,070

Cash and cash equivalents at beginning of period	1,008,523	706,974

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,227,557	$1,433,044

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Increase in due from local partnership classified as gain on sale of limited partner interests/local partnership properties	$36,850

Increase in due from local partnership classified as other income from local partnerships	$9,600

Unrealized loss on investments in bonds, net		$(3,268)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$2,825,883	$(416,735)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	30,063	129,651
Distributions from local partnerships classified as other income	(29,714)	(112,721)
Gain on sale of limited partner interests/local partnership properties	(3,262,349)	(8,000)
Accretion of zero coupon bonds		(4,627)
Increase in prepaid expenses		(18,907)
Increase (decrease) in payable to general partner and affiliates	(127,338)	303,771
Decrease in accounts payable and accrued expenses	(356,624)	(111,083)

NET CASH USED IN OPERATING ACTIVITIES	$(920,079)	$(238,651)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2009 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by FASB Accounting Standards Codification (“ASC”) Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Because the Partnership is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of December 30, 2009 are cash and cash equivalents of $3,227,557 as reflected in the accompanying unaudited balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

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

FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption has not had an impact on the Partnership’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption has not had an impact on the Partnership’s financial position or results of operations.

In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.  The Partnership has no financial instruments as of December 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for the Partnership as of June 30, 2009 and its adoption did not have an impact on the Partnership’s financial condition or results of operations.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” as codified by ASC Topic 810; Subtopic 10.  ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 will be effective for the Partnership’s fiscal year beginning March 31, 2010.  The Partnership is currently evaluating the effects of ASC Topic 810; Subtopic 10 on its financial statements.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,366,168, which amount includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of December 30, 2009, the Partnership holds a Local Partnership Interest in thirty-seven Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2009, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2009	$1,081,160

Voluntary advances made to Local Partnerships	106,500

Equity in loss of investment in local partnerships	(30,063)*

Distributions received from local partnerships	(20,114)

Distributions receivable from local partnerships	(9,600)

Distributions classified as other income	29,714

Investment in local partnerships as of December 30, 2009	$1,157,597

*
In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership.  Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

The Partnership’s investment balance in North Hills Farms Limited Partnership (“North Hills Farms”) represents more than 20% of the Partnership’s total assets as of December 30, 2009 and the equity in loss of investment in local partnerships reflected above includes $76,437 of income attributable to North Hills Farms.  The following financial information represents certain unaudited operating statement data of North Hills Farms for the nine months ended September 30, 2009:

Revenue	$2,051,185

Net income	$77,209

In September 2009, the Partnership sold its Local Partnership Interest in Nixa Heights Apartments, L.P. (“Nixa Heights”) to an affiliate of the Local General Partner of Nixa Heights for $10,000.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2009.  The Partnership’s investment balance in Nixa Heights, after cumulative equity losses, became zero during the year ended March 30, 2001.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property, in connection with which the Partnership received $3,215,499.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2009.  There may be additional proceeds after a reconciliation of Harborside’s outstanding receivables and payables and the release of any escrows by Harborside’s mortgagee.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to the Purchase and Sale Contract (the “Harborside Contract”) to protect against potential obligations of Harborside to the buyer.  In accordance with the Harborside Contract, any remaining balance in such escrow will be distributed to the Partnership after one year.  Any additional proceeds received by the Partnership will be recognized as income when received.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

In December 2009, Hughes Manor Limited Partnership (“Hughes Manor”) sold its underlying Property, in connection with which the Partnership will receive $46,450.  Such amount is reflected as due from local partnership in the accompanying unaudited balance sheet as of December 30, 2009, while $36,850 is included in gain on sale of limited partner interests/local partnership properties and $9,600 is included in other income from local partnerships in the accompanying unaudited statement of operations for the nine months then ended.  The Partnership’s investment balance in Hughes Manor, after cumulative equity losses, became zero during the year ended March 30, 2002.

The first mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in January 2009 but has not been repaid or formally extended; unpaid principal and accrued interest total approximately $3,172,000 as of December 2009.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $827,000 as of December 2009.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Ann Ell Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Ann Ell Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Ann Ell Contract.  The Partnership has made cumulative voluntary advances of $712,366 to Ann Ell as of December 30, 2009 to fund operating deficits, of which $106,500 was advanced during the nine months then ended.  The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by the Partnership have been recorded as investment in local partnerships and offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $1,932,000 as of December 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $37,000 as of December 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of December 2009 total approximately $8,253,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $103,000 as of December 2009 and that the City has sold approximately $72,000 in tax liens to a third party.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

3.	Additional Information

Additional information, including the audited March 30, 2009 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2009 on file with the Securities and Exchange Commission.

4.	Subsequent Events

Management has evaluated all activity of the Partnership through February 10, 2010 and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes thereto.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2009, resulting primarily from proceeds received in connection with the sale of the property owned by Harborside Housing Limited Partnership (“Harborside”) (see discussion below under Local Partnership Matters), American Tax Credit Properties II L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2009.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2009, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of its limited partner interest (the “Local Partnership Interest”) in Nixa Heights Apartments, L.P. (“Nixa Heights”) and the sale of the Harborside Property (see discussion below under Local Partnership Matters) and utilized cash for operating expenses and making voluntary advances to a Local Partnership (see discussion below under Local Partnership Matters).  Cash and cash equivalents increased by approximately $2,219,000 during the nine months ended December 30, 2009.  During the nine months ended December 30, 2009, the investment in local partnerships increased as a result of voluntary advances of $106,500 made to a Local Partnership (see discussion below under Local Partnership Matters), partially offset by Registrant’s equity in the Local Partnerships’ net loss for the nine months ended September 30, 2009 of $30,063.  During the nine months ended December 30, 2009, accounts payable and accrued expenses decreased primarily as a result of the payment of deferred administration fees of $344,665.  Payable to general partner and affiliates represents deferred administration and management fees in the accompanying unaudited balance sheet as of December 30, 2009.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

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

Registrant’s operations for the three months ended December 30, 2009 and 2008 resulted in net income (loss) of $3,251,323 and $(261,897), respectively.  The increase in net income from fiscal 2008 to fiscal 2009 is primarily attributable to (i) a gain on sale of limited partner interests/local partnership properties of approximately $3,252,000 in connection with the sales of the Property owned by Hughes Manor Limited Partnership (“Hughes Manor”) and the Harborside Property (see discussion below under Local Partnership Matters) and (ii) an increase in equity in income of investment in local partnerships of approximately $235,000, which increase is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance, partially offset by voluntary advances made to a Local Partnership that were written off as equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters).  In addition, administration and management fees decreased in the cumulative amount of approximately $33,000 as a result of Registrant’s sale of its Local Partnership Interests in Nixa Heights, Harborside and Hughes Manor.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Registrant’s operations for the nine months ended December 30, 2009 and 2008 resulted in net income (loss) of $2,825,883 and $(416,735), respectively.  The increase in net income from fiscal 2008 to fiscal 2009 is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $3,254,000 and (ii) a decrease in equity in loss of investment in local partnerships of approximately $100,000, which decrease is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance, partially offset by voluntary advances made to a Local Partnership that were written off as additional equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters), all partially offset by a decrease in interest revenue and other income from local partnerships of approximately $98,000.  In addition, administration and management fees decreased in the cumulative amount of approximately $31,000 as a result of Registrant’s sale of its Local Partnership Interests in Nixa Heights, Harborside and Hughes Manor.  Other comprehensive loss for the nine months ended December 30, 2008 resulted from a net unrealized loss on investments in bonds of $3,268.  Registrant’s investments in bonds as reflected in Registrant’s balance sheet as of March 30, 2008 matured during the nine months ended December 30, 2008.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of December 30, 2009, Registrant owns thirty-seven of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”).  The subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Nine Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines.  Of the nine Local Partnerships noted above, three have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

In September 2009, Registrant sold its Local Partnership Interest in Nixa Heights to an affiliate of the Local General Partner of Nixa Heights for $10,000.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2009.  Registrant’s investment balance in Nixa Heights, after cumulative equity losses, became zero during the year ended March 30, 2001.

In November 2009, Harborside sold its underlying Property, in connection with which Registrant received $3,215,499.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2009.  There may be additional proceeds after a reconciliation of Harborside’s outstanding receivables and payables and the release of any escrows by Harborside’s mortgagee.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to the Purchase and Sale Contract (the “Harborside Contract”) to protect against potential obligations of Harborside to the buyer.  In accordance with the Harborside Contract, any remaining balance in such escrow will be distributed to Registrant after one year.  Any additional proceeds received by Registrant will be recognized as income when received.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

In December 2009, Hughes Manor sold its underlying Property, in connection with which Registrant will receive $46,450.  Such amount is reflected as due from local partnership in the accompanying unaudited balance sheet as of December 30, 2009, while $36,850 is included in gain on sale of limited partner interests/local partnership properties and $9,600 is included in other income from local partnerships in the accompanying unaudited statement of operations for the nine months then ended.  Registrant’s investment balance in Hughes Manor, after cumulative equity losses, became zero during the year ended March 30, 2002.

The first mortgage of Ann Ell Apartments Associates, Ltd. (“Ann Ell”) matured in January 2009 but has not been repaid or formally extended; unpaid principal and accrued interest total approximately $3,172,000 as of December 2009.  In addition, Ann Ell’s non-mandatory second mortgage matured in February 2006 but has not been repaid or formally extended.  Unpaid principal and accrued interest on the second mortgage total approximately $827,000 as of December 2009.  Ann Ell has entered into a Commercial Contract for Purchase and Sale (the “Ann Ell Contract”) to sell the Property for $3,450,000, whereby the first mortgage holder would be paid in full and the remaining proceeds would be paid to the second mortgage holder.  The Ann Ell Contract is currently being reviewed by the second mortgage holder.  There can be no assurance that the Property will be sold under the terms of the Ann Ell Contract.  Registrant has made cumulative voluntary advances of $712,366 to Ann Ell as of December 30, 2009 to fund operating deficits, of which $106,500 was advanced during the nine months then ended.  Registrant does not anticipate the receipt of any proceeds from the proposed sale of the Property.  Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by Registrant have been recorded as investment in local partnerships and offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $1,932,000 as of December 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $37,000 as of December 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of December 2009 total approximately $8,253,000.  The Local General Partner of Littleton represents that neither lender has declared a default and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) has assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $103,000 as of December 2009 and that the City has sold approximately $72,000 in tax liens to a third party.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

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

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in income (loss) of investment in local partnerships.  Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred.  A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities,” as codified by FASB Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

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

FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at historical cost which estimates fair value on a recurring basis as of December 30, 2009 are cash and cash equivalents of $3,227,557 as reflected in the accompanying unaudited balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

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

FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption has not had an impact on Registrant’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption has not had an impact on Registrant’s financial position or results of operations.

In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.  Registrant has no financial instruments as of December 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” as codified by ASC Topic 810; Subtopic 10.  ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 will be effective for Registrant’s fiscal year beginning March 31, 2010.  Registrant is currently evaluating the effects of ASC Topic 810; Subtopic 10 on its financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2009.

Item 4T.   Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

by: Richman Tax Credits Inc.,
general partner

Dated: February 10, 2010	/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: February 10, 2010	/s/James Hussey
by: James Hussey
Chief Financial Officer

Dated: February 10, 2010	/s/Richard Paul Richman
by: Richard Paul Richman
Director