Form 10-K
period 2010-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2010-06-28
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

Large Accelerated Filer  ☐  Accelerated Filer  ☐ Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 28, 2010, there are 55,746 units outstanding.  The aggregate sales price for such units was $55,746,000.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns thirty-seven of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Certain of the Local Partnerships are subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships’ loan, regulatory or other agreements.

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

Registrant originally acquired Local Partnership Interests in fifty Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships expired as of December 31, 2006 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns thirty-seven of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

During the year ended March 30, 2010, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property, in connection with which Registrant has received $3,617,439 as of June 2010, Registrant sold its Local Partnership Interest in Nixa Heights Apartments, L.P. (“Nixa Heights”) to an affiliate of the Local General Partner of Nixa Heights for $10,000, Hughes Manor Limited Partnership (“Hughes Manor”) sold its underlying Property, in connection with which Registrant received $36,830 and withdrew from Hughes Manor and Ann Ell Apartments Associates, Ltd. (“Ann Ell”) sold its underlying Property, in connection with which Registrant received no proceeds.  The Local General Partner of Ann Ell is in the process of dissolving Ann Ell.  See further discussion regarding Harborside, Nixa Heights, Hughes Manor and Ann Ell in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

The Local Partnership Interests were acquired by Registrant in 1989 and 1990.  Although Registrant generally owns a 98.9% -99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP of Santa Juanita are 64.36% and 34.64%, respectively.  In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

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

Item 2.	Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2009		(see footnotes)

1989 Westview Arms Limited Partnership
Westview Arms
Dumas, Arkansas	60	$130,796		$186,273		(1a&d)

2000-2100 Christian Street Associates
(3), (11)
Christian Street Apartments II
Philadelphia, Pennsylvania	57	1,654,764		—	(3)

Ann Ell Apartments Associates, Ltd.
(10), (11)
Ann Ell Apartments
Miami Beach, Florida	54	1,411,983		1,650,482

Auburn Hills Apartments Limited
Partnership
Auburn Hills Apartments
Cabot, Arkansas	24	201,649		763,257		(1b)

Auburn Hills Townhouses Limited
Partnership
Auburn Hills Townhouse Apartments
Pontiac, Michigan	250	3,206,110		5,581,030		(1a&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi	48	160,741	(2)	1,388,997		(1b)

Browning Road Phase I, L.P.
Browning Road Apartments, Phase I
Greenwood, Mississippi	60	197,808		744,989		(1b)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi	40	122,814	(2)	1,058,397		(1b&c)

Canton Partners, L.P.
Pecan Village
Canton, Mississippi	48	380,199		1,401,341		(1b)

Carrington Limited Dividend Housing
Association Limited Partnership (3), (5)
Carrington Place
Farmington Hills, Michigan	100	1,058,976	(2)	—	(3)

Christian Street Associates Limited
Partnership (3), (11)
Christian Street Apartments
Philadelphia, Pennsylvania	72	2,610,886		—	(3)

Cityside Apartments, Phase II, L.P.
Cityside Apartments Phase II
Trenton, New Jersey	107	6,592,092		5,665,616		(1a,b&d)

Cleveland Square, Ltd.
Cleveland Square Apartments
Cleveland, Texas	48	223,327		746,157		(1b)

Item 2.	Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2009		(see footnotes)

College Avenue Apartments Limited
Partnership (3), (11)
College Avenue Apartments
Natchitoches, Louisiana	41	$501,348		$—	(3)

Corrigan Square, Ltd.
Corrigan Square Apartments
Corrigan, Texas	96	372,833		1,287,686		(1b)

De Queen Villas Limited Partnership
De Queen Villas Apartments
De Queen, Arkansas	37	296,051		1,264,241		(1b)

Dermott Villas Limited Partnership (3)
Dermott Villas
Dermott, Arkansas	32	272,802		—	(3)

Eagle View, Ltd.
Eagle View Apartments
Clearfield, Kentucky	14	102,850		363,055		(1b)

Elm Hill Housing Limited
Partnership (3)
Elm Hill Housing
Boston, Massachusetts	142	5,712,391		—	(3)

Eudora Manor Limited Partnership
Eudora Manor Apartments
Eudora, Arkansas	24	188,838		722,737		(1b)

Forest Village Housing Partnership (3),(11)
Forest Village Apartments
Auburn, Washington	89	1,706,079		—	(3)

Harborside Housing Limited
Partnership (8)
Cal-View Apartments
East Chicago, Indiana	255	1,789,434		—

Hill Com I Associates Limited
Partnership
Hill Com I Apartments
Pittsburgh, Pennsylvania	67	887,635		1,165,986		(1a,d&e)

Hill Com II Associates Limited
Partnership
Hill Com II Apartments
Pittsburgh, Pennsylvania	48	683,172		938,031		(1a,d&e)

Hughes Manor Limited Partnership (4), (9)
Hughes Manor
Hughes, Arkansas	32	287,261		—	(4)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi	32	90,878	(2)	722,550		(1b&c)

Item 2.	Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2009		(see footnotes)

Lakeside Housing Limited Partnership
Lakeside Garden Apartments
East Chicago, Indiana	312	$3,147,863		$5,973,795		(1a,b&d)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi	24	83,013	(2)	729,334		(1b&c)

Lexington Estates Ltd.,
A Mississippi Limited Partnership
Lexington Estates
Lexington, Mississippi	24	176,225		676,435		(1b)

Littleton Avenue Community Village, L.P.
Littleton Avenue Community Village
Newark, New Jersey	102	3,087,138		4,303,080		(1b)

Lula Courts Ltd., L.P.
Lula Courts
Lula, Mississippi	24	176,645		673,254		(1b)

Magee Elderly, L.P.
Eastgate Manor
Magee, Mississippi	24	150,952		569,580		(1b&c)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico	48	186,717	(2)	1,799,524		(1b&c)

Nixa Heights Apartments, L.P. (4), (7)
Nixa Heights Apartments
Nixa, Missouri	40	250,030		—	(4)

North Hills Farms Limited Partnership
North Hills Farms Apartments
Pontiac, Michigan	525	3,443,762		602,358		(1a&d)

Patton Place Limited Partnership
Patton Street Apartments
Springfield, Massachusetts	24	794,044		603,209		(1a&d)

Plantersville Family, L.P.
Regal Ridge Apartments
Plantersville, Mississippi	24	152,268		567,754		(1b)

Powelton Gardens Associates (3)
Powelton Gardens Apartments
West Philadelphia, Pennsylvania	25	782,958		—	(3)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi	40	128,419	(2)	1,103,621		(1b)

Item 2.	Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2009		(see footnotes)

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania	29	$603,552	(2)	$1,955,583		(1b)

Renova Properties, L.P.
Hymon Lucas Manor
Renova, Mississippi	24	165,582		613,258		(1b&c)

Santa Juanita Limited Dividend
Partnership L.P.
Santa Juanita Apartments
Bayamon, Puerto Rico	45	584,117	(2)	1,364,786		(1a,b,d&f)

Simpson County Family, L.P.
Azalea Apartments
Magee, Mississippi	24	211,823		785,137		(1c)

Summers Village Limited Partnership
Summers Village Apartments
Summersville, West Virginia	24	194,674		777,453		(1b)

Tchula Courts Apartments, L.P.
Tchula Courts Apartments
Tchula, Mississippi	24	150,984		703,484		(1b)

The Pendleton (A Louisiana
Partnership in Commendam) (3), (6), (11)
The Pendleton
Shreveport, Louisiana	36	447,621		—	(3)

Trenton Heights Apartments, L.P.
Trenton Heights Apartments
Trenton, Mississippi	40	100,434		421,088		(1b)

Twin Pine Family, L.P.
Twin Pine Apartments
Louisville, Mississippi	24	163,172		555,455		(1b)

Village Creek Limited Partnership
Village Creek Apartments
Arkadelphia, Arkansas	40	288,216		1,166,411		(1b)

York Park Associates Limited
Partnership (3)
York Park Apartments
Dundalk, Maryland	80	2,146,200		—	(3)

		$48,460,126		$51,595,424

(1)	Description of subsidies:

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 in Note 6 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2009 in Note 6 to the accompanying financial statements.

(5)
Registrant assigned its Local Partnership Interest to one of the Local General Partners in February 2007.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2007 included in Note 6 to the accompanying financial statements does not include any results of operations for such Local Partnership.

(6)
The underlying Property was sold in May 2008 and Registrant withdrew from the Local Partnership.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2008 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(7)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in September 2009.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)
The underlying Property was sold in November 2009 and the Local Partnership continues in existence.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2009 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)
The underlying Property was sold in December 2009 and Registrant withdrew from the Local Partnership.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2009 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)	The underlying Property was sold in March 2010 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of approximately June 15, 2010 was approximately 2,490, holding an aggregate of 55,746 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2010 and 2009.

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

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in three closings with aggregate Limited Partners’ capital contributions of $55,746,000.  In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000.  The remaining net proceeds of approximately $45,867,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986.  The Net Proceeds were utilized in acquiring a Local Partnership Interest in fifty Local Partnerships.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2010, Registrant has cash and cash equivalents and investment in mutual fund totaling of $3,158,860, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties.

During the year ended March 30, 2010, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of its Local Partnership Interest in Nixa Heights Apartments, L.P. (“Nixa Heights”) and the sale of the Properties owned by Harborside Housing Limited Partnership (“Harborside”) and Hughes Manor Limited Partnership (“Hughes Manor”) (see discussion below under Local Partnership Matters) and utilized cash for operating expenses and making voluntary advances to a Local Partnership (see discussion below under Local Partnership Matters).  Cash and cash equivalents and investment in mutual fund increased, in the aggregate, by approximately $2,150,000 during the year ended March 30, 2010.

During the year ended March 30, 2010, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2009 of $327,068, partially offset by voluntary advances of $200,458 made to a Local Partnership (see discussion below under Local Partnership Matters).  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2010 represents deferred administration fees and management fees.  During the year ended March 30, 2010, accounts payable and accrued expenses decreased primarily as a result of the payment of deferred administration fees of $344,665.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

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

Registrant’s operations for the years ended March 30, 2010, 2009 and 2008 resulted in net income (loss) of $2,796,971, $(554,944) and $(729,875), respectively.  The increase in net income from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $3,656,000 resulting from the sales of the Properties owned by Hughes Manor and Harborside and Registrant’s sale of its Local Partnership Interest in Nixa Heights (see discussion below under Local Partnership Matters) and (ii) a decrease in administration and management fees in the cumulative amount of approximately $44,000 as a result of Registrant’s disposal of its Local Partnership Interests in Nixa Heights, Harborside, Hughes Manor and Ann Ell Apartments Associates, Ltd. (“Ann Ell”) (see discussion below under Local Partnership Matters), partially offset by (i) an increase in equity in loss of investment in local partnerships of approximately $227,000, which increase is primarily attributable to voluntary advances made to a Local Partnership that were written off as equity in loss of investment in local partnerships (see discussion below under Local Partnership Matters) and (ii) a decrease in interest revenue and other income from local partnerships of approximately $104,000.  The decrease in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $144,000 and a decrease in operating expenses of approximately $60,000, all partially offset by a decrease in interest revenue and other income from local partnerships of approximately $37,000.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Local Partnerships’ net income of approximately $1,164,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $3,929,000, gain on sale of property of approximately $3,343,000 and interest on non-mandatory debt of approximately $583,000, and does not include principal payments on permanent mortgages of approximately $1,430,000.  The Local Partnerships’ net loss of approximately $2,489,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,904,000, gain on sale of property of approximately $314,000 and interest on non-mandatory debt of approximately $652,000, and does not include principal payments on permanent mortgages of approximately $1,345,000.  The Local Partnerships’ net loss of approximately $2,266,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,973,000 and interest on non-mandatory debt of approximately $597,000, and does not include principal payments on permanent mortgages of approximately $1,511,000.  The results of operations of the Local Partnerships for the year ended December 31, 2009 are not necessarily indicative of results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns thirty-seven of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In September 2009, Registrant sold its Local Partnership Interest in Nixa Heights to an affiliate of the Local General Partner of Nixa Heights for $10,000.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  Registrant’s investment balance in Nixa Heights, after cumulative equity losses, became zero during the year ended March 30, 2001.

In November 2009, Harborside sold its underlying Property, in connection with which Registrant received $3,215,499 at the date of sale and an additional $401,940 subsequent to March 30, 2010.  The total of $3,617,439 is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010 and $401,940 is reflected as due from local partnership in the accompanying balance sheet of the Partnership as of March 30, 2010.  There may be additional proceeds after further resolution of Harborside’s accounts.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to the Purchase and Sale Contract (the “Harborside Contract”) to protect against potential obligations of Harborside to the buyer.  In accordance with the Harborside Contract, any remaining balance in such escrow will be distributed to Registrant one year after the date of sale.  Any additional proceeds received by Registrant will be recognized as income when received.  Of the $401,490 noted above, $117,106 represents withholding tax paid to the state in which the Harborside Property is located on behalf of Registrant’s partners.  Such tax will be reflected in Registrant’s financial statements as and for the three months ended June 29, 2010 as a distribution to partners.  Harborside recognized a gain of $3,011,151, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2009.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

In December 2009, Hughes Manor sold its underlying Property, in connection with which Registrant received $36,830 and withdrew from Hughes Manor.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  Hughes Manor recognized a gain of $331,830, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2009.  Registrant’s investment balance in Hughes Manor, after cumulative equity losses, became zero during the year ended March 30, 2002.

Ann Ell sold its underlying Property in March 2010; Registrant received no proceeds in connection with the sale.  The Local General Partner of Ann Ell is in the process of dissolving Ann Ell.  Registrant has made cumulative voluntary advances to Ann Ell of $806,324 as of March 30, 2010 to fund operating deficits, of which $200,458 was advanced during the year then ended. Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and voluntary advances made by Registrant were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,015,000 as of June 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $19,000 as of June 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of June 2010 total approximately $8,356,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has issued a notice of default on its mortgage and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $163,000 as of June 2010, which includes accrued interest of approximately $18,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $125,000 to such third parties.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners.

Recent Accounting Pronouncements

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

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.  Registrant adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant had not applied the provisions of ASC Topic 820 to include investment in local partnerships, which is accounted for under the equity method of accounting.  Registrant’s full adoption of ASC Topic 820 as of March 31, 2009 did not have an impact on its financial statements.

ASC Topic 825; Subtopic 10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, Registrant adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on Registrant’s financial statements.

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.  Registrant had no financial instruments during any interim reporting period during the year ended March 30, 2010.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Registrant for the quarter ended June 29, 2009. The adoption did not have a significant impact on the subsequent events that Registrant reports, either through recognition or disclosure, in the financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore Registrant did not include the disclosure in the notes to the accompanying financial statements.

ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 is effective for Registrant’s fiscal year beginning March 31, 2010 and its adoption did not have an impact on Registrant’s  financial statements.

In January 2010, ASC Topic 820 was amended to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASC 820, as amended, for the period ending March 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which are effective for Registrant’s fiscal year beginning March 31, 2010.  The initial adoption of ASC Topic 820 and the full implementation thereof did not have a material impact on Registrant’s financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this annual report on Form 10-K are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate,” “expect,” “intend,” “plan,” “seek,” “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Registrant’s investment in mutual fund (the “Fund”) is subject to certain risk.  The fixed income securities in which the Fund invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  The Fund is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, the Fund may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect the Fund’s net asset value (“NAV”), yield and total return.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 8.	Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2010 and 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years ended March 30, 2010, 2009 and 2008.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  As of and for the years ended March 30, 2010, 2009 and 2008, we did not audit the financial statements of certain investee partnerships, which investments represent $0 in total assets as of March 30, 2010 and 2009 and $0, $0 and $2,292, respectively, of total income (losses) for the years ended March 30, 2010, 2009 and 2008.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2010 and 2009, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years ended March 30, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 28, 2010

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2010 AND 2009

	2010	2009

ASSETS

Cash and cash equivalents	$292,804	$1,008,523
Due from local partnership	401,940
Investment in mutual fund	2,866,056
Investment in local partnerships	954,550	1,081,160

	$4,515,350	$2,089,683

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$93,332	$431,687
Payable to general partner and affiliates	930,507	963,456

	1,023,839	1,395,143

Commitments and contingencies

Partners' equity (deficit)

General partner	(457,856)	(485,826)
Limited partners (55,746 units of limited partnership interest outstanding)	3,949,367	1,180,366

	3,491,511	694,540

	$4,515,350	$2,089,683

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

REVENUE

Interest	$2,921	$16,720	$79,697
Other income from local partnerships	29,714	120,414	94,600

TOTAL REVENUE	32,635	137,134	174,297

EXPENSES

Administration fees - affiliate	196,410	218,264	223,213
Management fees - affiliate	196,410	218,264	223,213
Professional fees	100,150	105,553	105,063
State of New Jersey filing fee	52,905	47,420	72,211
Printing, postage and other	26,990	10,977	36,613

TOTAL EXPENSES	572,865	600,478	660,313

	(540,230)	(463,344)	(486,016)

Equity in loss of investment in local partnerships	(327,068)	(99,600)	(243,859)

Loss prior to gain on sale of limited partner interests/local partnership properties	(867,298)	(562,944)	(729,875)

Gain on sale of limited partner interests/local partnership properties	3,664,269	8,000

NET INCOME (LOSS)	2,796,971	(554,944)	(729,875)

Other comprehensive income (loss), net		(3,268)	4,394

COMPREHENSIVE INCOME LOSS	$2,796,971	$(558,212)	$(725,481)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$27,970	$(5,549)	$(7,299)
Limited partners	2,769,001	(549,395)	(722,576)

	$2,796,971	$(554,944)	$(729,875)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$49.67	$(9.86)	$(12.96)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners’ equity (deficit), March 30, 2007	$(472,978)	$2,542,337	$(1,126)	$1,978,233

Net loss	(7,299)	(722,576)		(729,875)

Other comprehensive income, net			4,394	4,394

Partners’ equity (deficit), March 30, 2008	(480,277)	1,729,761	3,268	1,252,752

Net loss	(5,549)	(549,395)		(554,944)

Other comprehensive loss, net			(3,268)	(3,268)

Partners’ equity (deficit), March 30, 2009	(485,826)	1,180,366	—	694,540

Net income	27,970	2,769,001		2,796,971

Partners’ equity (deficit), March 30, 2010	$(457,856)	$3,949,367	$—	$3,491,511

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$2,921	$12,093	$42,068
Cash paid for
Administration fees	(375,769)	(162,604)	(29,820)
Management fees	(394,665)	(276,731)	(419,606)
Professional fees	(107,893)	(116,306)	(118,877)
State of New Jersey filing fee	(40,616)	(84,697)	(86,650)
Printing, postage and other expenses	(25,226)	(42,620)	(8,018)

Net cash used in operating activities	(941,248)	(670,865)	(620,903)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in mutual fund	(2,867,755)
Redemptions from mutual fund	1,699
Distributions received from local partnerships	29,714	120,414	94,600
Proceeds in connection with sale of limited partner interests/local partnership properties	3,262,329	8,000	40,000
Maturities/redemptions and sales of investments in bonds		844,000
Voluntary advances to local partnerships	(200,458)		(72,321)

Net cash provided by investing activities	225,529	972,414	62,279

Net increase (decrease) in cash and cash equivalents	(715,719)	301,549	(558,624)

Cash and cash equivalents at beginning of year	1,008,523	706,974	1,265,598

CASH AND CASH EQUIVALENTS AT END OF YEAR	$292,804	$1,008,523	$706,974

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net		$(3,268)	$4,394

Increase in due from local partnership	$401,940

See reconciliation of net income (loss) to net cash used in operating activities on page 27.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$2,796,971	$(554,944)	$(729,875)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	327,068	99,600	243,859
Gain on sale of limited partner interests/local partnership properties	(3,664,269)	(8,000)
Other income from local partnerships	(29,714)	(120,414)	(94,600)
Accretion of zero coupon bonds		(4,627)	(37,629)
Increase (decrease) in accounts payable and accrued expenses	(338,355)	(79,673)	342
Decrease in payable to general partner and affiliates	(32,949)	(2,807)	(3,000)

NET CASH USED IN OPERATING ACTIVITIES	$(941,248)	$(670,865)	$(620,903)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2010, 2009 AND 2008

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred.  If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership (unless the impairment is considered to be temporary) and includes such reduction in equity in loss of investment in local partnerships.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Codification, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

Fair Value Measurement

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.  The Partnership adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Partnership had not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.  The Partnership’s full adoption of ASC Topic 820 as of March 31, 2009 did not have an impact on its financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Investment in Mutual Fund

The Partnership carries its investment in mutual fund at estimated fair value.  Capital gains (losses) are included in (offset against) interest revenue.  Investment in mutual fund is classified as available-for-sale and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Investments in Bonds

Investments in bonds were classified as available-for-sale and represented investments that the Partnership intended to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell an investment was based on various factors, including significant movements in interest rates and liquidity needs.  Investments in bonds were carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

Premiums and discounts on investments in bonds were amortized (accreted) using the effective yield method over the life of the investment.  Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds were included in interest revenue.  Realized gain (loss) on redemptions or sales of investments in bonds were included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.  All such investments had matured and/or been redeemed or sold as of March 30, 2009.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 8 disclosures related to differences in the financial and tax bases of accounting.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

ASC Topic 825; Subtopic 10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Partnership adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on the Partnership’s financial statements.

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.  The Partnership had no financial instruments during any interim reporting period during the year ended March 30, 2010.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 29, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in the notes to the accompanying financial statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 is effective for the Partnership’s fiscal year beginning March 31, 2010 and its adoption did not have an impact on the Partnership’s financial statements.

In January 2010, ASC Topic 820 was amended to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASC Topic 820, as amended, for the period ending March 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which is effective for the Partnership’s fiscal year beginning March 31, 2010.  The initial adoption of ASC Topic 820 and the full implementation thereof did not have a material impact on the Partnership’s financial statements.

Reclassifications

Certain prior year Local Partnership amounts (see Note 6) have been reclassified to conform to the current year presentation.

2.	Capital Contributions

On June 14, 1989, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent").  On June 28, 1989, July 31, 1989 and September 22, 1989, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted the Limited Partners to the Partnership in three closings.  At these closings, subscriptions for a total of 55,746 Units representing $55,746,000 in Limited Partners' capital contributions were accepted.  In connection with the offering of Units, the Partnership incurred organization and offering costs of $6,534,064, of which $75,000 was capitalized as organization costs and $6,459,064 was charged to the Limited Partners' equity as syndication costs.  The General Partner contributed $100 to the Partnership.

Net loss is allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement.

3.	Cash and Cash Equivalents

As of March 30, 2010, the Partnership has $292,804 in cash and cash equivalents.  Of such amount, $248,000 is held in accounts at two financial institutions in which the aggregate amount on deposit at each institution is insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”).  The entire amount is FDIC insured as of March 30, 2010.  The remaining $44,804 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The Fund is a short duration bond fund organized as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal.  In selecting portfolio securities for the Fund, the investment advisor of the Fund (the “Advisor”) will select investments so that substantially all of the Fund’s assets will be rated “A” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) or, if a rating is not available, deemed to be of comparable quality by the Advisor.  It is anticipated that approximately 90% or more of the Fund’s assets (excluding floating rate or fixed to float securities issued by banking institutions having assets in excess of $200 billion) will be rated “AA” or better by an NRSRO or, if a rating is not available, deemed to be of comparable quality by the Advisor.  The Fund is valued at $10 per share in the accompanying balance sheet as of March 30, 2010.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

4.	Investment in Mutual Fund (Continued)

The Advisor is an affiliate of the General Partner.  For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of the Fund.  The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Fund expenses; however, the Advisor is not required to do so.  The Advisor has waived 60% of its fee earned through March 30, 2010.

The Codification clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements.  No other assets or liabilities of the Partnership are measured at fair value under the guidance on Fair Value Measurements as of March 30, 2010 and 2009.

5.	Investments in Bonds

The Partnership carried its investments in bonds as available-for-sale because such investments were used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may have arisen in connection with the Local Partnerships.  All such investments had matured and/or been redeemed or sold as of March 30, 2009.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships

As of March 30, 2010, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	1989 Westview Arms Limited Partnership (“Westview Arms”);
2.	Auburn Hills Apartments Limited Partnership;
3.	Auburn Hills Townhouses Limited Partnership;
4.	Batesville Family, L.P.;
5.	Browning Road Phase I, L.P.;
6.	Bruce Housing Associates, L.P.;
7.	Canton Partners, L.P.;
8.	Cityside Apartments, Phase II, L.P. (“Cityside”)*;
9.	Cleveland Square, Ltd.;
10.	Corrigan Square, Ltd.;
11.	De Queen Villas Limited Partnership;
12.	Eagle View, Ltd.;
13.	Eudora Manor Limited Partnership;
14.	Harborside Housing Limited Partnership (“Harborside”);
15.	Hill Com I Associates Limited Partnership;
16.	Hill Com II Associates Limited Partnership;
17.	Ivy Family, L.P.;
18.	Lakeside Housing Limited Partnership;
19.	Lawrence Road Properties, Ltd.;
20.	Lexington Estates Ltd., A Mississippi Limited Partnership;
21.	Littleton Avenue Community Village, L.P. (“Littleton”);
22.	Lula Courts Ltd., L.P.;
23.	Magee Elderly, L.P.;
24.	Mirador del Toa Limited Partnership;
25.	North Hills Farms Limited Partnership (“North Hills Farms”);
26.	Patton Place Limited Partnership;
27.	Plantersville Family, L.P.;
28.	Purvis Heights Properties, L.P.;
29.	Queen Lane Investors (“Queen Lane”);
30.	Renova Properties, L.P.;
31.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
32.	Simpson County Family, L.P.;
33.	Summers Village Limited Partnership;
34.	Tchula Courts Apartments, L.P.;
35.	Trenton Heights Apartments, L.P.;
36.	Twin Pine Family, L.P.; and
37.	Village Creek Limited Partnership.

*Affiliates of the General Partner are a general partner of and provide services to Cityside.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Although the Partnership generally owns a 98.9% - 99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in Santa Juanita; the ownership percentages of the Partnership and ATCP of Santa Juanita are 64.36% and 34.64%, respectively.  In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% interest in the following Local Partnerships:

	The
	Partnership	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership's partnership agreements, as of March 30, 2010 the Partnership is committed to make capital contributions in the aggregate amount of $48,460,126, which includes Advances made to certain Local Partnerships and all of which has been paid.  As of December 31, 2009, the Local Partnerships have outstanding mortgage loans payable totaling approximately $51,595,000 and accrued interest payable on such loans totaling approximately $9,342,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners’ capital was $1,883,141, $2,519,920 and $2,027,551 for the years ended December 31, 2009, 2008 and 2007, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

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

The differences between the Partnership’s investment in local partnerships as of March 30, 2010 and 2009 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 herein Note 6 are as follows:

	2010	2009

Investment in local partnerships as of March 30 - Partnership	$954,550	$1,081,160
Carrying value adjustments (see Note 1)	5,265,014	5,265,014
Equity in income included herein Note 6 - Harborside	2,642,945
Distribution included herein Note 6 - Harborside	(3,215,499)

Investment in local partnerships as of December 31 - Local Partnerships’ combined balance sheet	$5,647,010	$6,346,174

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

In September 2009, the Partnership sold its Local Partnership Interest in Nixa Heights Apartments, L.P. (“Nixa Heights”) to an affiliate of the Local General Partner of Nixa Heights for $10,000.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  The Partnership’s investment balance in Nixa Heights, after cumulative equity losses, became zero during the year ended March 30, 2001.

In November 2009, Harborside sold its underlying Property, in connection with which the Partnership received $3,215,499 at the date of sale and an additional $401,940 subsequent to March 30, 2010.  The total of $3,617,439 is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010 and $401,940 is reflected as due from local partnership in the accompanying balance sheet of the Partnership as of March 30, 2010.  There may be additional proceeds after further resolution of Harborside’s accounts.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to the Purchase and Sale Contract (the “Harborside Contract”) to protect against potential obligations of Harborside to the buyer.  In accordance with the Harborside Contract, any remaining balance in such escrow will be distributed to the Partnership one year after the date of sale.  Any additional proceeds received by the Partnership will be recognized as income when received.  Harborside recognized a gain of $3,011,151, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2009 herein Note 6.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

In December 2009, Hughes Manor Limited Partnership (“Hughes Manor”) sold its underlying Property, in connection with which the Partnership received $36,830 and withdrew from Hughes Manor.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  Hughes Manor recognized a gain of $331,830, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2009 herein Note 6.  The Partnership’s investment balance in Hughes Manor, after cumulative equity losses, became zero during the year ended March 30, 2002.

Ann Ell Apartments Associates, Ltd. (“Ann Ell”) sold its underlying Property in March 2010; the Partnership received no proceeds in connection with the sale.  The Local General Partner of Ann Ell is in the process of dissolving Ann Ell.  The Partnership made Advances to Ann Ell of $200,458 and $72,321 for the years ended March 30, 2010 and 2008, respectively, to fund operating deficits.  Cumulative Advances as of March 30, 2010 and 2009 are $806,324 and $605,866, respectively.  The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and Advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,015,000 as of June 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $19,000 as of June 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of June 2010 total approximately $8,356,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has issued a notice of default on its mortgage and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $163,000 as of June 2010, which includes accrued interest of approximately $18,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $125,000 to such third parties.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) sold its underlying Property in May 2008, in connection with which the Partnership received $8,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2009.  The Partnership subsequently withdrew from Pendleton.  The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Property owned by Dermott Villas Limited Partnership (“Dermott”) was sold in October 2006, whereby the Partnership received $40,000 in May 2007.  The Partnership withdrew from Dermott effective December 31, 2006.  The Partnership’s investment balance in Dermott, after cumulative equity losses, became zero during the year ended March 30, 2000.

The combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2009, 2008 and 2007 are reflected on pages 37 and 38, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 are as follows:

	2009	2008

ASSETS

Cash and cash equivalents	$2,925,715	$1,683,880
Rents receivable	448,662	491,244
Escrow deposits and reserves	4,357,951	5,418,396
Land	3,069,517	3,156,424
Buildings and improvements (net of accumulated depreciation of $72,097,212 and $73,576,746)	36,343,355	43,902,728
Intangible assets (net of accumulated amortization of $357,022 and $397,957)	330,382	436,191
Other assets	1,222,966	1,247,619

	$48,698,548	$56,336,482

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,954,519	$3,500,178
Due to related parties	2,082,523	1,665,068
Mortgage loans	51,595,424	57,096,168
Notes payable	977,451	977,451
Accrued interest	9,341,790	8,894,263
Other liabilities	539,295	574,211

	66,491,002	72,707,339

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	26,542,917	30,086,930
Cumulative loss	(20,895,907)	(23,740,756)

	5,647,010	6,346,174

General partners and other limited partners
Capital contributions, net of distributions	1,403,765	1,110,914
Cumulative loss	(24,843,229)	(23,827,945)

	(23,439,464)	(22,717,031)

	(17,792,454)	(16,370,857)

	$48,698,548	$56,336,482

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

REVENUE

Rental	$18,767,804	$18,532,220	$18,343,927
Interest and other	904,086	587,815	521,653

TOTAL REVENUE	19,671,890	19,120,035	18,865,580

EXPENSES

Administrative	4,790,373	3,984,517	3,928,246
Utilities	3,008,791	3,462,908	3,148,547
Operating and maintenance	5,042,543	4,636,082	4,354,638
Taxes and insurance	2,177,258	2,841,977	2,470,238
Financial	2,902,918	3,094,323	3,256,996
Depreciation and amortization	3,928,766	3,903,613	3,973,241

TOTAL EXPENSES	21,850,649	21,923,420	21,131,906

Loss from operations before gain on sale
of property	(2,178,759)	(2,803,385)	(2,266,326)

Gain on sale of property	3,342,981	314,489	—

NET INCOME (LOSS)	$1,164,222	$(2,488,896)	$(2,266,326)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$2,315,878	$(79,084)	$(130,300)
General partners and other limited partners (includes specially allocated items of revenue to certain general partners of $831,500, $274,166 and $90,249, and Partnership loss in excess of investment of $1,883,141, $2,519,920 and $2,027,551)	(1,151,656)	(2,409,812)	(2,136,026)

	$1,164,222	$(2,488,896)	$(2,266,326)

*The 2009 and 2008 amounts include an allocation of gain from certain Local Partnerships whose Properties were sold.  Because the Partnership’s investment balance in such Local Partnerships was zero at the date of sale, the Partnership recognized any cash received in connection with such sales as income when received and recognized the loss allocation from operations, which losses for the years ended December 31, 2009 and 2008 were $327,068 and $99,600, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2010 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2009	Investments (voluntary advances) during the year ended March 30, 2010	Partnership's equity in loss for the year ended March 30, 2010		Adjustment to carrying value during the year ended March 30, 2010	Cash distributions received during the year ended March 30, 2010 (3)	Investment in Local Partnership balance as of March 30, 2010
1989 Westview Arms Limited Partnership	$—	$—	$—	(2)	$—	$—	$—
Ann Ell Apartments Associates, Ltd.	—	200,458	(200,458	) (1)	—	—	—
Auburn Hills Apartments Limited Partnership	—	—	—	(2)	—	—	—
Auburn Hills Townhouses Limited Partnership	—	—	—	(2)	—	—	—
Batesville Family, L.P.	—	—	—	(2)	—	—	—
Browning Road Phase I, L.P.	—	—	—	(2)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(2)	—	—	—
Canton Partners, L.P.	—	—	—	(2)	—	—	—
Cityside Apartments, Phase II, L.P.	—	—	—	(2)	—	—	—
Cleveland Square, Ltd.	—	—	—	(2)	—	—	—
Corrigan Square, Ltd.	—	—	—	(2)	—	—	—
De Queen Villas Limited Partnership	—	—	—	(2)	—	—	—
Eagle View, Ltd.	—	—	—	(2)	—	—	—
Eudora Manor Limited Partnership	—	—	—	(2)	—	—	—
Harborside Housing Limited Partnership	—	—	—	(2)	—	—	—
Hill Com I Associates Limited Partnership	—	—	—	(2)	—	—	—
Hill Com II Associates Limited Partnership	—	—	—	(2)	—	—	—
Hughes Manor Limited Partnership	—	—	—	(2)	—	—	—
Ivy Family, L.P.	—	—	—	(2)	—	—	—
Lakeside Housing Limited Partnership	—	—	—	(2)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(2)	—	—	—
Lexington Estates Ltd.	—	—	—	(2)	—	—	—
Littleton Avenue Community Village, L.P.	—	—	—	(2)	—	—	—
Lula Courts Ltd., L.P.	—	—	—	(2)	—	—	—
Magee Elderly, L.P.	—	—	—	(2)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(2)	—	—	—
Nixa Heights Apartments, L.P.	—	—	—	(2)	—	—	—
North Hills Farms Limited Partnership	1,081,160	—	(126,610)		—	—	954,550
Patton Place Limited Partnership	—	—	—	(2)	—	—	—
Plantersville Family, L.P.	—	—	—	(2)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(2)	—	—	—
Queen Lane Investors	—	—	—	(2)	—	—	—
Renova Properties, L.P.	—	—	—	(2)	—	—	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(2)	—	—	—
Simpson County Family, L.P.	—	—	—	(2)	—	—	—
Summers Village Limited Partnership	—	—	—	(2)	—	—	—
Tchula Courts Apartments, L.P.	—	—	—	(2)	—	—	—
Trenton Heights Apartments, L.P.	—	—	—	(2)	—	—	—
Twin Pine Family, L.P.	—	—	—	(2)	—	—	—
Village Creek Limited Partnership	—	—	—	(2)	—	—	—
	$1,081,160	$200,458	$(327,068)		$—	$—	$954,550

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	The total excludes $29,714 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2009 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2008	Investments (voluntary advances) during the year ended March 30, 2009	Partnership's equity in loss for the year ended March 30, 2009		Adjustment to carrying value during the year ended March 30, 2009	Cash distributions received during the year ended March 30, 2009 (3)	Investment in Local Partnership balance as of March 30, 2009
1989 Westview Arms Limited Partnership	$—	$—	$—	(2)	$—	$—	$—
Ann Ell Apartments Associates, Ltd.	—	—	—	(2)	—	—	—
Auburn Hills Apartments Limited Partnership	—	—	—	(2)	—	—	—
Auburn Hills Townhouses Limited Partnership	—	—	—	(2)	—	—	—
Batesville Family, L.P.	—	—	—	(2)	—	—	—
Browning Road Phase I, L.P.	—	—	—	(2)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(2)	—	—	—
Canton Partners, L.P.	—	—	—	(2)	—	—	—
Cityside Apartments, Phase II, L.P.	—	—	—	(2)	—	—	—
Cleveland Square, Ltd.	—	—	—	(2)	—	—	—
Corrigan Square, Ltd.	—	—	—	(2)	—	—	—
De Queen Villas Limited Partnership	—	—	—	(2)	—	—	—
Eagle View, Ltd.	—	—	—	(2)	—	—	—
Eudora Manor Limited Partnership	—	—	—	(2)	—	—	—
Harborside Housing Limited Partnership	—	—	—	(2)	—	—	—
Hill Com I Associates Limited Partnership	—	—	—	(2)	—	—	—
Hill Com II Associates Limited Partnership	—	—	—	(2)	—	—	—
Hughes Manor Limited Partnership	—	—	—	(2)	—	—	—
Ivy Family, L.P.	—	—	—	(2)	—	—	—
Lakeside Housing Limited Partnership	—	—	—	(2)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(2)	—	—	—
Lexington Estates Ltd.	—	—	—	(2)	—	—	—
Littleton Avenue Community Village, L.P.	—	—	—	(2)	—	—	—
Lula Courts Ltd., L.P.	—	—	—	(2)	—	—	—
Magee Elderly, L.P.	—	—	—	(2)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(2)	—	—	—
Nixa Heights Apartments, L.P.	—	—	—	(2)	—	—	—
North Hills Farms Limited Partnership	1,180,760	—	(99,600)		—	—	1,081,160
Patton Place Limited Partnership	—	—	—	(2)	—	—	—
Plantersville Family, L.P.	—	—	—	(2)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(2)	—	—	—
Queen Lane Investors	—	—	—	(2)	—	—	—
Renova Properties, L.P.	—	—	—	(2)	—	—	—
Santa Juanita Limited Dividend Partnership L.P.	—	—	—	(2)	—	—	—
Simpson County Family, L.P.	—	—	—	(2)	—	—	—
Summers Village Limited Partnership	—	—	—	(2)	—	—	—
Tchula Courts Apartments, L.P.	—	—	—	(2)	—	—	—
The Pendleton	—	—	—	(2)	—	—	—
Trenton Heights Apartments, L.P.	—	—	—	(2)	—	—	—
Twin Pine Family, L.P.	—	—	—	(2)	—	—	—
Village Creek Limited Partnership	—	—	—	(2)	—	—	—
	$1,180,760	$—	$(99,600)		$—	$—	$1,081,160

(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	The total excludes $120,414 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2009 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$186,273	$20,275	$736,245	$(384,745)
Ann Ell Apartments Associates, Ltd.	1,650,482	199,645	2,838,576	(1,992,175)
Auburn Hills Apartments Limited Partnership	763,257	48,245	1,015,254	(515,775)
Auburn Hills Townhouses Limited Partnership	5,581,030	225,000	13,375,963	(9,778,129)
Batesville Family, L.P.	1,388,997	52,000	1,902,733	(1,039,102)
Browning Road Phase I, L.P.	744,989	43,000	1,204,303	(878,405)
Bruce Housing Associates, L.P.	1,058,397	16,000	1,668,814	(1,029,811)
Canton Partners, L.P.	1,401,341	35,000	1,956,608	(1,166,644)
Cityside Apartments, Phase II, L.P.	5,665,616	87,117	14,272,771	(10,059,360)
Cleveland Square, Ltd.	746,157	20,000	1,333,102	(954,426)
Corrigan Square, Ltd.	1,287,686	63,358	2,022,611	(1,443,761)
De Queen Villas Limited Partnership	1,264,241	37,000	1,819,500	(849,870)
Eagle View, Ltd.	363,055	35,000	503,694	(256,985)
Eudora Manor Limited Partnership	722,737	16,000	978,382	(498,392)
Harborside Housing Limited Partnership	—	—	—	—
Hill Com I Associates Limited Partnership	1,165,986	119,502	3,066,975	(1,883,700)
Hill Com II Associates Limited Partnership	938,031	112,110	2,440,713	(1,606,794)
Ivy Family, L.P.	722,550	11,000	1,239,462	(762,642)
Lakeside Housing Limited Partnership	5,973,795	50,000	11,938,171	(7,083,401)
Lawrence Road Properties, Ltd.	729,334	50,000	988,256	(536,499)
Lexington Estates Ltd.	676,435	30,750	919,090	(697,224)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,437,607	(5,253,064)
Lula Courts Ltd., L.P.	673,254	19,600	923,626	(692,690)
Magee Elderly, L.P.	569,580	30,000	789,911	(422,313)
Mirador del Toa Limited Partnership	1,799,524	105,000	2,393,997	(1,791,380)
North Hills Farms Limited Partnership	602,358	525,000	13,864,290	(10,421,661)
Patton Place Limited Partnership	603,209	56,015	1,802,750	(889,436)
Plantersville Family, L.P.	567,754	12,000	827,394	(560,483)
Purvis Heights Properties, L.P.	1,103,621	47,000	1,616,972	(793,650)
Queen Lane Investors	1,955,583	60,301	2,841,369	(1,729,552)
Renova Properties, L.P.	613,258	22,700	902,051	(572,932)
Santa Juanita Limited Dividend Partnership L.P.	1,364,786	228,718	2,494,614	(1,795,971)
Simpson County Family, L.P.	785,137	24,700	1,135,880	(728,011)
Summers Village Limited Partnership	777,453	71,000	969,818	(491,110)
Tchula Courts Apartments, L.P.	703,484	10,000	977,707	(773,870)
Trenton Heights Apartments, L.P.	421,088	29,200	812,015	(378,919)
Twin Pine Family, L.P.	555,455	7,000	957,645	(596,676)
Village Creek Limited Partnership	1,166,411	37,950	1,471,698	(787,654)
	$51,595,424	$3,069,517	$108,440,567	$(72,097,212)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2008 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$226,977	$20,275	$736,245	$(367,169)
Ann Ell Apartments Associates, Ltd.	1,721,006	199,645	2,838,576	(1,889,244)
Auburn Hills Apartments Limited Partnership	768,055	48,245	1,015,254	(491,089)
Auburn Hills Townhouses Limited Partnership	5,731,567	225,000	13,242,924	(9,264,238)
Batesville Family, L.P.	1,396,285	52,000	1,892,764	(989,635)
Browning Road Phase I, L.P.	759,581	43,000	1,187,140	(822,903)
Bruce Housing Associates, L.P.	1,064,826	16,000	1,643,636	(972,130)
Canton Partners, L.P.	1,408,754	35,000	1,939,341	(1,120,130)
Cityside Apartments, Phase II, L.P.	5,934,130	87,117	14,245,807	(9,541,293)
Cleveland Square, Ltd.	759,311	20,000	1,311,085	(894,708)
Corrigan Square, Ltd.	1,309,835	63,358	2,013,700	(1,358,871)
De Queen Villas Limited Partnership	1,279,366	37,000	1,798,017	(802,188)
Eagle View, Ltd.	369,851	35,000	503,694	(244,401)
Eudora Manor Limited Partnership	726,844	16,000	967,206	(471,063)
Harborside Housing Limited Partnership	2,106,285	39,400	6,791,590	(3,729,716)
Hill Com I Associates Limited Partnership	1,165,986	119,502	3,001,403	(1,735,524)
Hill Com II Associates Limited Partnership	938,031	112,110	2,411,476	(1,508,205)
Hughes Manor Limited Partnership	1,075,644	16,007	1,422,747	(687,680)
Ivy Family, L.P.	731,946	11,000	1,238,287	(718,876)
Lakeside Housing Limited Partnership	6,229,526	50,000	11,938,171	(6,792,283)
Lawrence Road Properties, Ltd.	733,946	50,000	982,221	(510,645)
Lexington Estates Ltd.	680,940	30,750	916,644	(660,964)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,437,607	(4,974,760)
Lula Courts Ltd., L.P.	677,212	19,600	922,673	(658,127)
Magee Elderly, L.P.	572,916	30,000	788,113	(401,724)
Mirador del Toa Limited Partnership	1,811,472	105,000	2,393,997	(1,687,038)
Nixa Heights Apartments, L.P.	966,495	31,500	1,441,157	(662,255)
North Hills Farms Limited Partnership	963,478	525,000	13,719,447	(9,956,652)
Patton Place Limited Partnership	640,227	56,015	1,797,667	(843,398)
Plantersville Family, L.P.	571,780	12,000	824,611	(532,059)
Purvis Heights Properties, L.P.	1,110,322	47,000	1,602,756	(757,323)
Queen Lane Investors	1,884,424	60,301	2,841,369	(1,729,552)
Renova Properties, L.P.	616,613	22,700	902,051	(548,345)
Santa Juanita Limited Dividend Partnership L.P.	1,420,421	228,718	2,490,949	(1,693,825)
Simpson County Family, L.P.	788,960	24,700	1,135,880	(689,723)
Summers Village Limited Partnership	781,972	71,000	969,818	(467,718)
Tchula Courts Apartments, L.P.	708,373	10,000	974,418	(739,736)
Trenton Heights Apartments, L.P.	423,804	29,200	780,070	(349,636)
Twin Pine Family, L.P.	562,635	7,000	947,265	(560,751)
Village Creek Limited Partnership	1,173,292	37,950	1,471,698	(751,169)
	$57,096,168	$3,156,424	$117,479,474	$(73,576,746)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The summary of property activity during the year ended December 31, 2009 is as follows:

	Balance as of December 31, 2008	Net change during the year ended December 31, 2009	Balance as of December 31, 2009

Land	$3,156,424	$(86,907)	$3,069,517
Buildings and improvements	117,479,474	(9,038,907)	108,440,567
	120,635,898	(9,125,814)	111,510,084
Accumulated depreciation	(73,576,746)	(1,479,534)	(72,097,212)
	$47,059,152	$(7,646,280)	$39,412,872

The Partnership’s investment in North Hills Farms represents more than 20% of the Partnership’s total assets as of March 30, 2010 and 2009.  The following financial information represents certain balance sheet and operating statement data of North Hills Farms as of and for the years ended December 31, 2009 and 2008:

	2009	2008

Total assets	$5,139,897	$4,988,241

Total liabilities	$4,122,772	$1,755,995

Revenue	$2,918,985	$2,612,541

Net income (loss)	$(127,889)	$(100,606)

7.	Transactions with General Partner and Affiliates

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership.  The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties (the "Invested Assets").  The Partnership incurred a Management Fee of $137,487, $152,785 and $156,249 for the years ended March 30, 2010, 2009 and 2008, respectively.  The annual Additional Management Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Management Fee of $58,923, $65,479 and $66,964 for the years ended March 30, 2010, 2009 and 2008, respectively.  Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations.  Unpaid Management Fees and Additional Management fees in the cumulative amount of $331,168 and $529,423 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2010 and 2009, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement.  MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000.  The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement.  Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership.  The annual Administration Fee is equal to .14% of Invested Assets.  The Partnership incurred an Administration Fee of $137,487, $152,785 and $156,249 for the years ended March 30, 2010, 2009 and 2008, respectively.  The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets.  The Partnership incurred an Additional Administration Fee of $58,923, $65,479 and $66,964 for the years ended March 30, 2010, 2009 and 2008, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $344,665 are included in accounts payable and accrued expenses in the accompanying balance sheet as of March 30, 2009; such amount was paid during the year ended March 30, 2010.  Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $599,339 and $434,033 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2010 and 2009, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

7.	Transactions with General Partner and Affiliates (Continued)

The amount reflected above as due to MLFA as of March 30, 2009 and certain amounts due to the General Partner and affiliates as of March 30, 2009 were payable pursuant to the terms of an agreement between the Partnership, the General Partner and MLFA (the “Deferred Fee Agreement”).  Such amounts were payable to the extent proceeds from the sales of limited partner interests/local partnership properties became available, as described in the Deferred Fee Agreement.  Such terms were met during the year ended March 30, 2010.

For the years ended December 31, 2009, 2008 and 2007, Ann Ell and Cityside paid and/or incurred the following amounts to affiliates of the General Partner in connection with services provided to such Local Partnerships:

	2009		2008		2007
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$89,389	$99,840	$104,528	$102,265	$102,114	$101,641

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

8.	Taxable Loss

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2010, 2009 and 2008 to the tax return income (loss) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2010	2009	2008

Financial statement net income (loss) for the years ended March 30, 2010, 2009 and 2008	$2,796,971	$(554,944)	$(729,875)

Add (less) net transactions occurring between
January 1, 2007 to March 30, 2007	—	—	(104,750)
January 1, 2008 to March 30, 2008	—	(173,509)	173,509
January 1, 2009 to March 30, 2009	(168,260)	168,260	—
January 1, 2010 to March 30, 2010	(268,093)	—	—

Adjusted financial statement net income (loss) for the years ended December 31, 2009, 2008 and 2007	2,360,618	(560,193)	(661,116)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	(433,916)	407,922	(3,000)

Differences arising from gain on disposal of limited partner interests/local partnership properties	1,673,027	702,136	155,051

Differences arising from equity in loss of investment in local partnerships	(1,737,104)	(2,929,137)	(2,057,638)

Nondeductible flow through expenses	83	43	—

Other income from local partnerships	(37,407)	(112,721)	(89,600)

Other differences	(543)	7,920	—

Tax return income (loss) for the years ended December 31, 2009, 2008 and 2007	$1,824,758	$(2,484,030)	$(2,656,303)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2009 and 2008 are as follows:

	2009	2008

Investment in local partnerships - financial reporting	$954,550	$1,081,160
Investment in local partnerships - tax	(17,782,621)	(17,400,519)

	$18,737,171	$18,481,679

Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administration fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Investment in Mutual Fund

The investment in mutual fund is carried at estimated fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2010.

Item 9A(T).	Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Richard Paul Richman, age 62, is the sole Director of Richman Tax Credits.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., the director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., the director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and the director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 49, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 49, is a Vice President and the Treasurer of Richman Tax Credits.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 54, is the Secretary of Richman Tax Credits and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 48, is the Assistant Treasurer of Richman Tax Credits and is the Assistant Treasurer of Richman Group.  Mr. Krafnick has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the Nasdaq Stock Market independence standards; however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

Item 10.	Directors, Executive Officers and Corporate Governance (Continued).

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

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax Credits and did not pay any such compensation during the year ended March 30, 2010 or during the prior two fiscal years.  During the year ended March 30, 2010 and during the prior two fiscal years, Richman Tax Credits did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Tax Credits receive compensation from certain affiliates of Richman Tax Credits for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Note 7 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.

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

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 5,282 Units, representing approximately 9.5% of all such Units.  As of approximately June 15, 2010, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax Credits nor the director or any officer of Richman Tax Credits own any Units.  Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Note 7 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” herein.  Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2011.

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

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2010 and 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence (Continued).

Corporate Governance

As discussed elsewhere in this annual report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under Nasdaq Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as officers of Richman Tax Credits.  Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under Nasdaq rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.  Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.	Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2010 and 2009:

	2010	2009

Audit Fees	$47,250	$52,500
Audit-Related Fees	—	—
Tax Fees	$15,750	$17,500
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2010 and 2009.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2010 and 2009 principal accountant fees and services.

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

(3)	Exhibits

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 16, 1989 (File No. 33-25337)

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report for the period ended June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report for the period ended June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report for the period ended December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report for the period ended September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report for the period ended December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report for the period ended September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report for the period ended September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report for the period ended December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report for the period ended September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report for the period ended December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report for the period ended June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report for the period ended June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report for the year ended March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report for the year ended March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report for the period ended December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report for the period ended September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report for the year ended March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report for the year ended March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report for the year ended March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report for the period ended December 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report for the period ended September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report for the period ended September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report for the period ended June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report for the year ended March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report for the period ended June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report for the year ended March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report for the period ended December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report for the period ended December 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report for the year ended March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report for the period ended June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

Incorporated by
	Exhibit	Reference to

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report for the period ended September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report for the period ended December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report for the period ended December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report for the period ended December 30, 1993
(File No. 0-18405)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

Incorporated by
	Exhibit	Reference to

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 14 through 33 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.2	Pages 47 through 70 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.3	Pages 86 through 88 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.4	Supplement No. 1 dated July 25, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.5	Supplement No. 2 dated September 18, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.6	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.7	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.8	Independent Auditor’s Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors’ Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.11	Independent Auditor’s Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.12	Independent Auditors’ Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.13	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

Incorporated by
	Exhibit	Reference to

99.14	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

99.15	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.16	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.17	Audited Financial Statements of Patton Place Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.18	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-18405)

99.19	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

*Filed herewith.

(b)	Exhibits

See (a)(3) above.

(c)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	By:	Richman Tax Credits Inc.,
general partner

Dated: June 28, 2010	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 28, 2010	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 28, 2010
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 28, 2010
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 28, 2010
(Richard Paul Richman)	General Partner