Form 10-Q
period 2010-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2010-07-29
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2010

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

Yes ☐  No ☒

As of July 29, 2010, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
 (UNAUDITED)

	June 29,	March 30,
	2010	2010

ASSETS

Cash and cash equivalents	$425,864	$292,804
Due from local partnership		401,940
Investment in mutual fund	2,866,982	2,866,056
Investment in bond	97,370
Interest receivable	2,317
Prepaid expenses	2,357
Investment in local partnerships	832,863	954,550

	$4,227,753	$4,515,350

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$26,233	$93,332
Payable to general partner and affiliates	1,026,103	930,507

	1,052,336	1,023,839

Commitments and contingencies

Partners' equity (deficit)

General partner	(460,944)	(457,856)
Limited partners (55,746 units of limited partnership interest outstanding)	3,643,705	3,949,367
Accumulated other comprehensive loss	(7,344)

	3,175,417	3,491,511

	$4,227,753	$4,515,350

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE

Interest	$7,472	$197
Other income from local partnerships	82,020	12,914

TOTAL REVENUE	89,492	13,111

EXPENSES

Administration fees	49,080	55,196
Management fees	49,080	55,196
Professional fees	22,506	25,803
State of New Jersey filing fee	17,791	17,550
Printing, postage and other	6,614	3,690

TOTAL EXPENSES	145,071	157,435

	(55,579)	(144,324)

Equity in loss of investment in local partnerships	(121,687)	(186,902)

NET LOSS	(177,266)	(331,226)

Other comprehensive loss	(7,344)

COMPREHENSIVE LOSS	$(184,610)	$(331,226)

NET LOSS ATTRIBUTABLE TO

General partner	$(1,773)	$(3,312)
Limited partners	(175,493)	(327,914)

	$(177,266)	$(331,226)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)	$(3.15)	$(5.88)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,110	$197
Cash paid for
Administration fees	(2,564)	(9,940)
Professional fees	(68,803)	(77,884)
State of New Jersey filing fee	(37,954)	(40,617)
Printing, postage and other expenses	(9,610)	(9,464)

Net cash used in operating activities	(111,821)	(137,708)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	82,020	12,914
Investments in mutual fund	(6,655)
Investment in bond	(100,940)
Voluntary advances to local partnerships		(39,000)
Proceeds in connection with disposal of limited partner interests/local partnership properties	401,940

Net cash provided by (used in) investing activities	376,365	(26,086)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(131,484)

Net cash used in financing activities	(131,484)

Net increase (decrease) in cash and cash equivalents	133,060	(163,794)

Cash and cash equivalents at beginning of period	292,804	1,008,523

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$425,864	$844,729

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized loss on investment in mutual fund	$5,729

Unrealized loss on investment in bond	$1,615

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(177,266)	$(331,226)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	121,687	186,902
Other income from local partnerships	(82,020)	(12,914)
Amortization of premium on investment in bond	205
Increase in interest receivable	(567)
Increase in prepaid expenses	(2,357)	(17,550)
Increase in payable to general partner and affiliates	95,596	100,452
Decrease in accounts payable and accrued expenses	(67,099)	(63,372)

NET CASH USED IN OPERATING ACTIVITIES	$(111,821)	$(137,708)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended June 29, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,460,126, which amount includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of June 29, 2010, the Partnership holds a Local Partnership Interest in thirty-seven Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the three months ended June 29, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$954,550

Equity in loss of investment in local partnerships	(121,687	)*

Distributions received from local partnerships	(82,020)

Distributions classified as other income	82,020

Investment in local partnerships as of June 29, 2010	$832,863

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

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property, in connection with which the Partnership received $3,215,499 at the date of sale.  Of the $401,940 reflected as due from local partnership in the accompanying unaudited balance sheet as of March 30, 2010, the Partnership received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of the Partnership’s partners.  Such amount is included in distributions to partners in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.  There may be additional proceeds after further resolution of Harborside’s accounts.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to the Purchase and Sale Contract (the “Harborside Contract”) to protect against potential obligations of Harborside to the buyer.  In accordance with the Harborside Contract, any remaining balance in such escrow will be distributed to the Partnership one year after the date of sale.  Any additional proceeds received by the Partnership will be recognized as income when received.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

During the year ended December 31, 2009, Lakeside Housing Limited Partnership (“Lakeside”) generated taxable income to the Partnership, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of the Partnership’s partners.  Such amount is included in other income from local partnerships and distributions to partners in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.  The Partnership’s investment balance in Lakeside, after cumulative equity losses, became zero during the year ended March 30, 2002.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,025,000 as of July 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $19,000 as of June 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of July 2010 total approximately $8,373,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has issued a notice of default on its mortgage and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $163,000 as of June 2010, which includes accrued interest of approximately $18,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $125,000 to such third parties.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Partnership’s equity in loss of its investment in North Hills Farms Limited Partnership (“North Hills Farms”) of $121,687 represents more than 20% of the Partnership’s net loss for the three months ended June 29, 2010.  The following financial information represents certain unaudited operating statement data of North Hills Farms for the three months ended March 31, 2010:

Revenue	$741,551

Net loss	$(122,916)

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $9.98 per share as of June 29, 2010.  The unrealized loss of $5,729 is included as a component of accumulated other comprehensive loss in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of June 29, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized loss of $1,615 is included as a component of accumulated other comprehensive loss in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2010
(UNAUDITED)

4.	Investment in Bond (Continued)

As of June 29, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
After ten years	$98,985	$—	$(1,615)	$97,370

5.      Additional Information

Additional information, including the audited March 30, 2010 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2010 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2010, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2010.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the three months ended June 29, 2010, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of the Property owned by Harborside Housing Limited Partnership (“Harborside”) (see discussion below under Local Partnership Matters) and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond increased, in the aggregate, by approximately $231,000 during the three months ended June 29, 2010 (which includes unrealized losses on investment in mutual fund and investment in bond in the aggregate of approximately $7,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the three months ended June 29, 2010, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the three months ended March 31, 2010 of $121,687.  Payable to general partner and affiliates represents deferred administration and management fees in the accompanying unaudited balance sheet as of June 29, 2010.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

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

Registrant’s operations for the three months ended June 29, 2010 and 2009 resulted in net losses of $177,266 and $331,226, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to (i) a decrease in equity in loss of investment in local partnerships of approximately $65,000, which decrease is attributable to a decrease in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance and voluntary advances made to a Local Partnership that were written off as additional equity in loss of investment in local partnerships in fiscal 2009 and (ii) an increase in interest revenue and other income from local partnerships in the aggregate amount of approximately $76,000.  Other comprehensive loss for the three months ended June 29, 2010 resulted from net unrealized losses on investment in mutual fund and investment in bond of $5,729 and $1,615, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of June 29, 2010, Registrant owns thirty-seven of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments that are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest").  Registrant has no legal obligation to fund any operating deficits of the Local Partnerships.

In November 2009, Harborside sold its underlying Property, in connection with which the Partnership received $3,215,499 at the date of sale.  Of the $401,940 reflected as due from local partnership in the accompanying unaudited balance sheet as of March 30, 2010, the Partnership received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of Registrant’s partners.  Such amount is included in distributions to partners in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.  There may be additional proceeds after further resolution of Harborside’s accounts.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to the Purchase and Sale Contract (the “Harborside Contract”) to protect against potential obligations of Harborside to the buyer.  In accordance with the Harborside Contract, any remaining balance in such escrow will be distributed to Registrant one year after the date of sale.  Any additional proceeds received by Registrant will be recognized as income when received.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the year ended December 31, 2009, Lakeside Housing Limited Partnership (“Lakeside”) generated taxable income to Registrant, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of Registrant’s partners.  Such amount is included in other income from local partnerships and distributions to partners in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.  Registrant’s investment balance in Lakeside, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,025,000 as of July 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $19,000 as of June 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of July 2010 total approximately $8,373,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has issued a notice of default on its mortgage and that negotiations are ongoing in an effort to refinance the mortgages.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $163,000 as of June 2010, which includes accrued interest of approximately $18,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $125,000 to such third parties.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

Critical Accounting Policies and Estimates

The accompanying unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying unaudited financial statements.

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

The market value of Registrant’s investment in bond is subject to fluctuation based upon changes in interest rates relative to the investment’s maturity date and the associated bond rating.  Since Registrant’s investment in bond is callable in 2013, the value of such investment may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate the investment prior to its call date.  Although Registrant may utilize the investment to pay for its operating expenses and/or for certain Local Partnership matters, it otherwise intends to hold such investment to its call date.  Therefore, Registrant does not anticipate any material adverse impact in connection with such investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2010.

Item 4T.     Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage defaults of certain Local Partnerships.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	by:	Richman Tax Credits Inc.,
general partner

Dated: July 29, 2010	/s/David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: July 29, 2010	/s/James Hussey
	by:	James Hussey
Chief Financial Officer

Dated: July 29, 2010	/s/Richard Paul Richman
	by:	Richard Paul Richman
Director