Form 10-Q
period 2010-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2010-11-03
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2010

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

Yes ☐  No ☒

As of November 3, 2010, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Table of Contents

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
 (UNAUDITED)

	September 29,	March 30,
	2010	2010

ASSETS

Cash and cash equivalents	$404,581	$292,804
Due from local partnership		401,940
Investment in mutual fund	2,902,542	2,866,056
Investment in bond	100,100
Interest receivable	99
Investment in local partnerships	716,451	954,550

	$4,123,773	$4,515,350

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$44,873	$93,332
Payable to general partner and affiliates	1,117,854	930,507

	1,162,727	1,023,839

Commitments and contingencies

Partners' equity (deficit)

General partner	(463,380)	(457,856)
Limited partners (55,746 units of limited partnership interest outstanding)	3,402,546	3,949,367
Accumulated other comprehensive income	21,880

	2,961,046	3,491,511

	$4,123,773	$4,515,350

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	September 29, 2010	September 29, 2010	September 29, 2009	September 29, 2009

REVENUE

Interest	$11,768	$19,240	$756	$953
Other income from local partnerships	2,500	84,520	7,200	20,114

TOTAL REVENUE	14,268	103,760	7,956	21,067

EXPENSES

Administration fees	49,078	98,158	53,286	108,482
Management fees	49,078	98,158	53,286	108,482
Professional fees	17,131	39,637	19,341	45,144
State of New Jersey filing fee	17,792	35,583	17,549	35,099
Printing, postage and other	8,372	14,986	4,607	8,297

TOTAL EXPENSES	141,451	286,522	148,069	305,504

	(127,183)	(182,762)	(140,113)	(284,437)

Equity in income (loss) of investment in local partnerships	(116,412)	(238,099)	35,899	(151,003)

Loss prior to gain on sale of limited partner interests/local partnership properties	(243,595)	(420,861)	(104,214)	(435,440)

Gain on sale of limited partner interests/local partnership properties			10,000	10,000

NET LOSS	(243,595)	(420,861)	(94,214)	(425,440)

Other comprehensive income	29,224	21,880

COMPREHENSIVE LOSS	$(214,371)	$(398,981)	$(94,214)	$(425,440)

NET LOSS ATTRIBUTABLE TO

General partner	$(2,436)	$(4,209)	$(942)	$(4,254)
Limited partners	(241,159)	(416,652)	(93,272)	(421,186)

	$(243,595)	$(420,861)	$(94,214)	$(425,440)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)	$(4.32)	$(7.47)	$(1.68)	$(7.56)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$21,710	$953
Cash paid for
Administration fees	(8,969)	(17,395)
Management fees		(50,000)
Professional fees	(77,803)	(90,582)
State of New Jersey filing fee	(37,954)	(40,616)
Printing, postage and other expenses	(22,908)	(11,609)

Net cash used in operating activities	(125,924)	(209,249)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	84,520	20,114
Investments in mutual fund	(16,335)
Investment in bond	(100,940)
Voluntary advances to local partnerships		(66,000)
Proceeds in connection with sale of limited partner interests/local partnership properties	401,940	10,000

Net cash provided by (used in) investing activities	369,185	(35,886)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(131,484)

Net cash used in financing activities	(131,484)

Net increase (decrease) in cash and cash equivalents	111,777	(245,135)

Cash and cash equivalents at beginning of period	292,804	1,008,523

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$404,581	$763,388

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in mutual fund	$20,151

Unrealized gain on investment in bond	$1,729

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(420,861)	$(425,440)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	238,099	151,003
Other income from local partnerships	(84,520)	(20,114)
Gain on sale of limited partner interests/local partnership properties		(10,000)
Amortization of premium on investment in bond	819
Decrease in interest receivable	1,651
Increase in payable to general partner and affiliates	187,347	149,569
Decrease in accounts payable and accrued expenses	(48,459)	(54,267)

NET CASH USED IN OPERATING ACTIVITIES	$(125,924)	$(209,249)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Partnership II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,460,126, which amount includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of September 29, 2010, the Partnership holds a Local Partnership Interest in thirty-seven Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the six months ended September 29, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$954,550

Equity in loss of investment in local partnerships	(238,099	)*

Distributions received from local partnerships	(84,520)

Distributions classified as other income	84,520

Investment in local partnerships as of September 29, 2010	$716,451

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

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property, in connection with which the Partnership received $3,215,499 at the date of sale.  Of the $401,940 reflected as due from local partnership in the accompanying unaudited balance sheet as of March 30, 2010, the Partnership received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of the Partnership’s partners.  Such amount is included in distributions to partners in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.  There may be additional proceeds after further resolution of Harborside’s accounts.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to the Purchase and Sale Contract (the “Harborside Contract”) to protect against potential obligations of Harborside to the buyer.  In accordance with the Harborside Contract, any remaining balance in such escrow will be distributed to the Partnership one year after the date of sale.  Any additional proceeds received by the Partnership will be recognized as income when received.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

During the year ended December 31, 2009, Lakeside Housing Limited Partnership (“Lakeside”) generated taxable income to the Partnership, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of the Partnership’s partners.  Such amount is included in other income from local partnerships and distributions to partners in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.  The Partnership’s investment balance in Lakeside, after cumulative equity losses, became zero during the year ended March 30, 2002.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,055,000 as of October 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $20,000 as of October 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of October 2010 total approximately $8,424,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $188,000 as of September 2010, which includes accrued interest of approximately $18,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $106,000 to such third parties.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Partnership’s equity in loss of its investment in North Hills Farms Limited Partnership (“North Hills Farms”) of $238,099 represents more than 20% of the Partnership’s net loss for the six months ended September 29, 2010.  The following financial information represents certain unaudited operating statement data of North Hills Farms for the six months ended June 30, 2010:

Revenue	$1,481,812

Net loss	$(240,504)

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $10.07 per share as of September 29, 2010.  The unrealized gain of $20,151 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of September 29, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized gain of $1,729 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2010
(UNAUDITED)

4.	Investment in Bond (Continued)

As of September 29, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
After ten years	$98,371	$1,729	$—	$100,100

5.	Additional Information

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2010, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2010.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2010, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of the Property owned by Harborside Housing Limited Partnership (“Harborside”) (see discussion below under Local Partnership Matters) and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond increased, in the aggregate, by approximately $248,000 during the six months ended September 29, 2010 (which includes unrealized gains on investment in mutual fund and investment in bond in the aggregate of approximately $22,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the six months ended September 29, 2010, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the six months ended June 30, 2010 of $238,099.  Payable to general partner and affiliates represents deferred administration and management fees in the accompanying unaudited balance sheet as of September 29, 2010.

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

Registrant’s operations for the three months ended September 29, 2010 and 2009 resulted in net losses of $243,595 and $94,214, respectively.  The increase in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $152,000, which increase is attributable to an increase in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance, partially offset by a decrease in voluntary advances made to a Local Partnership that were written off as additional equity in loss of investment in local partnerships in fiscal 2009.  Other comprehensive income for the three months ended September 29, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $25,880 and $3,344, respectively.

Although Registrant’s operations for the six months ended September 29, 2010 and 2009 have not varied significantly, as reflected by the net losses of $420,861 and $425,440, respectively, there were some significant changes in the operating details.  Equity in loss of investment in local partnerships increased by approximately $87,000, which increase is attributable to an increase in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance, partially offset by a decrease in voluntary advances made to a Local Partnership that were written off as additional equity in loss of investment in local partnerships in fiscal 2009.  Interest revenue and other income from local partnerships increased, in the aggregate, by approximately $83,000.  Other comprehensive income for the six months ended September 29, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $20,151 and $1,729, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of September 29, 2010, Registrant owns thirty-seven of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In November 2009, Harborside sold its underlying Property, in connection with which Registrant received $3,215,499 at the date of sale.  Of the $401,940 reflected as due from local partnership in the accompanying unaudited balance sheet as of March 30, 2010, Registrant received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of Registrant’s partners.  Such amount is included in distributions to partners in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.  There may be additional proceeds after further resolution of Harborside’s accounts.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to the Purchase and Sale Contract (the “Harborside Contract”) to protect against potential obligations of Harborside to the buyer.  In accordance with the Harborside Contract, any remaining balance in such escrow will be distributed to Registrant one year after the date of sale.  Any additional proceeds received by Registrant will be recognized as income when received.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the year ended December 31, 2009, Lakeside Housing Limited Partnership (“Lakeside”) generated taxable income to Registrant, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of Registrant’s partners.  Such amount is included in other income from local partnerships and distributions to partners in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.  Registrant’s investment balance in Lakeside, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,055,000 as of October 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $20,000 as of October 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of October 2010 total approximately $8,424,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $188,000 as of September 2010, which includes accrued interest of approximately $18,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $106,000 to such third parties.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2010.

Item 4T.     Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	by:	Richman Tax Credits Inc.,
general partner

Dated: November 3, 2010	/s/David Salzman
	by:	David Salzman
Chief Executive Officer

Dated: November 3, 2010	/s/James Hussey
	by:	James Hussey
Chief Financial Officer

Dated: November 3, 2010	/s/Richard Paul Richman
	by:	Richard Paul Richman
Director