Form 10-Q
period 2010-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2011-02-11
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2010

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

Yes ☐  No ☒

As of February 11, 2011, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Table of Contents

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
 (UNAUDITED)

	December 30,	March 30,
	2010	2010

ASSETS

Cash and cash equivalents	$370,170	$292,804
Due from local partnership		401,940
Investment in mutual fund	3,060,654	2,866,056
Investment in bond	101,238
Interest receivable	2,341
Investment in local partnerships	718,536	954,550

	$4,252,939	$4,515,350

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$55,024	$93,332
Payable to general partner and affiliates	127,323	930,507

	182,347	1,023,839

Commitments and contingencies

Partners' equity (deficit)

General partner	(452,275)	(457,856)
Limited partners (55,746 units of limited partnership interest outstanding)	4,501,872	3,949,367
Accumulated other comprehensive income	20,995

	4,070,592	3,491,511

	$4,252,939	$4,515,350

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	December 30, 2010	December 30, 2010	December 30, 2009	December 30, 2009

REVENUE

Interest	$12,934	$32,174	$915	$1,868
Other income from local partnerships		84,520	9,600	29,714

TOTAL REVENUE	12,934	116,694	10,515	31,582

EXPENSES

Administration fees	89,507	187,665	38,849	147,331
Management fees	89,507	187,665	38,849	147,331
Professional fees	16,555	56,192	29,928	75,072
State of New Jersey filing fee	(7,948)	27,635	17,549	52,648
Printing, postage and other	8,515	23,501	7,306	15,603

TOTAL EXPENSES	196,136	482,658	132,481	437,985

	(183,202)	(365,964)	(121,966)	(406,403)

Equity in income (loss) of investment in local partnerships	2,085	(236,014)	120,940	(30,063)

Loss prior to gain on sale of limited partner interests/local partnership properties	(181,117)	(601,978)	(1,026)	(436,466)

Gain on sale of limited partner interests/local partnership properties	1,291,548	1,291,548	3,252,349	3,262,349

NET INCOME	1,110,431	689,570	3,251,323	2,825,883

Other comprehensive income (loss), net	(885)	20,995

COMPREHENSIVE INCOME	$1,109,546	$710,565	$3,251,323	$2,825,883

NET INCOME ATTRIBUTABLE TO

General partner	$11,105	$6,896	$32,513	$28,259
Limited partners	1,099,326	682,674	3,218,810	2,797,624

	$1,110,431	$689,570	$3,251,323	$2,825,883

NET INCOME per unit of limited partnership interest (55,746 units of limited partnership interest)	$19.72	$12.25	$57.75	$50.19

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$33,016	$1,868
Cash paid for
Administration fees	(722,699)	(372,000)
Management fees	(455,815)	(394,665)
Professional fees	(81,219)	(94,893)
State of New Jersey filing fee	(37,954)	(40,616)
Printing, postage and other expenses	(26,463)	(19,773)

Net cash used in operating activities	(1,291,134)	(920,079)

CASH FLOWS FROM INVESTING ACTIVITIES

Distributions received from local partnerships	84,520	20,114
Investments in mutual fund	(277,283)
Redemptions from mutual fund	100,199
Investment in bond	(100,940)
Voluntary advances to local partnerships		(106,500)
Proceeds in connection with sale of limited partner interests/local partnership properties	1,693,488	3,225,499

Net cash provided by investing activities	1,499,984	3,139,113

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(131,484)

Net cash used in financing activities	(131,484)

Net increase in cash and cash equivalents	77,366	2,219,034

Cash and cash equivalents at beginning of period	292,804	1,008,523

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$370,170	$3,227,557

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in mutual fund	$17,514

Unrealized gain on investment in bond	$3,481

Increase in due from local partnership classified as gain on sale of limited
partner interests/local partnership properties		$36,850

Increase in due from local partnership classified as other income from
local partnerships		$9,600

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$689,570	$2,825,883

Adjustments to reconcile net income to net cash used in operating activities

Equity in loss of investment in local partnerships	236,014	30,063
Other income from local partnerships	(84,520)	(29,714)
Gain on sale of limited partner interests/local partnership properties	(1,291,548)	(3,262,349)
Amortization of premium on investment in bond	1,433
Interest purchased at date of investment in bond	1,750
Increase in interest receivable	(2,341)
Decrease in payable to general partner and affiliates	(803,184)	(127,338)
Decrease in accounts payable and accrued expenses	(38,308)	(356,624)

NET CASH USED IN OPERATING ACTIVITIES	$(1,291,134)	$(920,079)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Partnership II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,460,126, which amount includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of December 30, 2010, the Partnership holds a Local Partnership Interest in thirty-six Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$954,550

Equity in loss of investment in local partnerships	(236,014	)*

Distributions received from local partnerships	(84,520)

Distributions classified as other income	84,520

Investment in local partnerships as of December 30, 2010	$718,536

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

In November 2010, Auburn Hills Townhouses Limited Partnership (“Auburn Hills”) sold its underlying Property to an affiliate of the Local General Partner of Auburn Hills, in connection with which the Partnership received $986,622; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  There may be additional proceeds after further resolution of Auburn Hills’ accounts.  The Partnership’s investment balance in Auburn Hills, after cumulative equity losses, became zero during the year ended March 30, 2005.

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property, in connection with which the Partnership received $3,215,499 at the date of sale.  Of the $401,940 reflected as due from local partnership in the accompanying unaudited balance sheet as of March 30, 2010, the Partnership received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of the Partnership’s partners.  Such amount is included in distributions to partners in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to Harborside’s Purchase and Sale Contract to protect against potential obligations of Harborside to the buyer.  Such escrow was released to the Partnership and is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  There may be additional proceeds after further resolution of Harborside’s accounts.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2010, Ann Ell Apartments Associates, Ltd. (“Ann Ell”) sold its underlying Property; the Partnership received no proceeds in connection with the sale.  However, upon final resolution of Ann Ell’s accounts, the Partnership received $4,926; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994.

During the year ended December 31, 2009, Lakeside Housing Limited Partnership (“Lakeside”) generated taxable income to the Partnership, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of the Partnership’s partners.  Such amount is included in other income from local partnerships and distributions to partners in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.  The Partnership’s investment balance in Lakeside, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the voucher contract in connection with the Property that provided rent subsidies to tenants under Section 8 of Title II of the Housing and Community Development Act of 1974.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,086,000 as of January 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $22,000 as of January 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of January 2011 total approximately $8,475,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $188,000 as of September 2010, which includes accrued interest of approximately $18,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $106,000 to such third parties.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Partnership’s equity in loss of its investment in North Hills Farms Limited Partnership (“North Hills Farms”) of $236,014 represents more than 20% of the Partnership’s net income for the nine months ended December 30, 2010.  The following financial information represents certain unaudited operating statement data of North Hills Farms for the nine months ended September 30, 2010:

Revenue	$2,225,732

Net loss	$(238,398)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2010
(UNAUDITED)

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $10.06 per share as of December 30, 2010.  The unrealized gain of $17,514 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of December 30, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized gain of $3,481 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.

As of December 30, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,757	$3,481	$—	$101,238

5.	Additional Information

Additional information, including the audited March 30, 2010 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2010 on file with the Securities and Exchange Commission.  As the result of a correction to the calculation of the administration fees and management fees under the terms of the Partnership’s partnership agreement, such fees were under accrued in the cumulative amount of approximately $84,000 as of March 30, 2010.  Such amount is included in the accompanying statements of operations for the three and nine month periods ended December 30, 2010.  This correction had no impact on cash flow for any period presented herein this Form 10-Q and the General Partner has determined the adjustment to be qualitatively immaterial.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2010, American Tax Credit Properties II L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2010 primarily as a result of proceeds received in connection with the sale of the properties owned by Auburn Hills Townhouses Limited Partnership (“Auburn Hills”), Harborside Housing Limited Partnership (“Harborside”) and Ann Ell Apartments Associates, Ltd. (“Ann Ell”) (see discussion below under Results of Operations and Local Partnership Matters), partially offset by the payment of deferred administration and management fees.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2010, Registrant received cash from interest revenue, distributions from Local Partnerships, redemptions from a mutual fund and proceeds in connection with the sale of the Properties owned by Auburn Hills, Harborside and Ann Ell and utilized cash for operating expenses, withholding taxes treated as distributions to partners (see discussion below under Local Partnership Matters) and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond increased, in the aggregate, by approximately $373,000 during the nine months ended December 30, 2010 (which includes unrealized gains on investment in mutual fund and investment in bond in the aggregate of approximately $21,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the nine months ended December 30, 2010, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the nine months ended September 30, 2010 of $236,014.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of December 30, 2010.

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

Registrant’s operations for the three months ended December 30, 2010 and 2009 resulted in net income of $1,110,431 and $3,251,323, respectively.  The decrease in net income from fiscal 2009 to fiscal 2010 is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $1,961,000 (see discussion below under Local Partnership Matters), (ii) a decrease in equity in income of investment in local partnerships of approximately $119,000, which decrease is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continues to have an investment balance and a decrease in voluntary advances made to a Local Partnership that were written off as additional equity in loss of investment in local partnerships in fiscal 2009 and (iii) an increase in administration fees and management fees in the cumulative amount of approximately $101,000 resulting, in part, from an under accrual as of March 30, 2010, all partially offset by a net decrease in other operating expenses of approximately $38,000.  Other comprehensive loss for the three months ended December 30, 2010 resulted from unrealized gains (losses) on investment in mutual fund and investment in bond of $(2,637) and $1,752, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the nine months ended December 30, 2010 and 2009 resulted in net income of $689,570 and $2,825,883, respectively.  The decrease in net income from fiscal 2009 to fiscal 2010 is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $1,971,000 (see discussion below under Local Partnership Matters), (ii) an increase in equity in loss of investment in local partnerships of approximately $206,000, which increase is attributable to an increase in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance, partially offset by a decrease in voluntary advances made to a Local Partnership that were written off as additional equity in loss of investment in local partnerships in fiscal 2009 and (iii) an increase in administration fees and management fees in the cumulative amount of approximately $81,000 resulting, in part, from an under accrual as of March 30, 2010, all partially offset by (i) an increase in interest revenue and other income from local partnerships, in the aggregate, of approximately $85,000 and (ii) a net decrease in other operating expenses of approximately $36,000.  Other comprehensive income for the nine months ended December 30, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $17,514 and $3,481, respectively.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of December 30, 2010, Registrant owns thirty-six of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments, including eight that receive payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”).  The subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  The eight Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines.  Of the eight Local Partnerships noted above, three have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

In November 2010, Auburn Hills sold its underlying Property to an affiliate of the Local General Partner of Auburn Hills, in connection with which Registrant received $986,622; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  There may be additional proceeds after further resolution of Auburn Hills’ accounts.  Registrant’s investment balance in Auburn Hills, after cumulative equity losses, became zero during the year ended March 30, 2005.

In November 2009, Harborside sold its underlying Property, in connection with which Registrant received $3,215,499 at the date of sale.  Of the $401,940 reflected as due from local partnership in the accompanying unaudited balance sheet as of March 30, 2010, Registrant received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of Registrant’s partners.  Such amount is included in distributions to partners in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to Harborside’s Purchase and Sale Contract to protect against potential obligations of Harborside to the buyer.  Such escrow was released to Registrant and is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  There may be additional proceeds after further resolution of Harborside’s accounts.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

During the year ended March 30, 2010, Ann Ell sold its underlying Property; Registrant received no proceeds in connection with the sale.  However, upon final resolution of Ann Ell’s accounts, Registrant received $4,926; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994.

During the year ended December 31, 2009, Lakeside Housing Limited Partnership (“Lakeside”) generated taxable income to Registrant, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of Registrant’s partners.  Such amount is included in other income from local partnerships and distributions to partners in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.  Registrant’s investment balance in Lakeside, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,086,000 as of January 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $22,000 as of January 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of January 2011 total approximately $8,475,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $188,000 as of September 2010, which includes accrued interest of approximately $18,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $106,000 to such third parties.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk (Continued).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2010.

Item 4T.   Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	by:	Richman Tax Credits Inc.,
general partner

Dated: February 11, 2011		/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: February 11, 2011		/s/James Hussey
by: James Hussey
Chief Financial Officer

Dated: February 11, 2011		/s/Richard Paul Richman
by: Richard Paul Richman
Director