Form 10-K
period 2011-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2011-06-28
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2011

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
Units of Limited Partnership Interest
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes         No    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes          No      X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ___   No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___   Accelerated Filer ___    Non-Accelerated Filer ___ Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No    X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 28, 2011, there are 55,746 units outstanding.  The aggregate sales price for such units was $55,746,000.

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

PART I

Item 1.   Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties II L.P. (the "Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Local Partnerships hold their respective Properties in fee.  Registrant invested in fifty such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code (the “Historic Rehabilitation Tax Credit”).  Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns thirty-six of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 1.  Business (Continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below - Financial Statements and Supplementary Data.

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

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner and/or affiliates thereof for prior operating advances and deferred fees.  As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse effect on Registrant’s investment in such Local Partnerships.

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

Item 1A.  Risk Factors (Continued).

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

Registrant originally acquired Local Partnership Interests in fifty Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2006 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns thirty-six of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

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

Item 2.  Properties (Continued).

The Local Partnership Interests were acquired by Registrant in 1989 and 1990.  Although Registrant generally owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"); the ownership percentages of Registrant and ATCP of Santa Juanita are 64.36% and 34.64%, respectively.  In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

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

Item 2.   Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2010		(see footnotes)
1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796		$142,627		(1a&d)
2000-2100 Christian Street Associates (3), (11) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		--	(3)
Ann Ell Apartments Associates, Ltd. (4), (9), (11) Ann Ell Apartments Miami Beach, Florida	54	1,411,983		--	(4)
Auburn Hills Apartments Limited Partnership Auburn Hills Apartments Cabot, Arkansas	24	201,649		758,022		(1b	)
Auburn Hills Townhouses Limited Partnership (4), (10) Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		--	(4)
Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741	(2)	1,380,986		(1b	)
Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		729,147		(1b	)
Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	1,050,106		(1b&c)
Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199		1,393,191		(1b	)
Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	--	(3)
Christian Street Associates Limited Partnership (3), (11) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		--	(3)
Cityside Apartments, Phase II, L.P. Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		5,367,510		(1a,b&d)
Cleveland Square, Ltd. Cleveland Square Apartments Cleveland, Texas	48	223,327		731,804		(1b	)

Item 2. Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2010		(see footnotes)
College Avenue Apartments Limited Partnership (3), (11) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$--	(3)
Corrigan Square, Ltd. Corrigan Square Apartments Corrigan, Texas	96	372,833		1,263,519		(1b	)
De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051		1,248,351		(1b	)
Dermott Villas Limited Partnership (3) Dermott Villas Dermott, Arkansas	32	272,802		--	(3)
Eagle View, Ltd. Eagle View Apartments Clearfield, Kentucky	14	102,850		355,639		(1b	)
Elm Hill Housing Limited Partnership (3) Elm Hill Housing Boston, Massachusetts	142	5,712,391		--	(3)
Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838		718,233		(1b	)
Forest Village Housing Partnership (3),(11) Forest Village Apartments Auburn, Washington	89	1,706,079		--	(3)
Harborside Housing Limited Partnership (7) Cal-View Apartments East Chicago, Indiana	255	1,789,434		--
Hill Com I Associates Limited Partnership Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635		1,165,986		(1a,d&e)
Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172		938,031		(1a,d&e)
Hughes Manor Limited Partnership (3), (8) Hughes Manor Hughes, Arkansas	32	287,261		--	(3)
Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	90,878	(2)	710,431		(1b&c)

Item 2.   Properties (Continued).
				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2010		(see footnotes)
Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$5,699,616		(1a,b&d)
Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	724,659		(1b&c)
Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225		671,507		(1b)
Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080		(1b)
Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645		668,904		(1b)
Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952		566,183		(1b&c)
Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	1,786,488		(1b&c)
Nixa Heights Apartments, L.P. (3), (6) Nixa Heights Apartments Nixa, Missouri	40	250,030		--	(3)
North Hills Farms Limited Partnership North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		488,271		(1a&d)
Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044		559,598		(1a&d)
Plantersville Family, L.P. Regal Ridge Apartments Plantersville, Mississippi	24	152,268		562,561		(1b)
Powelton Gardens Associates (3) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		--	(3)
Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419	(2)	1,096,255		(1b)

Item 2.   Properties (Continued).
				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2010		(see footnotes)
Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	$603,552	(2)	2,075,290		(1b)
Renova Properties, L.P. Hymon Lucas Manor Renova, Mississippi	24	165,582		608,900		(1b&c)
Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	1,352,101		(1a,b,d&f)
Simpson County Family, L.P. Azalea Apartments Magee, Mississippi	24	211,823		780,170		(1c	)
Summers Village Limited Partnership Summers Village Apartments Summersville, West Virginia	24	194,674		772,510		(1b	)
Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984		698,088		(1b	)
The Pendleton (A Louisiana Partnership in Commendam) (3), (5), (11) The Pendleton Shreveport, Louisiana	36	447,621		--	(3)
Trenton Heights Apartments, L.P. Trenton Heights Apartments Trenton, Mississippi	40	100,434		418,117		(1b	)
Twin Pine Family, L.P. Twin Pine Apartments Louisville, Mississippi	24	163,172		546,281		(1b	)
Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216		1,158,847		(1b	)
York Park Associates Limited Partnership (3) York Park Apartments Dundalk, Maryland	80	2,146,200		--	(3)

		$48,460,126		$43,491,009

(1)		Description of Subsidies:

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 in Note 6 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2010 in Note 6 to the accompanying financial statements.

(5)
The underlying Property was sold in May 2008 and Registrant withdrew from the Local Partnership.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2008 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(6)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in September 2009.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(7)
The underlying Property was sold in November 2009 and the Local Partnership continues in existence.  The combined statements of operations of the Local Partnerships for the years ended December 31, 2010 and 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)
The underlying Property was sold in December 2009 and Registrant withdrew from the Local Partnership.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2009.

(9)
The underlying Property was sold in March 2010 and the Local Partnership was subsequently dissolved.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of dissolution (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
The underlying Property was sold in November 2010 and the Local Partnership was subsequently dissolved.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of dissolution (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)		Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.   Legal Proceedings.

None.

Item 4.   Removed and Reserved.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of May 31, 2011 was approximately 2,440, holding an aggregate of 55,746 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2011 and 2010, although there were withholding taxes paid on behalf of the Limited Partners during fiscal 2011 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2011, Registrant has cash and cash equivalents, investment in Pemberwick Fund (“Pemberwick”) (a short duration bond fund) and investment in bond totaling $3,557,322, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its Local Partnership Interests.

During the year ended March 30, 2011, Registrant received cash from interest revenue, redemptions from Pemberwick, distributions from Local Partnerships and proceeds in connection with the sales of the Properties owned by Auburn Hills Townhouses Limited Partnership (“Auburn Hills”), Harborside Housing Limited Partnership (“Harborside”) and Ann Ell Apartments Associates, Ltd. (“Ann Ell”) (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick and a bond.  Cash and cash equivalents, investment in Pemberwick and investment in bond increased, in the aggregate, by approximately $398,000 during the year ended March 30, 2011 (which includes unrealized gains on investment in Pemberwick and investment in bond in the aggregate of approximately $44,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.

During the year ended March 30, 2011, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2010 of $193,345.  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2011 represents accrued administration fees and management fees.

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

Registrant’s operations for the years ended March 30, 2011, 2010 and 2009 resulted in net income (loss) of $591,711, $2,796,971 and $(554,944), respectively.  The decrease in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $2,324,000 which is dependent on specific sales and (ii) a net increase in operating expenses of approximately $113,000, which increase is primarily attributable to an increase in administration fees and management fees in the cumulative amount of approximately $71,000 resulting, in part, from an under accrual as of March 30, 2010 and an increase in State of New Jersey filing fees of approximately $60,000, all partially offset by (i) a decrease in equity in loss of investment in local partnerships of approximately $134,000, which decrease is attributable to voluntary advances made to a Local Partnership that were written off as equity in loss of investment in local partnerships in fiscal 2010 partially offset by an increase in the net loss of the Local Partnership in which Registrant continues to have an investment balance and (ii) an increase in interest revenue and other income from local partnerships in the aggregate of approximately $98,000.  Other comprehensive income for the year ended March 30, 2011 resulted from unrealized gains on investment in Pemberwick and investment in bond of $41,600 and $2,730, respectively.  The increase in net income from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $3,656,000 resulting from the sales of the Properties owned by Hughes Manor Limited Partnership (“Hughes Manor”) and Harborside and Registrant’s sale of its Local Partnership Interest in Nixa Heights Apartments, L.P. (“Nixa Heights”) and (ii) a decrease in administration and management fees in the cumulative amount of approximately $44,000 as a result of Registrant’s disposal of its Local Partnership Interests in Nixa Heights, Harborside, Hughes Manor and Ann Ell, partially offset by (i) an increase in equity in loss of investment in local partnerships of approximately $227,000, which increase is primarily attributable to voluntary advances made to a Local Partnership that were written off as equity in loss of investment in local partnerships and (ii) a decrease in interest revenue and other income from local partnerships in the aggregate of approximately $104,000.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Local Partnerships’ net income of approximately $4,979,000 for the year ended December 31, 2010 includes depreciation and amortization expense of approximately $3,557,000, gain on sale of property of approximately $6,792,000 and interest on non-mandatory debt of approximately $555,000, and does not include principal payments on permanent mortgages of approximately $1,138,000.  The Local Partnerships’ net income of approximately $1,164,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $3,929,000, gain on sale of property of approximately $3,343,000 and interest on non-mandatory debt of approximately $583,000, and does not include principal payments on permanent mortgages of approximately $1,430,000.  The Local Partnerships’ net loss of approximately $2,489,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,904,000, gain on sale of property of approximately $314,000 and interest on non-mandatory debt of approximately $652,000, and does not include principal payments on permanent mortgages of approximately $1,345,000.  The results of operations of the Local Partnerships for the year ended December 31, 2010 are not necessarily indicative of results that may be expected in future periods.  Income and expense fluctuations over the past three years have resulted from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns thirty-six of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”).  The subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Eight Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines.  Of the eight Local Partnerships noted above, three have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

In November 2010, Auburn Hills sold its underlying Property to an affiliate of the Local General Partner of Auburn Hills, in connection with which Registrant received $1,035,516; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2011.  Of such amount, $48,894 was received in May 2011 and is reflected as due from local partnerships in the accompanying balance sheet of Registrant as of March 30, 2011.  Registrant’s investment balance in Auburn Hills, after cumulative equity losses, became zero during the year ended March 30, 2005.

In November 2009, Harborside sold its underlying Property, in connection with which Registrant received $3,215,499 at the date of sale.  Of the $401,940 reflected as due from local partnerships in the accompanying balance sheet of Registrant as of March 30, 2010, Registrant received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of Registrant’s partners.  Such amount is included in distributions to partners in the accompanying financial statements as of and for the year ended March 30, 2011.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to Harborside’s Purchase and Sale Contract to protect against potential obligations of Harborside to the buyer.  Such escrow was released to Registrant in December 2010 and is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2011.  There may be additional proceeds after further resolution of Harborside’s accounts.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

During the year ended March 30, 2010, Ann Ell sold its underlying Property; Registrant received no proceeds in connection with the sale.  However, upon final resolution of Ann Ell’s accounts, Registrant received $4,926; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2011.  Registrant’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994.

During the year ended December 31, 2009, Lakeside Housing Limited Partnership (“Lakeside”) generated taxable income to Registrant, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of Registrant’s partners.  Such amount is included in other income from local partnerships and distributions to partners in the accompanying financial statements of Registrant as of and for the year ended March 30, 2011.  Registrant’s investment balance in Lakeside, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,140,000 as of June 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $38,000 as of June 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of June 2011 total approximately $8,561,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $397,000 as of June 2011, which includes accrued interest of approximately $48,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $230,000 to such third parties.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk.  The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2011 and 2010, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years ended March 30, 2011, 2010 and 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2011 and 2010, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years ended March 30, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 28, 2011

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2011 AND 2010

	2011	2010

ASSETS

Cash and liquid investments

Cash and cash equivalents	$280,505	$292,804
Investment in Pemberwick Fund	3,176,944	2,866,056
Investment in bond	99,873

Total cash and liquid investments	3,557,322	3,158,860

Due from local partnerships	48,894	401,940
Interest receivable	123
Investment in local partnerships	761,205	954,550

	$4,367,544	$4,515,350

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$159,873	$93,332
Payable to general partner and affiliates	211,603	930,507

	371,476	1,023,839

Commitments and contingencies

Partners' equity (deficit)

General partner	(453,254)	(457,856)
Limited partners (55,746 units of limited partnership interest outstanding)	4,404,992	3,949,367
Accumulated other comprehensive income	44,330

	3,996,068	3,491,511

	$4,367,544	$4,515,350

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

REVENUE

Interest	$46,449	$2,921	$16,720
Other income from local partnerships	84,520	29,714	120,414

TOTAL REVENUE	130,969	32,635	137,134

EXPENSES

Administration fees - affiliate	231,715	196,410	218,264
Management fees - affiliate	231,714	196,410	218,264
Professional fees	77,329	100,150	105,553
State of New Jersey filing fee	112,641	52,905	47,420
Printing, postage and other	32,956	26,990	10,977

TOTAL EXPENSES	686,355	572,865	600,478

	(555,386)	(540,230)	(463,344)

Equity in loss of investment in local partnerships	(193,345)	(327,068)	(99,600)

Loss prior to gain on sale of limited partner interests/local partnership properties	(748,731)	(867,298)	(562,944)

Gain on sale of limited partner interests/local partnership properties	1,340,442	3,664,269	8,000
NET INCOME (LOSS)	591,711	2,796,971	(554,944)

Other comprehensive income (loss)	44,330		(3,268)

COMPREHENSIVE INCOME (LOSS)	$636,041	$2,796,971	$(558,212)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$5,917	$27,970	$(5,549)
Limited partners	585,794	2,769,001	(549,395)

	$591,711	$2,796,971	$(554,944)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$10.51	$49.67	$(9.86)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2011, 2010 AND 2009
	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners’ equity (deficit), March 30, 2008	$(480,277)	$1,729,761	$3,268	$1,252,752

Net loss	(5,549)	(549,395)		(554,944)

Other comprehensive loss			(3,268)	(3,268)

Partners’ equity (deficit), March 30, 2009	(485,826)	1,180,366	--	694,540

Net income	27,970	2,769,001		2,796,971

Partners’ equity (deficit), March 30, 2010	(457,856)	3,949,367	--	3,491,511

Net income	5,917	585,794		591,711

Distributions to partners	(1,315)	(130,169)		(131,484)

Other comprehensive income			44,330	44,330

Partners’ equity (deficit), March 30, 2011	$(453,254)	$4,404,992	$44,330	$3,996,068

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$50,123	$2,921	$12,093
Cash paid for
Administration fees	(726,519)	(375,769)	(162,604)
Management fees	(455,814)	(394,665)	(276,731)
Professional fees	(84,787)	(107,893)	(116,306)
State of New Jersey filing fee	(37,954)	(40,616)	(84,697)
Printing, postage and other expenses	(33,644)	(25,226)	(42,620)

Net cash used in operating activities	(1,288,595)	(941,248)	(670,865)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(368,890)	(2,867,755)
Redemptions from Pemberwick Fund	99,602	1,699
Investment in bond	(100,940)
Distributions received from local partnerships	84,520	29,714	120,414
Proceeds in connection with sale of limited partner interests/local partnership properties	1,693,488	3,262,329	8,000
Maturities of investments in bonds			844,000
Voluntary advances to local partnerships		(200,458)

Net cash provided by investing activities	1,407,780	225,529	972,414

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(131,484)

Net cash used in financing activities	(131,484)

Net increase (decrease) in cash and cash equivalents	(12,299)	(715,719)	301,549

Cash and cash equivalents at beginning of year	292,804	1,008,523	706,974

CASH AND CASH EQUIVALENTS AT END OF YEAR	$280,505	$292,804	$1,008,523

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on investment in Pemberwick Fund	$41,600

Unrealized gain (loss) on investments in bonds	$2,730		$(3,268)

Increase in due from local partnerships	$48,894	$401,940

See reconciliation of net income (loss) to net cash used in operating activities on page 25.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$591,711	$2,796,971	$(554,944)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss of investment in local partnerships	193,345	327,068	99,600
Gain on sale of limited partner interests/local partnership properties	(1,340,442)	(3,664,269)	(8,000)
Other income from local partnerships	(84,520)	(29,714)	(120,414)
Accrued interest purchased at date of investment in bond	1,750
Amortization of premium on investment in bond	2,047
Increase in interest receivable	(123)
Accretion of zero coupon bonds			(4,627)
Increase (decrease) in accounts payable and accrued expenses	66,541	(338,355)	(79,673)
Decrease in payable to general partner and affiliates	(718,904)	(32,949)	(2,807)

NET CASH USED IN OPERATING ACTIVITIES	$(1,288,595)	$(941,248)	$(670,865)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 28, 1989.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code.  Such interests were acquired in 1989 and 1990.  Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the General Partner of the Partnership.

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

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”).  In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.

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
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (”Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value.  Realized capital gains (losses) are included in (offset against) interest revenue.  Investment in Pemberwick is classified as available-for-sale and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Investment in Bond

Investment in bond is classified as available-for-sale and represents an investment that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell such investment would be based on various factors, including significant movements in interest rates and liquidity needs.  Investment in bond is carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

The premium on investment in bond is amortized using the effective yield method over the life of the investment.  The amortized premium offsets interest revenue.  Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

As of March 30, 2011, the Partnership has $280,505 in cash and cash equivalents.  Of such amount, $237,850 is held in accounts at two financial institutions in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate of all other accounts at each institution is insured up to $250,000 by the FDIC.  The entire amount is FDIC insured as of March 30, 2011.  The remaining $42,655 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value.  Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal.  In selecting portfolio securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that approximately 90% of Pemberwick’s assets will be rated "A" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") or, if a rating is not available, deemed to be of comparable quality by the Advisor.  It is anticipated that approximately 95% or more of Pemberwick’s assets (excluding floating rate or fixed to float securities issued by banking institutions having assets in excess of $200 billion) will be rated "AA" or better by an NRSRO or, if a rating is not available, deemed to be of comparable quality by the Advisor.  In executing this strategy, as of March 30, 2011 approximately 57% of Pemberwick’s assets have a duration of 90 days or less or are securities with LIBOR based floating rates.  The weighted average duration of Pemberwick’s assets is approximately 2.5 years as of March 30, 2011.  Redemptions from Pemberwick are immediately liquid and unrestricted.  Pemberwick’s net asset value ("NAV") is $10.14 and $10.00 per share as of March 30, 2011 and 2010, respectively.  The Partnership’s investment in Pemberwick as of March 30, 2011 and 2010 is $3,176,944 and $2,866,056, respectively.  The unrealized gain of $41,600 as of March 30, 2011 is included as a component of accumulated other comprehensive income in the accompanying financial statements as of and for the year ended March 30, 2011.  There was no unrealized gain or loss as of March 30, 2010.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

4.	Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the General Partner.  For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $4,863 and $431 from the Partnership’s investment in Pemberwick for the years ended March 30, 2011 and 2010, respectively.  The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its management and administration fees (see Note 7) payable from the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying balance sheet as of March 30, 2011 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).  The unrealized gain of $2,730 is included as a component of accumulated other comprehensive income in the accompanying financial statements as of and for the year ended March 30, 2011.

As of March 30, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross Unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,143	$2,730	$--	$99,873

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships

As of March 30, 2011, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	1989 Westview Arms Limited Partnership;
2.	Auburn Hills Apartments Limited Partnership;
3.	Batesville Family, L.P.;
4.	Browning Road Phase I, L.P.;
5.	Bruce Housing Associates, L.P.;
6.	Canton Partners, L.P.;
7.	Cityside Apartments, Phase II, L.P. (“Cityside”)*;
8.	Cleveland Square, Ltd.;
9.	Corrigan Square, Ltd.;
10.	De Queen Villas Limited Partnership;
11.	Eagle View, Ltd.;
12.	Eudora Manor Limited Partnership;
13.	Harborside Housing Limited Partnership (“Harborside”);
14.	Hill Com I Associates Limited Partnership;
15.	Hill Com II Associates Limited Partnership;
16.	Ivy Family, L.P.;
17.	Lakeside Housing Limited Partnership (“Lakeside”);
18.	Lawrence Road Properties, Ltd.;
19.	Lexington Estates Ltd., A Mississippi Limited Partnership;
20.	Littleton Avenue Community Village, L.P. (“Littleton”);
21.	Lula Courts Ltd., L.P.;
22.	Magee Elderly, L.P.;
23.	Mirador del Toa Limited Partnership;
24.	North Hills Farms Limited Partnership (“North Hills Farms”);
25.	Patton Place Limited Partnership;
26.	Plantersville Family, L.P.;
27.	Purvis Heights Properties, L.P.;
28.	Queen Lane Investors (“Queen Lane”);
29.	Renova Properties, L.P.;
30.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
31.	Simpson County Family, L.P.;
32.	Summers Village Limited Partnership;
33.	Tchula Courts Apartments, L.P.;
34.	Trenton Heights Apartments, L.P.;
35.	Twin Pine Family, L.P.; and
36.	Village Creek Limited Partnership.

*Affiliates of the General Partner are a general partner of and provide services to Cityside.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Although the Partnership generally owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita; the ownership percentages of the Partnership and ATCP of Santa Juanita are 64.36% and 34.64%, respectively.  In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	The
	Partnership	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico.  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership's partnership agreements, as of March 30, 2011 the Partnership is committed to make capital contributions in the aggregate of $48,460,126, which includes Advances made to certain Local Partnerships and all of which has been paid.  As of December 31, 2010, the Local Partnerships have outstanding mortgage loans payable totaling approximately $43,491,000 and accrued interest payable on such loans totaling approximately $7,307,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners’ capital was $1,436,078, $1,883,141 and $2,519,920 for the years ended December 31, 2010, 2009 and 2008, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The differences between the Partnership’s investment in local partnerships as of March 30, 2011 and 2010 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 herein Note 6 are as follows:

	2011	2010

Investment in local partnerships as of March 30 - Partnership	$761,205	$954,550
Carrying value adjustments (see Note 1)	5,265,014	5,265,014
Equity in income included herein Note 6 - Harborside	2,642,945	2,642,945
Distributions included herein Note 6 - Harborside	(3,917,439)	(3,215,499)

Investment in local partnerships as of December 31 - Local Partnerships’ combined balance sheet	$4,751,725	$5,647,010

In November 2010, Auburn Hills Townhouses Limited Partnership (“Auburn Hills”) sold its underlying Property to an affiliate of the Local General Partner of Auburn Hills, in connection with which the Partnership received $1,035,516; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011.  Of such amount, $48,894 was received in May 2011 and is reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2011.  Auburn Hills recognized a gain of $2,569,745 in connection with the sale, which is included in gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6.  The Partnership’s investment balance in Auburn Hills, after cumulative equity losses, became zero during the year ended March 30, 2005.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

In November 2009, Harborside sold its underlying Property, in connection with which the Partnership received $3,215,499 at the date of sale and an additional $401,940 subsequent to March 30, 2010.  The total of $3,617,439 is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  Of the $401,940 reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2010, the Partnership received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of the Partnership’s partners.  Such amount is included in distributions to partners in the accompanying financial statements as of and for the year ended March 30, 2011.  In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to Harborside’s Purchase and Sale Contract to protect against potential obligations of Harborside to the buyer.  Such escrow was released to the Partnership in December 2010 and is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011.  There may be additional proceeds after further resolution of Harborside’s accounts.  Harborside recognized a gain of $3,011,151 in connection with the sale, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2009 herein Note 6.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

Ann Ell Apartments Associates, Ltd. (“Ann Ell”) sold its underlying Property in March 2010; the Partnership received no proceeds in connection with the sale and Ann Ell was subsequently dissolved.  However, upon final resolution of Ann Ell’s accounts, the Partnership received $4,926; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011.  Ann Ell recognized a gain of $4,222,465 in connection with the sale, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6.  The Partnership made Advances to Ann Ell of $200,458 for the year ended March 30, 2010 to fund operating deficits.  Cumulative Advances as of March 30, 2011 and 2010 are $806,324.  The Partnership’s investment balance in Ann Ell, after cumulative equity losses, became zero during the year ended March 30, 1994 and Advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

During the year ended December 31, 2009, Lakeside generated taxable income to the Partnership, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of the Partnership’s partners.  Such amount is included in other income from local partnerships and distributions to partners in the accompanying financial statements of the Partnership as of and for the year ended March 30, 2011.  The Partnership’s investment balance in Lakeside, after cumulative equity losses, became zero during the year ended March 30, 2002.

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

In December 2009, Hughes Manor Limited Partnership (“Hughes Manor”) sold its underlying Property, in connection with which the Partnership received $36,830 and withdrew from Hughes Manor.  Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010.  Hughes Manor recognized a gain of $331,830 in connection with the sale, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2009 herein Note 6.  The Partnership’s investment balance in Hughes Manor, after cumulative equity losses, became zero during the year ended March 30, 2002.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The Pendleton (A Louisiana Partnership in Commendam) (“Pendleton”) sold its underlying Property in May 2008, in connection with which the Partnership received $8,000; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2009.  The Partnership subsequently withdrew from Pendleton.  Pendleton recognized a gain of $314,489 in connection with the sale, which amount is reflected as gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2008 herein Note 6.  The Partnership’s investment balance in Pendleton, after cumulative equity losses, became zero during the year ended March 30, 2002.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,140,000 as of June 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $38,000 as of June 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended.  Unpaid principal and accrued interest as of June 2011 total approximately $8,561,000.  The Local General Partner of Littleton represents that the City of Newark (the “City”) has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance.  The real estate tax abatement on the Property expired in June 2007; the City assessed the Property and has charged Littleton for real estate taxes.  The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $397,000 as of June 2011, which includes accrued interest of approximately $48,000, and that the City has sold certain of the tax liens to third parties.  Littleton owes taxes and accrued interest totaling approximately $230,000 to such third parties.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Partnership’s investment in North Hills Farms represents more than 20% of the Partnership’s total assets as of March 30, 2011 and the equity in loss from the Partnership’s investment in North Hills Farms for the year ended March 30, 2011 represents more than 20% of the Partnership’s net income for the year ended March 30, 2011.  The following financial information represents certain balance sheet and operating statement data of North Hills Farms as of and for the years ended December 31, 2010 and 2009:

	2010	2009

Total assets	$3,920,703	$5,139,897

Total liabilities	$3,098,877	$4,122,772

Revenue	$3,027,677	$2,918,985

Net loss	$(195,299)	$(127,889)

The combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2010, 2009 and 2008 are reflected on pages 34 and 35, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 are as follows:

	2010	2009

ASSETS

Cash and cash equivalents	$2,002,879	$2,925,715
Rents receivable	325,900	448,662
Escrow deposits and reserves	3,761,660	4,357,951
Land	2,644,872	3,069,517
Buildings and improvements (net of accumulated depreciation of $63,312,097 and $72,097,212)	29,711,628	36,343,355
Intangible assets (net of accumulated amortization of $352,554 and $357,022)	228,511	330,382
Other assets	1,268,430	1,222,966

	$39,943,880	$48,698,548

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,175,249	$1,954,519
Due to related parties	701,924	2,082,523
Mortgage loans	43,491,009	51,595,424
Notes payable	727,623	977,451
Accrued interest	7,306,726	9,341,790
Other liabilities	483,815	539,295

	54,886,346	66,491,002

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	21,378,955	26,637,517
Cumulative loss	(16,627,230)	(20,990,507)

	4,751,725	5,647,010

General partners and other limited partners
Capital contributions, net of distributions	1,589,952	1,403,765
Cumulative loss	(21,284,143)	(24,843,229)

	(19,694,191)	(23,439,464)

	(14,942,466)	(17,792,454)

	$39,943,880	$48,698,548

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

REVENUE

Rental	$16,374,293	$18,767,804	$18,532,220
Interest and other	433,200	904,086	587,815

TOTAL REVENUE	16,807,493	19,671,890	19,120,035

EXPENSES

Administrative	3,501,854	4,790,373	3,984,517
Utilities	2,536,655	3,008,791	3,462,908
Operating and maintenance	4,573,633	5,042,543	4,636,082
Taxes and insurance	1,898,954	2,177,258	2,841,977
Financial	2,552,111	2,902,918	3,094,323
Depreciation and amortization	3,557,471	3,928,766	3,903,613

TOTAL EXPENSES	18,620,678	21,850,649	21,923,420

Loss from operations before gain on sale of property	(1,813,185)	(2,178,759)	(2,803,385)

Gain on sale of property	6,792,210	3,342,981	314,489

NET INCOME (LOSS)	$4,979,025	$1,164,222	$(2,488,896)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$987,602	$2,315,878	$(79,084)
General partners and other limited partners (includes specially allocated items of revenue to certain general partners of $5,499,181, $831,500 and $274,166, and Partnership loss in excess of investment of $1,436,078, $1,883,141 and $2,519,920)	3,991,423	(1,151,656)	(2,409,812)

	$4,979,025	$1,164,222	$(2,488,896)

*The amounts allocated to the Partnership include an allocation of gain from certain Local Partnerships whose Properties were sold.  Because the Partnership’s investment balance in such Local Partnerships was zero at the date of sale, the Partnership recognized any cash received in connection with such sales as income when received and recognized the loss allocation from operations, which losses for the years ended December 31, 2010, 2009 and 2008 were $193,345, $327,068 and $99,600, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2011 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2010	Investments (voluntary advances) during the year ended March 30, 2011	Partnership's equity in loss for the year ended March 30, 2011		Cash distributions received during the year ended March 30, 2011	Cash distributions classified as other income during the year ended March 30, 2011 (3)	Investment in Local Partnership balance as of March 30, 2011

1989 Westview Arms Limited Partnership	$--	$--	$--	(1)	$--	$--	$--
Auburn Hills Apartments Limited Partnership	--	--	--	(1)	--	--	--
Auburn Hills Townhouses Limited Partnership (2)	--	--	--	(1)	(5,000)	5,000	--
Batesville Family, L.P.	--	--	--	(1)	--	--	--
Browning Road Phase I, L.P.	--	--	--	(1)	--	--	--
Bruce Housing Associates, L.P.	--	--	--	(1)	--	--	--
Canton Partners, L.P.	--	--	--	(1)	--	--	--
Cityside Apartments, Phase II, L.P.	--	--	--	(1)	--	--	--
Cleveland Square, Ltd.	--	--	--	(1)	(600)	600	--
Corrigan Square, Ltd.	--	--	--	(1)	(1,200)	1,200	--
De Queen Villas Limited Partnership	--	--	--	(1)	--	--	--
Eagle View, Ltd.	--	--	--	(1)	--	--	--
Eudora Manor Limited Partnership	--	--	--	(1)	--	--	--
Harborside Housing Limited Partnership (2)	--	--	--	(1)	--	--	--
Hill Com I Associates Limited Partnership	--	--	--	(1)	(2,500)	2,500	--
Hill Com II Associates Limited Partnership	--	--	--	(1)	(2,500)	2,500	--
Ivy Family, L.P.	--	--	--	(1)	--	--	--
Lakeside Housing Limited Partnership	--	--	--	(1)	(71,452)	71,452	--
Lawrence Road Properties, Ltd.	--	--	--	(1)	--	--	--
Lexington Estates Ltd.	--	--	--	(1)	--	--	--
Littleton Avenue Community Village, L.P.	--	--	--	(1)	--	--	--
Lula Courts Ltd., L.P.	--	--	--	(1)	--	--	--
Magee Elderly, L.P.	--	--	--	(1)	--	--	--
Mirador del Toa Limited Partnership	--	--	--	(1)	(388)	388	--
North Hills Farms Limited Partnership	954,550	--	(193,345)		--	--	761,205
Patton Place Limited Partnership	--	--	--	(1)	--	--	--
Plantersville Family, L.P.	--	--	--	(1)	--	--	--
Purvis Heights Properties, L.P.	--	--	--	(1)	--	--	--
Queen Lane Investors	--	--	--	(1)	--	--	--
Renova Properties, L.P.	--	--	--	(1)	--	--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--	(1)	--	--	--
Simpson County Family, L.P.	--	--	--	(1)	--	--	--
Summers Village Limited Partnership	--	--	--	(1)	--	--	--
Tchula Courts Apartments, L.P.	--	--	--	(1)	--	--	--
Trenton Heights Apartments, L.P.	--	--	--	(1)	(800)	800	--
Twin Pine Family, L.P.	--	--	--	(1)	--	--	--
Village Creek Limited Partnership	--	--	--	(1)	--	--	--

	$954,550	$--	$(193,345)		$(84,440)	$84,440	$761,205

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	Distributions do not include sales proceeds; see discussion above herein Note 6.
(3)	Distributions do not include $80 received from Nixa Heights, which Local Partnership interest was sold in fiscal 2010; see discussion above herein Note 6.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2010 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2009	Investments (voluntary advances) during the year ended March 30, 2010	Partnership's equity in loss for the year ended March 30, 2010		Cash distributions received during the year ended March 30, 2010	Cash distributions classified as other income during the year ended March 30, 2010	Investment in Local Partnership balance as of March 30, 2010

1989 Westview Arms Limited Partnership	$--	$--	$--	(2)	$--	$--	$--
Ann Ell Apartments Associates, Ltd.	--	200,458	(200,458	) (1)	--	--	--
Auburn Hills Apartments Limited Partnership	--	--	--	(2)	--	--	--
Auburn Hills Townhouses Limited Partnership	--	--	--	(2)	--	--	--
Batesville Family, L.P.	--	--	--	(2)	--	--	--
Browning Road Phase I, L.P.	--	--	--	(2)	(1,200)	1,200	--
Bruce Housing Associates, L.P.	--	--	--	(2)	--	--	--
Canton Partners, L.P.	--	--	--	(2)	--	--	--
Cityside Apartments, Phase II, L.P.	--	--	--	(2)	--	--	--
Cleveland Square, Ltd.	--	--	--	(2)	(600)	600	--
Corrigan Square, Ltd.	--	--	--	(2)	(1,200)	1,200	--
De Queen Villas Limited Partnership	--	--	--	(2)	--	--	--
Eagle View, Ltd.	--	--	--	(2)	(280)	280	--
Eudora Manor Limited Partnership	--	--	--	(2)	(1,855)	1,855	--
Harborside Housing Limited Partnership (3)	--	--	--	(2)	(2,970)	2,970	--
Hill Com I Associates Limited Partnership	--	--	--	(2)	--	--	--
Hill Com II Associates Limited Partnership	--	--	--	(2)	--	--	--
Hughes Manor Limited Partnership (3)	--	--	--	(2)	(9,600)	9,600	--
Ivy Family, L.P.	--	--	--	(2)	--	--	--
Lakeside Housing Limited Partnership	--	--	--	(2)	(2,500)	2,500	--
Lawrence Road Properties, Ltd.	--	--	--	(2)	--	--	--
Lexington Estates Ltd.	--	--	--	(2)	(480)	480	--
Littleton Avenue Community Village, L.P.	--	--	--	(2)	--	--	--
Lula Courts Ltd., L.P.	--	--	--	(2)	(480)	480	--
Magee Elderly, L.P.	--	--	--	(2)	--	--	--
Mirador del Toa Limited Partnership	--	--	--	(2)	(389)	389	--
Nixa Heights Apartments, L.P. (3)	--	--	--	(2)	(7,200)	7,200	--
North Hills Farms Limited Partnership	1,081,160	--	(126,610)		--	--	954,550
Patton Place Limited Partnership	--	--	--	(2)	--	--	--
Plantersville Family, L.P.	--	--	--	(2)	--	--	--
Purvis Heights Properties, L.P.	--	--	--	(2)	--	--	--
Queen Lane Investors	--	--	--	(2)	--	--	--
Renova Properties, L.P.	--	--	--	(2)	--	--	--
Santa Juanita Limited Dividend Partnership L.P.	--	--	--	(2)	--	--	--
Simpson County Family, L.P.	--	--	--	(2)	--	--	--
Summers Village Limited Partnership	--	--	--	(2)	(480)	480	--
Tchula Courts Apartments, L.P.	--	--	--	(2)	(480)	480	--
Trenton Heights Apartments, L.P.	--	--	--	(2)	--	--	--
Twin Pine Family, L.P.	--	--	--	(2)	--	--	--
Village Creek Limited Partnership	--	--	--	(2)	--	--	--

	$1,081,160	$200,458	$(327,068)		$(29,714)	$29,714	$954,550
(1)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(3)	Distributions do not include sales proceeds; see discussion above herein Note 6.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2010 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$142,627	$20,275	$736,245	$(402,321)
Auburn Hills Apartments Limited Partnership	758,022	48,245	1,015,254	(540,270)
Batesville Family, L.P.	1,380,986	52,000	1,939,764	(1,090,190)
Browning Road Phase I, L.P.	729,147	43,000	1,212,601	(931,905)
Bruce Housing Associates, L.P.	1,050,106	16,000	1,677,857	(1,087,813)
Canton Partners, L.P.	1,393,191	35,000	1,983,002	(1,214,559)
Cityside Apartments, Phase II, L.P.	5,367,510	87,117	14,272,771	(10,578,403)
Cleveland Square, Ltd.	731,804	20,000	1,350,330	(1,014,889)
Corrigan Square, Ltd.	1,263,519	63,358	2,042,698	(1,529,865)
De Queen Villas Limited Partnership	1,248,351	37,000	1,839,630	(895,585)
Eagle View, Ltd.	355,639	35,000	503,694	(269,460)
Eudora Manor Limited Partnership	718,233	16,000	1,023,265	(525,158)
Harborside Housing Limited Partnership	--	--	--	--
Hill Com I Associates Limited Partnership	1,165,986	119,502	3,165,163	(2,021,411)
Hill Com II Associates Limited Partnership	938,031	112,110	2,448,269	(1,698,808)
Ivy Family, L.P.	710,431	11,000	1,301,053	(807,795)
Lakeside Housing Limited Partnership	5,699,616	50,000	11,938,171	(7,374,520)
Lawrence Road Properties, Ltd.	724,659	50,000	1,000,995	(563,090)
Lexington Estates Ltd.	671,507	30,750	921,409	(733,083)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,437,607	(5,531,368)
Lula Courts Ltd., L.P.	668,904	19,600	928,257	(729,376)
Magee Elderly, L.P.	566,183	30,000	799,358	(443,233)
Mirador del Toa Limited Partnership	1,786,488	105,000	2,397,849	(1,894,993)
North Hills Farms Limited Partnership	488,271	525,000	13,980,731	(10,900,494)
Patton Place Limited Partnership	559,598	56,015	1,821,855	(935,753)
Plantersville Family, L.P.	562,561	12,000	897,524	(590,324)
Purvis Heights Properties, L.P.	1,096,255	47,000	1,646,125	(831,013)
Queen Lane Investors	2,075,290	60,301	2,841,369	(1,729,552)
Renova Properties, L.P.	608,900	22,700	908,284	(597,032)
Santa Juanita Limited Dividend Partnership L.P.	1,352,101	228,718	2,558,702	(1,893,585)
Simpson County Family, L.P.	780,170	24,700	1,144,857	(765,854)
Summers Village Limited Partnership	772,510	71,000	969,818	(514,418)
Tchula Courts Apartments, L.P.	698,088	10,000	980,181	(806,849)
Trenton Heights Apartments, L.P.	418,117	29,200	862,687	(410,419)
Twin Pine Family, L.P.	546,281	7,000	1,004,652	(634,570)
Village Creek Limited Partnership	1,158,847	37,950	1,471,698	(824,139)

	$43,491,009	$2,644,872	$93,023,725	$(63,312,097)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2009 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

1989 Westview Arms Limited Partnership	$186,273	$20,275	$736,245	$(384,745)
Ann Ell Apartments Associates, Ltd.	1,650,482	199,645	2,838,576	(1,992,175)
Auburn Hills Apartments Limited Partnership	763,257	48,245	1,015,254	(515,775)
Auburn Hills Townhouses Limited Partnership	5,581,030	225,000	13,375,963	(9,778,129)
Batesville Family, L.P.	1,388,997	52,000	1,902,733	(1,039,102)
Browning Road Phase I, L.P.	744,989	43,000	1,204,303	(878,405)
Bruce Housing Associates, L.P.	1,058,397	16,000	1,668,814	(1,029,811)
Canton Partners, L.P.	1,401,341	35,000	1,956,608	(1,166,644)
Cityside Apartments, Phase II, L.P.	5,665,616	87,117	14,272,771	(10,059,360)
Cleveland Square, Ltd.	746,157	20,000	1,333,102	(954,426)
Corrigan Square, Ltd.	1,287,686	63,358	2,022,611	(1,443,761)
De Queen Villas Limited Partnership	1,264,241	37,000	1,819,500	(849,870)
Eagle View, Ltd.	363,055	35,000	503,694	(256,985)
Eudora Manor Limited Partnership	722,737	16,000	978,382	(498,392)
Harborside Housing Limited Partnership	--	--	--	--
Hill Com I Associates Limited Partnership	1,165,986	119,502	3,066,975	(1,883,700)
Hill Com II Associates Limited Partnership	938,031	112,110	2,440,713	(1,606,794)
Ivy Family, L.P.	722,550	11,000	1,239,462	(762,642)
Lakeside Housing Limited Partnership	5,973,795	50,000	11,938,171	(7,083,401)
Lawrence Road Properties, Ltd.	729,334	50,000	988,256	(536,499)
Lexington Estates Ltd.	676,435	30,750	919,090	(697,224)
Littleton Avenue Community Village, L.P.	4,303,080	512,331	7,437,607	(5,253,064)
Lula Courts Ltd., L.P.	673,254	19,600	923,626	(692,690)
Magee Elderly, L.P.	569,580	30,000	789,911	(422,313)
Mirador del Toa Limited Partnership	1,799,524	105,000	2,393,997	(1,791,380)
North Hills Farms Limited Partnership	602,358	525,000	13,864,290	(10,421,661)
Patton Place Limited Partnership	603,209	56,015	1,802,750	(889,436)
Plantersville Family, L.P.	567,754	12,000	827,394	(560,483)
Purvis Heights Properties, L.P.	1,103,621	47,000	1,616,972	(793,650)
Queen Lane Investors	1,955,583	60,301	2,841,369	(1,729,552)
Renova Properties, L.P.	613,258	22,700	902,051	(572,932)
Santa Juanita Limited Dividend Partnership L.P.	1,364,786	228,718	2,494,614	(1,795,971)
Simpson County Family, L.P.	785,137	24,700	1,135,880	(728,011)
Summers Village Limited Partnership	777,453	71,000	969,818	(491,110)
Tchula Courts Apartments, L.P.	703,484	10,000	977,707	(773,870)
Trenton Heights Apartments, L.P.	421,088	29,200	812,015	(378,919)
Twin Pine Family, L.P.	555,455	7,000	957,645	(596,676)
Village Creek Limited Partnership	1,166,411	37,950	1,471,698	(787,654)

	$51,595,424	$3,069,517	$108,440,567	$(72,097,212)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The summary of property activity during the year ended December 31, 2010 is as follows:

	Balance as of December 31, 2009	Net change during the year ended December 31, 2010	Balance as of December 31, 2010

Land	$3,069,517	$(424,645)	$2,644,872
Buildings and improvements	108,440,567	(15,416,842)	93,023,725

	111,510,084	(15,841,487)	95,668,597
Accumulated depreciation	(72,097,212)	8,785,115	(63,312,097)

	$39,412,872	$(7,056,372)	$32,356,500

7.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership.  The annual Management Fee is equal to .14% of all proceeds invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties (the "Invested Assets").  The Partnership incurred a Management Fee of $162,200, $137,487 and $152,785 for the years ended March 30, 2011, 2010 and 2009, respectively.  The annual Additional Management Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Management Fee of $69,514, $58,923 and $65,479 for the years ended March 30, 2011, 2010 and 2009, respectively.  Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations.  Unpaid Management Fees and Additional Management fees in the cumulative amount of $107,068 and $331,168 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2011 and 2010, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement.  MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000.  The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement.  Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership.  The annual Administration Fee is equal to .14% of Invested Assets.  The Partnership incurred an Administration Fee of $162,201, $137,487 and $152,785 for the years ended March 30, 2011, 2010 and 2009, respectively.  The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets.  The Partnership incurred an Additional Administration Fee of $69,514, $58,923 and $65,479 for the years ended March 30, 2011, 2010 and 2009, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $344,665 were paid during the year ended March 30, 2010.  Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $104,535 and $599,339 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2011 and 2010, respectively.

The amount reflected above as paid to MLFA during the year ended March 30, 2010 and certain amounts due to the General Partner and affiliates as of March 30, 2009 were payable pursuant to the terms of an agreement between the Partnership, the General Partner and MLFA (the “Deferred Fee Agreement”).  Such amounts were payable to the extent proceeds from the sales of limited partner interests/local partnership properties became available, as described in the Deferred Fee Agreement.  Such terms were met during the year ended March 30, 2010.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

7.	Transactions with General Partner and Affiliates (Continued)

For the years ended December 31, 2010, 2009 and 2008, Ann Ell and Cityside paid and/or incurred the following amounts to affiliates of the General Partner in connection with services provided to such Local Partnerships:

	2010		2009		2008
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$76,750	$76,765	$89,389	$99,840	$104,528	$102,265

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

8.	Taxable Loss

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2011, 2010 and 2009 to the tax return income (loss) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2011	2010	2009

Financial statement net income (loss) for the years ended March 30, 2011, 2010 and 2009	$591,711	$2,796,971	$(554,944)

Add (less) net transactions occurring between
January 1, 2008 to March 30, 2008	--	--	(173,509)
January 1, 2009 to March 30, 2009	--	(168,260)	168,260
January 1, 2010 to March 30, 2010	268,093	(268,093)	--
January 1, 2011 to March 30, 2011	140,528	--	--

Adjusted financial statement net income (loss) for the years ended December 31, 2010, 2009 and 2008	1,000,332	2,360,618	(560,193)

Adjustment to Management Fees and Administration Fees pursuant to Internal Revenue Code Section 267	(708,795)	(433,916)	407,922

Differences arising from gain on sale of limited partner interests/local partnership properties	3,154,811	1,673,027	702,136

Differences arising from equity in loss of investment in local partnerships	(1,717,958)	(1,737,104)	(2,929,137)

Nondeductible flow through expenses	52	83	43

Other income from local partnerships	(84,520)	(37,407)	(112,721)

Other differences	1,791	(543)	7,920

Tax return income (loss) for the years ended December 31, 2010, 2009 and 2008	$1,645,713	$1,824,758	$(2,484,030)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2010 and 2009 are as follows:

	2010	2009

Investment in local partnerships - financial reporting	$761,205	$954,550
Investment in local partnerships - tax	(15,912,654)	(17,782,621)

	$16,673,859	$18,737,171

Payable to general partner and affiliate in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2011.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors.  The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The responsibilities of the General Partner are currently carried out by Richman Tax Credits.  The executive officers and director of Richman Tax Credits are:

Served in present
Name	capacity since1	Position held

Richard Paul Richman	October 26, 1988	Director
David A. Salzman	February 1, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	October 26, 1988	Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 63, is the sole Director of Richman Tax Credits.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and a general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Tax Credits and the general partner of Wilder Richman Historic Properties II, L.P., the sole director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 50, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 50, is a Vice President and the Treasurer of Richman Tax Credits.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 55, is the Secretary of Richman Tax Credits and a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 49, is the Assistant Treasurer of Richman Tax Credits and is the Assistant Treasurer of Richman Group.  Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax Credits and did not pay any such compensation during the year ended March 30, 2011 or during the prior two fiscal years.  During the year ended March 30, 2011 and during the prior two fiscal years, Richman Tax Credits did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Tax Credits receive compensation from certain affiliates of Richman Tax Credits for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 5,525 Units, representing approximately 9.91% of all such Units.  As of May 31, 2011, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax Credits nor the director or any officer of Richman Tax Credits own any Units.  Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein.  Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2012.

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

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2011 and 2010.

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

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2011 and 2010:

	2011	2010

Audit Fees	$47,250	$47,250
Audit-Related Fees	--	--
Tax Fees	$16,375	$15,750
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2011 and 2010.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2011 and 2010 principal accountant fees and services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements

See Item 8 - Financial Statements and Supplementary Data.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: June 28, 2011	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 28, 2011	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 28, 2011
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 28, 2011
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 28, 2011
(Richard Paul Richman)	General Partner