Form 10-Q
period 2011-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2011-08-10
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2011

OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________to ____________

Commission File Number: 0-18405

American Tax Credit Properties II L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3495678
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Incorporation or Identification No.)

Richman Tax Credit Properties L.P.
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

Yes  ☐  No  ☒

As of August 10, 2011, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$312,414	$280,505
Investment in Pemberwick Fund	3,179,090	3,176,944
Investment in bond	96,005	99,873

Total cash and liquid investments	3,587,509	3,557,322

Due from local partnerships		48,894
Prepaid expenses	17,899
Interest receivable	2,317	123
Investment in local partnerships	838,762	761,205

	$4,446,487	$4,367,544

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$20,785	$159,873
Payable to general partner and affiliates	297,167	211,603

	317,952	371,476

Commitments and contingencies

Partners' equity (deficit)

General partner	(451,802)	(453,254)
Limited partners (55,746 units of limited partnership interest outstanding)	4,548,695	4,404,992
Accumulated other comprehensive income, net	31,642	44,330

	4,128,535	3,996,068

	$4,446,487	$4,367,544

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUE

Interest	$13,491	$7,472
Other income from local partnerships	185,188	82,020

TOTAL REVENUE	198,679	89,492

EXPENSES

Administration fees	44,052	49,080
Management fees	44,052	49,080
Professional fees	19,621	22,506
State of New Jersey filing fee	17,751	17,791
Printing, postage and other	5,605	6,614

TOTAL EXPENSES	131,081	145,071

	67,598	(55,579)

Equity in income (loss) of investment in local partnerships	77,557	(121,687)

NET INCOME (LOSS)	145,155	(177,266)

Other comprehensive loss	(12,688)	(7,344)

COMPREHENSIVE INCOME (LOSS)	$132,467	$(184,610)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$1,452	$(1,773)
Limited partners	143,703	(175,493)

	$145,155	$(177,266)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$2.58	$(3.15)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$11,912	$7,110
Cash paid for
Administration fees	(2,540)	(2,564)
Professional fees	(63,367)	(68,803)
State of New Jersey filing fee	(128,143)	(37,954)
Printing, postage and other expenses	(8,454)	(9,610)

Net cash used in operating activities	(190,592)	(111,821)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(11,581)	(6,655)
Investment in bond		(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	48,894	401,940
Distributions received from local partnerships	185,188	82,020

Net cash provided by investing activities	222,501	376,365

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(131,484)

Net cash used in financing activities		(131,484)

Net increase in cash and cash equivalents	31,909	133,060

Cash and cash equivalents at beginning of period	280,505	292,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,414	$425,864

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$9,435	$5,729

Unrealized loss on investment in bond	$3,253	$1,615

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$145,155	$(177,266)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(77,557)	121,687
Other income from local partnerships	(185,188)	(82,020)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	615	205
Increase in interest receivable	(2,194)	(2,317)
Increase in prepaid expenses	(17,899)	(2,357)
Decrease in accounts payable and accrued expenses	(139,088)	(67,099)
Increase in due to general partner and affiliates	85,564	95,596

NET CASH USED IN OPERATING ACTIVITIES	$(190,592)	$(111,821)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended June 29, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of August 2011, the Partnership holds a Local Partnership Interest in thirty-five Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the three months ended June 29, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$761,205

Equity in income of investment in local partnerships	77,557	*

Distributions received from Local Partnerships	(185,188)

Distributions classified as other income	185,188

Investment in local partnerships as of June 29, 2011	$838,762

  *In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership.  Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

In July 2011, the Partnership withdrew from Littleton Avenue Community Village, L.P. (“Littleton”); there were no proceeds received by the Partnership in connection with the withdrawal.  The Partnership’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

In November 2010, Auburn Hills Townhouses Limited Partnership (“Auburn Hills”) sold its underlying Property to an affiliate of the Local General Partner of Auburn Hills, in connection with which the Partnership received $1,035,516.  Of such amount, $48,894 was received in May 2011 and is reflected as due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2011.  The Partnership’s investment balance in Auburn Hills, after cumulative equity losses, became zero during the year ended March 30, 2005.

  AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2011
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which the Partnership received a total of approximately $3,917,000 as of March 30, 2011.  Harborside continues in existence and there may be additional proceeds after further resolution of Harborside’s accounts.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,162,000 as of August 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $38,000 as of June 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The Partnership’s equity in income of its investment in North Hills Farms Limited Partnership (“North Hills Farms”) of $77,557 represents more than 20% of the Partnership’s net income for the three months ended June 29, 2011.  The following financial information represents certain unaudited operating statement data of North Hills Farms for the three months ended March 31, 2011:

Revenue	$750,144

Net income	$78,340

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  Pemberwick’s net asset value (“NAV”) is $10.11 per share as of June 29, 2011.  An unrealized gain of $32,165 is included as a component of accumulated other comprehensive income, net in the accompanying unaudited balance sheet as of June 29, 2011.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  An unrealized loss of $523 is included as a component of accumulated other comprehensive income, net in the accompanying unaudited balance sheet as of June 29, 2011.

As of June 29, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$96,528	$--	$(523)	$96,005

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2011
(UNAUDITED)

5.	Additional Information

Additional information, including the audited March 30, 2011 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2011 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2011, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2011.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the three months ended June 29, 2011, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of the Property owned by Auburn Hills Townhouses Limited Partnership (“Auburn Hills”) (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick Fund (“Pemberwick”).  Cash and cash equivalents, investment in Pemberwick and investment in bond increased, in the aggregate, by approximately $30,000 during the three months ended June 29, 2011 (which includes unrealized losses on investment in Pemberwick and investment in bond in the aggregate of approximately $13,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the three months ended June 29, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the three months ended March 31, 2011 of $77,557.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of June 29, 2011.

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

Registrant’s operations for the three months ended June 29, 2011 and 2010 resulted in net income (loss) of $145,155 and $(177,266), respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $199,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, (ii) an increase in interest revenue and other income from local partnerships in the aggregate of approximately $109,000 and (iii) a decrease in operating expenses of approximately $14,000.  Other comprehensive loss for the three months ended June 29, 2011 resulted from net unrealized losses on investment in Pemberwick and investment in bond of $9,435 and $3,253, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to the limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of August 2011, Registrant owns thirty-five of the fifty limited partner interests (the “Local Partnership Interests”) originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In July 2011, Registrant withdrew from Littleton Avenue Community Village, L.P. (“Littleton”); there were no proceeds received by Registrant in connection with the withdrawal.  Registrant’s investment balance in Littleton, after cumulative equity losses, became zero during the year ended March 30, 1999.

In November 2010, Auburn Hills sold its underlying Property to an affiliate of the Local General Partner of Auburn Hills, in connection with which Registrant received $1,035,516.  Of such amount, $48,894 was received in May 2011 and is reflected as due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2011.  Registrant’s investment balance in Auburn Hills, after cumulative equity losses, became zero during the year ended March 30, 2005.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which Registrant received a total of approximately $3,917,000 as of March 30, 2011.  Harborside continues in existence and there may be additional proceeds after further resolution of Harborside’s accounts.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,162,000 as of August 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $38,000 as of June 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2011.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2011.

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins XBRL Instance.
Exhibit 101.sch XBRL Schema.
Exhibit 101.cal XBRL Calculation.
Exhibit 101.def XBRL Definition.
Exhibit 101.lab XBRL Label.
Exhibit 101.pre XBRL Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: August 10, 2011	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 10, 2011	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 10, 2011	/s/Richard Paul Richman
By: Richard Paul Richman
Director