Form 10-Q
period 2011-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2011-11-07
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2011

OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to ____________

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

Yes    X     No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer         Smaller Reporting Company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X

As of November 7, 2011, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$299,579	$280,505
Investment in Pemberwick Fund	3,121,354	3,176,944
Investment in bond	91,000	99,873

Total cash and liquid investments	3,511,933	3,557,322

Due from local partnerships		48,894
Interest receivable	99	123
Investment in local partnerships	917,169	761,205

	$4,429,201	$4,367,544

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$31,079	$159,873
Payable to general partner and affiliates	370,840	211,603

	401,919	371,476

Commitments and contingencies

Partners' equity (deficit)

General partner	(452,127)	(453,254)
Limited partners (55,746 units of limited partnership interest outstanding)	4,516,537	4,404,992
Accumulated other comprehensive income (loss)	(37,128)	44,330

	4,027,282	3,996,068

	$4,429,201	$4,367,544

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	September 29, 2011	September 29, 2011	September 29, 2010	September 29, 2010

REVENUE

Interest	$8,741	$22,232	$11,768	$19,240
Other income from local partnerships	1,854	187,042	2,500	84,520

TOTAL REVENUE	10,595	209,274	14,268	103,760

EXPENSES

Administration fees	39,431	83,483	49,078	98,158
Management fees	39,431	83,483	49,078	98,158
Professional fees	17,495	37,116	17,131	39,637
State of New Jersey filing fee	17,899	35,650	17,792	35,583
Printing, postage and other	7,229	12,834	8,372	14,986

TOTAL EXPENSES	121,485	252,566	141,451	286,522

	(110,890)	(43,292)	(127,183)	(182,762)

Equity in income (loss) of investment in local partnerships	78,407	155,964	(116,412)	(238,099)

NET INCOME (LOSS)	(32,483)	112,672	(243,595)	(420,861)

Other comprehensive income (loss), net	(68,770)	(81,458)	29,224	21,880

COMPREHENSIVE INCOME (LOSS)	$(101,253)	$31,214	$(214,371)	$(398,981)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(325)	$1,127	$(2,436)	$(4,209)
Limited partners	(32,158)	111,545	(241,159)	(416,652)

	$(32,483)	$112,672	$(243,595)	$(420,861)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$(.58)	$2.00	$(4.32)	$(7.47)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$28,399	$21,710
Cash paid for
Administration fees	(7,729)	(8,969)
Professional fees	(67,257)	(77,803)
State of New Jersey filing fee	(128,143)	(37,954)
Printing, postage and other expenses	(18,994)	(22,908)

Net cash used in operating activities	(193,724)	(125,924)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(23,138)	(16,335)
Investment in bond		(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	48,894	401,940
Distributions received from local partnerships	187,042	84,520

Net cash provided by investing activities	212,798	369,185

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(131,484)

Net cash used in financing activities		(131,484)

Net increase in cash and cash equivalents	19,074	111,777

Cash and cash equivalents at beginning of period	280,505	292,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$299,579	$404,581

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(78,728)	$20,151

Unrealized gain (loss) on investment in bond	$(2,730)	$1,729

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$112,672	$(420,861)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(155,964)	238,099
Other income from local partnerships	(187,042)	(84,520)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	6,143	819
Decrease (increase) in interest receivable	24	(99)
Decrease in accounts payable and accrued expenses	(128,794)	(48,459)
Increase in due to general partner and affiliates	159,237	187,347

NET CASH USED IN OPERATING ACTIVITIES	$(193,724)	$(125,924)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of September 29, 2011, the Partnership holds a Local Partnership Interest in thirty-five Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the six months ended September 29, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$761,205

Equity in income of investment in local partnerships	155,964	*

Distributions received from Local Partnerships	(187,042)

Distributions classified as other income	187,042

Investment in local partnerships as of September 29, 2011	$917,169

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
SEPTEMBER 29, 2011
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

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,194,000 as of November 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $37,000 as of September 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The Partnership’s investment balance in North Hills Farms Limited Partnership (“North Hills Farms”) of $917,169 as of September 29, 2011 represents more then 20% of the Partnership’s total assets and its equity in income of its investment in North Hills Farms of $155,964 represents more than 20% of the Partnership’s net income for the six months ended September 29, 2011.  The following financial information represents certain unaudited balance sheet and operating statement data of North Hills Farms as of and for the six months ended June 30, 2011:

Total assets	$4,055,463

Total liabilities	$988,866

Revenue	$1,489,200

Net income	$157,539

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  Pemberwick’s net asset value (“NAV”) is $9.89 per share as of September 29, 2011.  An unrealized loss of $37,128 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of September 29, 2011.  As of September 29, 2011, the Partnership has earned $62,419 of interest revenue from its investment in Pemberwick.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  The bond was called on October 3, 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying unaudited balance sheet as of September 29, 2011.  The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2011
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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2011, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2011.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2011, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of the Property owned by Auburn Hills Townhouses Limited Partnership (“Auburn Hills”) (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick Fund (“Pemberwick”).  Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $45,000 during the six months ended September 29, 2011 (which includes unrealized losses on investment in Pemberwick and investment in bond in the aggregate of approximately $81,000 and amortization of premium on investment in bond of approximately $6,000).  The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  During the six months ended September 29, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the six months ended June 30, 2011 of $155,964.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of September 29, 2011.

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

Registrant’s operations for the three months ended September 29, 2011 and 2010 resulted in net losses of $32,483 and $243,595, respectively.  The decrease in net loss from fiscal 2010 to fiscal 2011 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $195,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the three months ended September 29, 2011 resulted from an unrealized gain (loss) on investment in Pemberwick and investment in bond of $(69,293) and $523, respectively.

Registrant’s operations for the six months ended September 29, 2011 and 2010 resulted in net income (loss) of $112,672 and $(420,861), respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $394,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, (ii) an increase in interest revenue and other income from local partnerships in the aggregate of approximately $106,000 and (iii) a decrease in operating expenses of approximately $34,000.  Other comprehensive loss for the six months ended September 29, 2011 resulted from unrealized losses on investment in Pemberwick and investment in bond of $78,728 and $2,730, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to the limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of November 2011, Registrant owns thirty-five of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,194,000 as of November 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $37,000 as of September 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

As noted above in Item 2 under Material Changes in Financial Condition, the bond owned by Registrant as of September 29, 2011 was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2011.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
	Exhibit 32.1 -	Section 1350 Certification of Chief Executive Officer.
	Exhibit 32.2 -	Section 1350 Certification of Chief Financial Officer.
	Exhibit 101.ins -	XBRL Instance.
	Exhibit 101.xsd -	XBRL Schema
	Exhibit 101.cal -	XBRL Calculation
	Exhibit 101.def -	XBRL Definition
	Exhibit 101.lab -	XBRL Label
	Exhibit 101.pre -	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: November 7, 2011	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 7, 2011	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: November 7, 2011	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director