Form 10-Q
period 2011-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2012-01-26
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

OR

[ __]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  _______________ to ______________

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

Yes    X    No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes    X     No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___Accelerated Filer___Non-Accelerated Filer___ Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No    X

As of January 26, 2012, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

Table of Contents
		Page

Item 1.	Financial Statements.

Balance Sheets		3

Statements of Operations		4

Statements of Cash Flows		5

Notes to Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	13

Item 4.	Controls and Procedures.	13

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$21,901	$280,505
Investment in Pemberwick Fund	3,089,934	3,176,944
Investment in bond		99,873

Total cash and liquid investments	3,111,835	3,557,322

Due from local partnerships		48,894
Interest receivable		123
Investment in local partnerships	1,037,808	761,205

	$4,149,643	$4,367,544

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$60,848	$159,873
Payable to general partner and affiliates	50,700	211,603

	111,548	371,476

Commitments and contingencies

Partners' equity (deficit)

General partner	(451,992)	(453,254)
Limited partners (55,746 units of limited partnership interest outstanding)	4,529,888	4,404,992
Accumulated other comprehensive income (loss)	(39,801)	44,330

	4,038,095	3,996,068

	$4,149,643	$4,367,544

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	December 30, 2011	December 30, 2011	December 30, 2010	December 30, 2010

REVENUE

Interest	$11,688	$33,920	$12,934	$32,174
Other income from local partnerships	6,996	194,038		84,520

TOTAL REVENUE	18,684	227,958	12,934	116,694

EXPENSES

Administration fees	42,510	125,993	89,507	187,665
Management fees	42,510	125,993	89,507	187,665
Professional fees	21,402	58,518	16,555	56,192
State of New Jersey filing fee	17,898	53,548	(7,948)	27,635
Printing, postage and other	1,517	14,351	8,515	23,501

TOTAL EXPENSES	125,837	378,403	196,136	482,658

	(107,153)	(150,445)	(183,202)	(365,964)

Equity in income (loss) of investment in local partnerships	120,639	276,603	2,085	(236,014)

Gain (loss) prior to gain on sale of limited partner interests/local partnership properties	13,486	126,158	(181,117)	(601,978)

Gain on sale of limited partner interests/local partnership properties			1,291,548	1,291,548

NET INCOME	13,486	126,158	1,110,431	689,570

Reclassification of unrealized gain on investment in bond		(2,730)
Other comprehensive income (loss), net	(2,673)	(81,401)	(885)	20,995

COMPREHENSIVE INCOME	$10,813	$42,027	$1,109,546	$710,565

NET INCOME ATTRIBUTABLE TO

General partner	$135	$1,262	$11,105	$6,896
Limited partners	13,351	124,896	1,099,326	682,674

	$13,486	$126,158	$1,110,431	$689,570

NET INCOME per unit of limited partnership interest (55,746 units of limited partnership interest)	$.24	$2.24	$19.72	$12.25

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$40,186	$33,016
Cash paid for
Administration fees	(212,889)	(722,699)
Management fees	(200,000)	(455,815)
Professional fees	(75,714)	(81,219)
State of New Jersey filing fee	(128,143)	(37,954)
Printing, postage and other expenses	(21,585)	(26,463)

Net cash used in operating activities	(598,145)	(1,291,134)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(34,959)	(277,283)
Redemptions from Pemberwick Fund	40,568	100,199
Proceeds from redemption of investment in bond	91,000
Investment in bond		(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	48,894	1,693,488
Distributions received from local partnerships	194,038	84,520

Net cash provided by investing activities	339,541	1,499,984

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(131,484)

Net cash used in financing activities		(131,484)

Net increase (decrease) in cash and cash equivalents	(258,604)	77,366

Cash and cash equivalents at beginning of period	280,505	292,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,901	$370,170

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(81,401)	$17,514

Reclassification of unrealized gain on investment in bond	$(2,730)

Unrealized gain on investment in bond		$3,481

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$126,158	$689,570

Adjustments to reconcile net income to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(276,603)	236,014
Other income from local partnerships	(194,038)	(84,520)
Gain on sale of limited partner interests/local partnership properties		(1,291,548)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	1,229	1,433
Loss on redemption of investment in bond	4,914
Decrease (increase) in interest receivable	123	(2,341)
Decrease in accounts payable and accrued expenses	(99,025)	(38,308)
Decrease in due to general partner and affiliates	(160,903)	(803,184)

NET CASH USED IN OPERATING ACTIVITIES	$(598,145)	$(1,291,134)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances made to certain Local Partnerships and all of which has been paid.  As of December 30, 2011, the Partnership holds a Local Partnership Interest in thirty-five Local Partnerships. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2011, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2011	$761,205

Equity in income of investment in local partnerships	276,603	*

Distributions received from Local Partnerships	(194,038)

Distributions classified as other income	194,038

Investment in local partnerships as of December 30, 2011	$1,037,808

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
DECEMBER 30, 2011
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which the Partnership has received a total of approximately $3,917,000 as of December 30, 2011.  Harborside continues in existence and there may be additional proceeds after further resolution of Harborside’s accounts.  The Partnership’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,216,000 as of January 2012.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $57,000 as of December 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The Partnership’s investment balance in North Hills Farms Limited Partnership (“North Hills Farms”) of $1,037,808 as of December 30, 2011 represents more then 20% of the Partnership’s total assets and its equity in income of its investment in North Hills Farms of $276,603 represents more than 20% of the Partnership’s net income for the nine months ended December 30, 2011.  The following financial information represents certain unaudited balance sheet and operating statement data of North Hills Farms as of and for the nine months ended September 30, 2011:

Total assets	$3,993,109

Total liabilities	$844,654

Revenue	$2,268,778

Net income	$279,397

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  Pemberwick’s net asset value (“NAV”) is $9.88 per share as of December 30, 2011.  An unrealized loss of $39,801 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2011.  As of December 30, 2011, the Partnership has earned $74,071 of interest revenue from its investment in Pemberwick.

4.	Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations.  Investment in bond was reflected in the accompanying unaudited balance sheet as of March 30, 2011 at estimated fair value and was classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  The bond was called during the nine months ended December 30, 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying unaudited balance sheet as of December 30, 2011.  The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2011
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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2011, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2011.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2011, Registrant received cash from interest revenue, the redemption of its investment in bond, redemptions from Pemberwick Fund (“Pemberwick”), distributions from Local Partnerships and proceeds in connection with the sale of the Property owned by Auburn Hills Townhouses Limited Partnership (“Auburn Hills”) (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $445,000 during the nine months ended December 30, 2011 (which includes an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond in the aggregate of approximately $84,000 and amortization of premium on investment in bond and the write-off of the remaining unamortized premium on the date the bond was redeemed totaling approximately $6,000).  The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  During the nine months ended December 30, 2011, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the nine months ended September 30, 2011 of $276,603.  Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of December 30, 2011.

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

Registrant’s operations for the three months ended December 30, 2011 and 2010 resulted in net income of $13,486 and $1,110,431, respectively.  The decrease in net income from fiscal 2010 to fiscal 2011 is primarily attributable to a gain on sale of limited partner interests/local partnership properties of approximately $1,292,000 recognized in fiscal 2010, partially offset by (i) an increase in equity in income of investment in local partnerships of approximately $119,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance and (ii) a decrease in administration fees and management fees in the cumulative amount of approximately $94,000 resulting, in part, from an under accrual as of March 30, 2010.  Other comprehensive loss for the three months ended December 30, 2011 resulted from an unrealized loss on investment in Pemberwick of $2,673.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the nine months ended December 30, 2011 and 2010 resulted in net income of $126,158 and $689,570, respectively.  The decrease in net income from fiscal 2010 to fiscal 2011 is primarily attributable to a gain on sale of limited partner interests/local partnership properties of approximately $1,292,000 recognized in fiscal 2010, partially offset by (i) an increase in equity in income of investment in local partnerships of approximately $513,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, (ii) an increase in other income from local partnerships of approximately $110,000 and (iii) a decrease in administration fees and management fees in the cumulative amount of approximately $123,000 resulting, in part, from an under accrual as of March 30, 2010.  Other comprehensive loss for the nine months ended December 30, 2011 resulted from an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond of $81,401 and $2,730, respectively.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to the limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of January 2012, Registrant owns thirty-five of the fifty Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”); the subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Eight Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines.  Of the eight Local Partnerships noted above, three have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which Registrant has received a total of approximately $3,917,000 as of December 30, 2011.  Harborside continues in existence and there may be additional proceeds after further resolution of Harborside’s accounts.  Registrant’s investment balance in Harborside, after cumulative equity losses, became zero during the year ended March 30, 2004.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,216,000 as of January 2012.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $57,000 as of December 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk.  The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized loss of $39,801 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2011.  As of December 30, 2011, Registrant has earned $74,071 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 4.  Controls and Procedures (Continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2011.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.
Exhibit 101.xsd - XBRL Schema.
Exhibit 101.cal - XBRL Calculation.
Exhibit 101.def - XBRL Definition.
Exhibit 101.lab - XBRL Label.
Exhibit 101.pre - XBRL Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties II L.P.,
General Partner

By:Richman Tax Credits Inc.,
general partner

Dated: January 26, 2012	/s/David Salzman
By:David Salzman
Chief Executive Officer

Dated: January 26, 2012	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: January 26, 2012	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director