Form 10-K
period 2012-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2012-06-27
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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
Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  __ No  X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  __ No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  X   No  __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  X   No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ___  Accelerated Filer  ___ Non-Accelerated Filer  ___ Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 27, 2012, there are 55,746 units outstanding.  The aggregate sales price for such units was $55,746,000.

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

General Development of Business and Narrative Description of Business

American Tax Credit Properties II L.P. (the "Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Housing Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in fifty such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships. However, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests. As of June 2012, Registrant owns thirty-five of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests. See Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the potential sale of a Local Partnership Interest.

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

As noted above in Item 1 - Business, in a prior year, Registrant served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties. However, the market of interested buyers of the Properties is limited. Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

●	the Extended Use Provisions;

●
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

●	poor economic conditions.

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

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks, which are subject to change and are not in the control of Registrant, include risks related to:

●	the adverse use of adjacent or neighborhood real estate;
●	regulated rents, which may adversely impact rent increases;
●	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;
●	the inability of tenants to pay rent in light of current market conditions;
●	changes in the demand for or supply of competing properties;
●	changes in state or local tax rates and assessments;
●	increases in utility charges;

Item 1A.	Risk Factors (Continued).
●	unexpected expenditures for repairs and maintenance;
●	the discovery of previously undetected environmentally hazardous conditions;
●	costs associated with complying with the Americans with Disabilities Act;
●	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;
●	lawsuits from tenants or guests in connection with injuries that occur on the Properties;
●	changes in local economic conditions; and
●	changes in interest rates and the availability of financing (including changes resulting from current market conditions).
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

Limited Partners may not be able to use all of the carried forward Low-income Housing Tax Credits.

While a limited exception is provided for Low-income Housing Tax Credits in the case of individuals, tax losses and credits allocated to a Limited Partner who is an individual, trust, estate or personal service corporation generally may be used to reduce the Limited Partner’s tax liability only to the extent that such liability arises from passive activities.  Therefore, tax losses and credits allocated to such a Limited Partner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Housing Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that Limited Partners will be able to utilize all of the carried forward Low-income Housing Tax Credits.

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

To date, the Limited Partners of Registrant have not received a return of any portion of their original capital. Accordingly, the only benefit of this investment may be the Low-income Housing Tax Credits and Historic Rehabilitation Tax Credits.

Item 1B.         Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant initially acquired Local Partnership Interests in fifty Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2006 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests. As of June 2012, Registrant owns thirty-five of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period. While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the Local Partnership Interests or the amount of proceeds which may be received in such dispositions. In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred. See Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the potential sale of a Local Partnership Interest.

Item 2.            Properties (Continued).

The initial Local Partnership Interests were acquired by Registrant in 1989 and 1990. Although Registrant generally owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"), whereby Registrant owns 64.36%. In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

Many of the Local Partnerships receive rental subsidy payments, seven of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of the subsidies below). The subsidy agreements expire at various times. Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The seven Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. Of the seven Local Partnerships noted above, three have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

Item 2.              Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2011		(see footnotes)
1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796		$95,826		(1a&d)
2000-2100 Christian Street Associates (3), (10) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		--	(3)
Ann Ell Apartments Associates, Ltd. (3), (7), (10) Ann Ell Apartments Miami Beach, Florida	54	1,411,983		--	(3)
Auburn Hills Apartments Limited Partnership Auburn Hills Apartments Cabot, Arkansas	24	201,649		752,311		(1b	)
Auburn Hills Townhouses Limited Partnership (3), (8) Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		--	(3)
Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741	(2)	1,372,180		(1b	)
Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		711,945		(1b	)
Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	1,041,725		(1b&c)
Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199		1,384,233		(1b	)
Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	--	(3)
Christian Street Associates Limited Partnership (3), (10) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		--	(3)
Cityside Apartments, Phase II, L.P. (9) Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		5,036,553
Cleveland Square, Ltd. Cleveland Square Apartments Cleveland, Texas	48	223,327		716,144		(1b	)

Item 2.	Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2011		(see footnotes)
College Avenue Apartments Limited Partnership (3), (10) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$--	(3)
Corrigan Square, Ltd. Corrigan Square Apartments Corrigan, Texas	96	372,833		1,237,150		(1b	)
De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051		1,231,634		(1b	)
Dermott Villas Limited Partnership (3) Dermott Villas Dermott, Arkansas	32	272,802		--	(3)
Eagle View, Ltd. Eagle View Apartments Clearfield, Kentucky	14	102,850		347,548		(1b	)
Elm Hill Housing Limited Partnership (3) Elm Hill Housing Boston, Massachusetts	142	5,712,391		--	(3)
Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838		713,296		(1b	)
Forest Village Housing Partnership (3),(10) Forest Village Apartments Auburn, Washington	89	1,706,079		--	(3)
Harborside Housing Limited Partnership (5) Cal-View Apartments East Chicago, Indiana	255	1,789,434		--
Hill Com I Associates Limited Partnership Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635		1,165,986		(1a,d&e)
Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172		938,031		(1a,d&e)
Hughes Manor Limited Partnership (3), (6) Hughes Manor Hughes, Arkansas	32	287,261		--	(3)
Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	90,878	(2)	698,182		(1b&c)

Item 2.            Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2011		(see footnotes)
Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$5,405,660		(1a,b&d)
Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	719,547		(1b&c)
Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225		666,116		(1b	)
Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080		(1b	)
Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645		664,120		(1b	)
Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952		562,452		(1b&c	)
Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	1,772,264		(1b&c	)
Nixa Heights Apartments, L.P. (3), (4) Nixa Heights Apartments Nixa, Missouri	40	250,030		--	(3)
North Hills Farms Limited Partnership North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		454,098		(1a&d	)
Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044		513,789		(1a&d	)
Plantersville Family, L.P. Regal Ridge Apartments Plantersville, Mississippi	24	152,268		557,312		(1b	)
Powelton Gardens Associates (3) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		--	(3)
Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419	(2)	1,088,157		(1b	)

Item 2.	Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2011		(see footnotes)
Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	$603,552	(2)	$2,204,617		(1b	)
Renova Properties, L.P. Hymon Lucas Manor Renova, Mississippi	24	165,582		604,461		(1b&c	)
Santa Juanita Limited Dividend Partnership L.P. Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	1,332,247		(1a,b,d&f	)
Simpson County Family, L.P. Azalea Apartments Magee, Mississippi	24	211,823		775,111		(1c	)
Summers Village Limited Partnership Summers Village Apartments Summersville, West Virginia	24	194,674		767,106		(1b	)
Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984		692,133		(1b	)
The Pendleton (A Louisiana Partnership in Commendam) (3), (10) The Pendleton Shreveport, Louisiana	36	447,621		--	(3)
Trenton Heights Apartments, L.P. Trenton Heights Apartments Trenton, Mississippi	40	100,434		414,867		(1b	)
Twin Pine Family, L.P. Twin Pine Apartments Louisville, Mississippi	24	163,172		537,098		(1b	)
Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216		1,150,532		(1b	)
York Park Associates Limited Partnership (3) York Park Apartments Dundalk, Maryland	80	2,146,200		--	(3)
		$48,460,126		$42,627,511

(1)		Description of Subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

	(b)	The Local Partnership's debt structure includes a principal or interest payment subsidy.

(c)
The Rural Housing Service/Rural Development (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 in Note 6 to the accompanying financial statements.

(4)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in September 2009. The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(5)
The underlying Property was sold in November 2009 and the Local Partnership continues in existence.  The combined statements of operations of the Local Partnerships for the years ended December 31, 2011, 2010 and 2009 included in Note 6 to the accompanying financial statements include results of operations for such Local Partnership.

(6)
The underlying Property was sold in December 2009 and Registrant withdrew from the Local Partnership. The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2009.

(7)
The underlying Property was sold in March 2010 and the Local Partnership was subsequently dissolved.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of dissolution.

(8)
The underlying Property was sold in November 2010 and the Local Partnership was subsequently dissolved. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of dissolution.

(9)
Registrant assigned its Local Partnership Interest in March 2012 to an affiliate of one of the Local General Partners (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)		Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.             Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 4, 2012 was approximately 2,421, holding an aggregate of 55,746 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future. There were no cash distributions to the Limited Partners during the years ended March 30, 2012 and 2011, although there were withholding taxes paid on behalf of the Limited Partners during fiscal 2011.

Low-income Housing Tax Credits and Historic Rehabilitation Tax Credits (together, the “Tax Credits”), which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit, net of circumstances which have given rise to recapture. The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2005 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2006. In a prior year, Registrant served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in three closings with aggregate Limited Partners’ capital contributions of $55,746,000. In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code of 1986. The Net Proceeds were utilized in acquiring a Local Partnership Interest in fifty Local Partnerships.

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2012, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $3,144,892, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its Local Partnership Interests.

During the year ended March 30, 2012, Registrant received cash from interest revenue, the redemption of its investment in bond, redemptions from Pemberwick, distributions from Local Partnerships and proceeds in connection with the sale of the Property owned by Auburn Hills Townhouses Limited Partnership (which sale occurred during the year ended March 30, 2011), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $412,000 during the year ended March 30, 2012 (which includes an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond in the aggregate of approximately $40,000 and amortization of premium on investment in bond and the write-off of the remaining unamortized premium on the date the bond was redeemed totaling approximately $6,000). The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%. Accordingly, Registrant did not experience any adverse impact in connection with such investment.

During the year ended March 30, 2012, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2011 of $434,043. Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2012 represents accrued administration fees and management fees.

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

Registrant’s operations for the years ended March 30, 2012, 2011 and 2010 resulted in net income of $199,071, $591,711 and $2,796,971, respectively. The decrease in net income from fiscal 2011 to fiscal 2012 is primarily attributable to a decrease in gain on sale of limited partner interests/local partnership properties of approximately $1,340,000 which is dependent on specific sales, partially offset by (i) an increase in equity in income of investment in local partnerships of approximately $627,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continues to have an investment balance, (ii) a net decrease in operating expenses of approximately $172,000, which decrease is primarily attributable to a decrease in administration fees and management fees in the cumulative amount of approximately $111,000 resulting, in part, from an under accrual as of March 30, 2010 and a decrease in State of New Jersey filing fees of approximately $61,000 and (iii) an increase in other income from local partnerships of approximately $151,000. Other comprehensive loss for the year ended March 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $37,655 and the reclassification of unrealized gain on investment in bond of $2,730.

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

The Local Partnerships’ net loss of approximately $938,000 for the year ended December 31, 2011 includes depreciation and amortization expense of approximately $3,041,000 and interest on non-mandatory debt of approximately $512,000, and does not include principal payments on permanent mortgages of approximately $993,000. The Local Partnerships’ net income of approximately $4,979,000 for the year ended December 31, 2010 includes depreciation and amortization expense of approximately $3,557,000, gain on sale of property of approximately $6,792,000 and interest on non-mandatory debt of approximately $555,000, and does not include principal payments on permanent mortgages of approximately $1,138,000. The Local Partnerships’ net income of approximately $1,164,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $3,929,000, gain on sale of property of approximately $3,343,000 and interest on non-mandatory debt of approximately $583,000, and does not include principal payments on permanent mortgages of approximately $1,430,000. The results of operations of the Local Partnerships for the year ended December 31, 2011 are not necessarily indicative of results that may be expected in future periods. Income and expense fluctuations over the past three years have resulted from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its Local Partnership Interests. As of June 2012, Registrant owns thirty-five of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests. See below regarding the potential sale of a Local Partnership Interest.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, seven of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The seven Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. Of the seven Local Partnerships noted above, three have entered into restructuring agreements, resulting in changes to both rent subsidy and mandatory debt service.

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

In March 2012, Registrant assigned its Local Partnership Interest in Cityside Apartments, Phase II, L.P. (“Cityside II”) to an affiliate of one of the Local General Partners of Cityside II. Although Registrant received no proceeds in connection with the assignment, Registrant received $37,500 in May 2012 for distributions that were due to Registrant under the terms of Cityside II’s partnership agreement. Such amount is reflected as due from local partnerships in the accompanying balance sheet of Registrant as of March 30, 2012 and is included in other income from local partnerships in the accompanying statement of operations of Registrant for the year then ended. One of the Local General Partners of Cityside II is an affiliate of the General Partner; such Local General Partner was not involved in the assignment. Registrant’s investment balance in Cityside II, after cumulative equity losses and distributions, became zero during the year ended March 30, 2002.

In June 2012, Registrant entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Mirador del Toa Limited Partnership (“Mirador del Toa”) to an affiliate of the Local General Partner of Mirador del Toa for $19,241. Registrant received a non-refundable deposit of 20% of the purchase price. The Purchase Agreement is subject to the approval of Mirador del Toa’s mortgage lender and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement. Registrant’s investment balance in Mirador del Toa, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,274,000 as of June 2012. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $55,000 as of June 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

Although Registrant notified the Local General Partner of Littleton Avenue Community Village, L.P. (“Littleton”) of Registrant’s withdrawal from Littleton, a substitute limited partner was not identified; accordingly, Registrant retains its Local Partnership Interest in Littleton. The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of June 2012 total approximately $8,766,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $444,000 as of June 2012, which includes accrued interest, and that the City has sold certain of the tax liens to third parties. Registrant’s investment balance in Littleton, after cumulative equity losses and distributions, became zero during the year ended March 30, 1999.

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

●	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.

●
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

●
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success

Forward-Looking Information

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

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 8.            Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2012 and 2011, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years ended March 30, 2012, 2011 and 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2012 and 2011, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years ended March 30, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 27, 2012

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2012 AND 2011

	2012	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$31,046	$280,505
Investment in Pemberwick Fund - a short duration bond fund	3,113,846	3,176,944
Investment in bond		99,873

Total cash and liquid investments	3,144,892	3,557,322

Due from local partnerships	37,500	48,894
Interest receivable		123
Investment in local partnerships	1,195,248	761,205

	$4,377,640	$4,367,544

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$75,632	$159,873
Payable to general partner and affiliates	147,254	211,603

	222,886	371,476

Commitments and contingencies

Partners' equity (deficit)

General partner	(451,263)	(453,254)
Limited partners (55,746 units of limited partnership interest outstanding)	4,602,072	4,404,992
Accumulated other comprehensive income	3,945	44,330

	4,154,754	3,996,068

	$4,377,640	$4,367,544

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

REVENUE

Interest	$44,116	$46,449	$2,921
Other income from local partnerships	235,263	84,520	29,714

TOTAL REVENUE	279,379	130,969	32,635

EXPENSES

Administration fees - affiliate	176,202	231,715	196,410
Management fees - affiliate	176,202	231,714	196,410
Professional fees	80,813	77,329	100,150
State of New Jersey filing fee	51,637	112,641	52,905
Printing, postage and other	29,497	32,956	26,990

TOTAL EXPENSES	514,351	686,355	572,865

	(234,972)	(555,386)	(540,230)

Equity in income (loss) of investment in local partnerships	434,043	(193,345)	(327,068)

Income (loss) prior to gain on sale of limited partner interests/local partnership properties	199,071	(748,731)	(867,298)

Gain on sale of limited partner interests/local partnership properties		1,340,442	3,664,269
NET INCOME	199,071	591,711	2,796,971

Other comprehensive income (loss) - Pemberwick Fund	(37,655)	41,600
Other comprehensive income - investment in bond		2,730
Reclassification of unrealized gain on investment in bond	(2,730)

COMPREHENSIVE INCOME	$158,686	$636,041	$2,796,971

NET INCOME ATTRIBUTABLE TO

General partner	$1,991	$5,917	$27,970
Limited partners	197,080	585,794	2,769,001

	$199,071	$591,711	$2,796,971

NET INCOME per unit of limited partnership interest (55,746 units of limited partnership interest)	$3.54	$10.51	$49.67

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners’ equity (deficit), March 30, 2009	$(485,826)	$1,180,366	$--	$694,540

Net income	27,970	2,769,001		2,796,971

Partners’ equity (deficit), March 30, 2010	(457,856)	3,949,367	--	3,491,511

Net income	5,917	585,794		591,711

Distributions to partners	(1,315)	(130,169)		(131,484)

Other comprehensive income - Pemberwick Fund			41,600	41,600

Other comprehensive income - investment in bond			2,730	2,730

Partners’ equity (deficit), March 30, 2011	(453,254)	4,404,992	44,330	3,996,068

Net income	1,991	197,080		199,071

Other comprehensive loss - Pemberwick Fund			(37,655)	(37,655)

Reclassification of unrealized gain on investment in bond			(2,730)	(2,730)

Partners’ equity (deficit), March 30, 2012	$(451,263)	$4,602,072	$3,945	$4,154,754

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$50,382	$50,123	$2,921
Cash paid for
Administration fees	(216,753)	(726,519)	(375,769)
Management fees	(200,000)	(455,814)	(394,665)
Professional fees	(83,670)	(84,787)	(107,893)
State of New Jersey filing fee	(128,143)	(37,954)	(40,616)
Printing, postage and other expenses	(34,375)	(33,644)	(25,226)

Net cash used in operating activities	(612,559)	(1,288,595)	(941,248)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(45,065)	(368,890)	(2,867,755)
Redemptions from Pemberwick Fund	70,508	99,602	1,699
Investment in bond		(100,940)
Distributions received from local partnerships	197,763	84,520	29,714
Proceeds in connection with sale of limited partner interests/local partnership properties	48,894	1,693,488	3,262,329
Proceeds from redemption of investment in bond	91,000
Voluntary advances to local partnerships			(200,458)

Net cash provided by investing activities	363,100	1,407,780	225,529

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(131,484)

Net cash used in financing activities		(131,484)

Net decrease in cash and cash equivalents	(249,459)	(12,299)	(715,719)

Cash and cash equivalents at beginning of year	280,505	292,804	1,008,523

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,046	$280,505	$292,804

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(37,655)	$41,600

Unrealized gain on investment in bond		$2,730

Reclassification of unrealized gain on investment in bond	$(2,730)

Increase in due from local partnerships	$37,500	$48,894	$401,940

See reconciliation of net income to net cash used in operating activities on page 25.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2012, 2011 AND 2010

	2012	2011	2010

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$199,071	$591,711	$2,796,971

Adjustments to reconcile net income to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(434,043)	193,345	327,068
Gain on sale of limited partner interests/local partnership properties		(1,340,442)	(3,664,269)
Other income from local partnerships	(235,263)	(84,520)	(29,714)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	1,229	2,047
Loss on redemption of investment in bond	4,914
Decrease (increase) in interest receivable	123	(123)
Increase (decrease) in accounts payable and accrued expenses	(84,241)	66,541	(338,355)
Decrease in payable to general partner and affiliates	(64,349)	(718,904)	(32,949)

NET CASH USED IN OPERATING ACTIVITIES	$(612,559)	$(1,288,595)	$(941,248)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2012, 2011 AND 2010

1.    Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 28, 1989.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the Internal Revenue Code.  Such interests were acquired in 1989 and 1990. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the General Partner of the Partnership.

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
MARCH 30, 2012, 2011 AND 2010

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

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (”Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value. Realized capital gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Investment in Bond

Investment in bond was classified as available-for-sale and represented an investment that the Partnership intended to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell such investment would have been based on various factors, including significant movements in interest rates and liquidity needs. Investment in bond was carried at estimated fair value and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

The premium on investment in bond was amortized using the effective yield method over the duration of the Partnership’s investment. The amortized premium offsets interest revenue. Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

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
MARCH 30, 2012, 2011 AND 2010

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

3.    Cash and Cash Equivalents

As of March 30, 2012, the Partnership has $31,046 in cash and cash equivalents. Of such amount, $30,766 is held in accounts at two financial institutions in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate of all other accounts at each institution is insured up to $250,000 by the FDIC. The entire amount is FDIC insured as of March 30, 2012. The remaining $280 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.    Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the “Advisor”) will select investments so that Pemberwick’s assets will be rated “A-” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States having assets in excess of $200 billion. Approximately 90% or more of Pemberwick’s assets will either be invested in securities rated AA or better (if commercial paper rated in the highest category) by a NRSRO or in securities of banking institutions operating in the United States and having assets in excess of $200 billion.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

4.    Investment in Pemberwick Fund (Continued)

The weighted average duration of Pemberwick’s assets is approximately 1.86 years as of March 30, 2012. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.02 and $10.14 per share as of March 30, 2012 and 2011, respectively. The Partnership’s investment in Pemberwick as of March 30, 2012 and 2011 is $3,113,846 and $3,176,944, respectively. An unrealized gain of $3,945 as of March 30, 2012 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2012. The Partnership has earned $84,238 of interest revenue from its investment in Pemberwick as of March 30, 2012. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $5,087, $4,863 and $431 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2012, 2011 and 2010, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 7) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.    Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations. Investment in bond was reflected in the accompanying balance sheet as of March 30, 2011 at estimated fair value and was classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). The bond was called during fiscal 2012; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying balance sheet as of March 30, 2012. The unrealized gain on investment in bond as of March 30, 2011 is reflected as a reclassification adjustment to accumulated other comprehensive income (loss) and other comprehensive income (loss) in the accompanying financial statements as of and for the year ended March 30, 2012. The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

As of March 30, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Called in fiscal 2012 (see above)	$97,143	$2,730	$--	$99,873

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in fifty Local Partnerships. As of March 30, 2012, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	1989 Westview Arms Limited Partnership;
2.	Auburn Hills Apartments Limited Partnership;
3.	Batesville Family, L.P.;
4.	Browning Road Phase I, L.P.;
5.	Bruce Housing Associates, L.P.;
6.	Canton Partners, L.P.;
7.	Cleveland Square, Ltd.;
8.	Corrigan Square, Ltd.;
9.	De Queen Villas Limited Partnership;
10.	Eagle View, Ltd.;
11.	Eudora Manor Limited Partnership;
12.	Harborside Housing Limited Partnership (“Harborside”);
13.	Hill Com I Associates Limited Partnership;
14.	Hill Com II Associates Limited Partnership;
15.	Ivy Family, L.P.;
16.	Lakeside Housing Limited Partnership (“Lakeside”);
17.	Lawrence Road Properties, Ltd.;
18.	Lexington Estates Ltd., A Mississippi Limited Partnership;
19.	Littleton Avenue Community Village, L.P. (“Littleton”);
20.	Lula Courts Ltd., L.P.;
21.	Magee Elderly, L.P.;
22.	Mirador del Toa Limited Partnership (“Mirador del Toa”);
23.	North Hills Farms Limited Partnership (“North Hills Farms”);
24.	Patton Place Limited Partnership;
25.	Plantersville Family, L.P.;
26.	Purvis Heights Properties, L.P.;
27.	Queen Lane Investors (“Queen Lane”);
28.	Renova Properties, L.P.;
29.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
30.	Simpson County Family, L.P.;
31.	Summers Village Limited Partnership;
32.	Tchula Courts Apartments, L.P.;
33.	Trenton Heights Apartments, L.P.;
34.	Twin Pine Family, L.P.; and
35.	Village Creek Limited Partnership.

Although the Partnership generally owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships, the Partnership American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita, whereby the Partnership owns 64.36%. In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	The
	Partnership	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Mirador del Toa Limited Partnership	39.94	59.06
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

In connection with the initial purchase of fifty Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2012 the Partnership is committed to make capital contributions in the aggregate of $48,460,126, which includes Advances to certain Local Partnerships and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, certain of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. As of December 31, 2011 the Local Partnerships have outstanding mortgage loans payable totaling approximately $42,628,000 and accrued interest payable on such loans totaling approximately $7,635,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners’ capital was $1,518,811, $1,436,078 and $1,883,141 for the years ended December 31, 2011, 2010 and 2009, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

For the years ended March 30, 2012 and 2011, the investment in local partnerships activity consists of the following:

	2012	2011

Investment in local partnerships as of March 30, 2011 and 2010	$761,205	$954,550

Distributions from Local Partnerships	(235,263)	(84,440)

Distributions classified as other income	235,263	84,440

Equity in income (loss) of investment in local partnerships	434,043	(193,345)

Investment in local partnerships as of March 30, 2012 and 2011	$1,195,248	$761,205

The differences between the Partnership’s investment in local partnerships as of March 30, 2012 and 2011 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 herein Note 6 are as follows:

	2012	2011

Investment in local partnerships as of March 30 - Partnership	$1,195,248	$761,205

Carrying value adjustments (see Note 1)	5,265,014	5,265,014

Equity in income included herein Note 6 - Harborside	2,642,945	2,642,945

Distributions included herein Note 6 - Harborside	(3,917,439)	(3,917,439)

Investment in local partnerships as of December 31, 2011 and 2010 - Local Partnerships’ combined balance sheets	$5,185,768	$4,751,725

MERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

In March 2012, the Partnership assigned its Local Partnership Interest in Cityside Apartments, Phase II, L.P. (“Cityside II”) to an affiliate of one of the Local General Partners of Cityside II. Although the Partnership received no proceeds in connection with the assignment, the Partnership received $37,500 in May 2012 for distributions that were due to the Partnership under the terms of Cityside II’s partnership agreement. Such amount is reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2012 and is included in other income from local partnerships in the accompanying statement of operations of the Partnership for the year then ended (see Note 1). One of the Local General Partners of Cityside II is an affiliate of the General Partner; such Local General Partner was not involved in the assignment. The Partnership’s investment balance in Cityside II, after cumulative equity losses and distributions, became zero during the year ended March 30, 2002.

In November 2010, Auburn Hills Townhouses Limited Partnership (“Auburn Hills”) sold its underlying Property to an affiliate of the Local General Partner of Auburn Hills, in connection with which the Partnership received $1,035,516; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011. Of such amount, $48,894 was received in May 2011 and is reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2011. Auburn Hills recognized a gain of $2,569,745 in connection with the sale, which is included in gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6. Auburn Hills was subsequently dissolved. The Partnership’s investment balance in Auburn Hills, after cumulative equity losses and distributions, became zero during the year ended March 30, 2005.

In November 2009, Harborside sold its underlying Property, in connection with which the Partnership received $3,215,499 at the date of sale and an additional $401,940 subsequent to March 30, 2010. The total of $3,617,439 is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010. Of the $401,940 noted above, the Partnership received $284,834 in May 2010 and the remaining $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of the Partnership’s partners. Such amount is included in distributions to partners in the accompanying financial statements of the Partnership as of and for the year ended March 30, 2011. In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to Harborside’s Purchase and Sale Contract to protect against potential obligations of Harborside to the buyer. Such escrow was released to the Partnership in December 2010 and is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011. There may be additional proceeds after further resolution of Harborside’s accounts.  Harborside recognized a gain of $3,011,151 in connection with the sale, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2009 herein Note 6. The Partnership’s investment balance in Harborside, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004.

Ann Ell Apartments Associates, Ltd. (“Ann Ell”) sold its underlying Property in March 2010; the Partnership received no proceeds in connection with the sale and Ann Ell was subsequently dissolved. However, upon final resolution of Ann Ell’s accounts, the Partnership received $4,926; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011. Ann Ell recognized a gain of $4,222,465 in connection with the sale, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6. The Partnership made Advances to Ann Ell of $200,458 for the year ended March 30, 2010 to fund operating deficits. Cumulative Advances as of March 30, 2011 and 2010 are $806,324. The Partnership’s investment balance in Ann Ell, after cumulative equity losses and distributions, became zero during the year ended March 30, 1994 and Advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

During the year ended December 31, 2009, Lakeside generated taxable income to the Partnership, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of the Partnership’s partners. Such amount is included in other income from local partnerships and distributions to partners in the accompanying financial statements of the Partnership as of and for the year ended March 30, 2011.  The Partnership’s investment balance in Lakeside, after cumulative equity losses and distributions, became zero during the year ended March 30, 2002.

In September 2009, the Partnership sold its Local Partnership Interest in Nixa Heights Apartments, L.P. (“Nixa Heights”) to an affiliate of the Local General Partner of Nixa Heights for $10,000. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010. The Partnership’s investment balance in Nixa Heights, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

In December 2009, Hughes Manor Limited Partnership (“Hughes Manor”) sold its underlying Property, in connection with which the Partnership received $36,830 and withdrew from Hughes Manor. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2010. Hughes Manor recognized a gain of $331,830 in connection with the sale, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2009 herein Note 6. The Partnership’s investment balance in Hughes Manor, after cumulative equity losses and distributions, became zero during the year ended March 30, 2002.

In June 2012, the Partnership entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Mirador del Toa to an affiliate of the Local General Partner of Mirador del Toa for $19,241. The Partnership received a non-refundable deposit of 20% of the purchase price. The Purchase Agreement is subject to the approval of Mirador del Toa’s mortgage lender and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement. The Partnership’s investment balance in Mirador del Toa, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,274,000 as of June 2012. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $55,000 as of June 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of June 2012 total approximately $8,766,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $444,000 as of June 2012, which includes accrued interest, and that the City has sold certain of the tax liens to third parties. The Partnership’s investment balance in Littleton, after cumulative equity losses and distributions, became zero during the year ended March 30, 1999.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

The Partnership’s investment in North Hills Farms represents more than 20% of the Partnership’s total assets as of March 30, 2012 and 2011 and the equity in income (loss) from the Partnership’s investment in North Hills Farms for the years ended March 30, 2012 and 2011 represents more than 20% of the Partnership’s net income for such years. The following financial information represents certain balance sheet and operating statement data of North Hills Farms as of and for the years ended December 31, 2011 and 2010:

	2011	2010

Total assets	$4,135,412	$3,920,703

Total liabilities	$2,875,158	$3,098,877

Revenue	$3,109,255	$3,027,677

Net income (loss)	$438,428	$(195,299)

The combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2011, 2010 and 2009 are reflected on pages 35 and 36, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2011 and 2010 are as follows:

	2011	2010

ASSETS

Cash and cash equivalents	$2,486,670	$2,002,879
Rents receivable	340,209	325,900
Escrow deposits and reserves	3,768,714	3,761,660
Land	2,644,872	2,644,872
Buildings and improvements (net of accumulated depreciation of $66,309,783 and $63,312,097)	27,716,397	29,711,628
Intangible assets (net of accumulated amortization of $369,738 and $352,554)	211,327	228,511
Other assets	1,281,930	1,268,430

	$38,450,119	$39,943,880

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,284,590	$2,175,249
Due to related parties	839,201	701,924
Mortgage loans	42,627,511	43,491,009
Notes payable	727,623	727,623
Accrued interest	7,634,933	7,306,726
Other liabilities	453,924	483,815

	54,567,782	54,886,346

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	21,378,955	21,378,955
Cumulative loss	(16,193,187)	(16,627,230)

	5,185,768	4,751,725

General partners and other limited partners
Capital contributions, net of distributions	1,352,530	1,589,952
Cumulative loss	(22,655,961)	(21,284,143)

	(21,303,431)	(19,694,191)

	(16,117,663)	(14,942,466)

	$38,450,119	$39,943,880

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

6.    Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

REVENUE

Rental	$14,794,106	$16,374,293	$18,767,804
Interest and other	473,183	433,200	904,086

TOTAL REVENUE	15,267,289	16,807,493	19,671,890

EXPENSES

Administrative	3,352,234	3,501,854	4,790,373
Utilities	2,123,192	2,536,655	3,008,791
Operating and maintenance	4,001,827	4,573,633	5,042,543
Taxes and insurance	1,681,787	1,898,954	2,177,258
Financial	2,004,630	2,552,111	2,902,918
Depreciation and amortization	3,041,394	3,557,471	3,928,766

TOTAL EXPENSES	16,205,064	18,620,678	21,850,649

Loss from operations before gain on sale
of property	(937,775)	(1,813,185)	(2,178,759)

Gain on sale of property	--	6,792,210	3,342,981

NET INCOME (LOSS)	$(937,775)	$4,979,025	$1,164,222

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$434,043	$987,602	$2,315,878
General partners and other limited partners (includes Partnership loss in excess of investment of $1,518,811, $1,436,078 and $1,883,141 and specially allocated income of $350,422, $5,499,181 and $831,500)	(1,371,818)	3,991,423	(1,151,656)

	$(937,775)	$4,979,025	$1,164,222

*The amounts allocated to the Partnership for 2010 and 2009 include an allocation of gain from certain Local Partnerships whose Properties were sold. Because the Partnership’s investment balance in such Local Partnerships was zero at the date of sale, the Partnership recognized any cash received in connection with such sales as income when received and recognized the loss allocation from operations, which losses for the years ended December 31, 2010 and 2009 were $193,345 and $327,068, respectively.

  AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

7.    Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties (the "Invested Assets"). The Partnership incurred Management Fees of $123,341, $162,200 and $137,487 for the years ended March 30, 2012, 2011 and 2010, respectively. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred Additional Management Fees of $52,861, $69,514 and $58,923 for the years ended March 30, 2012, 2011 and 2010, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations. Unpaid Management Fees and Additional Management fees in the cumulative amount of $83,270 and $107,068 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2012 and 2011, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership.  The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred Administration Fees of $123,341, $162,201 and $137,487 for the years ended March 30, 2012, 2011 and 2010, respectively. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred Additional Administration Fees of $52,861, $69,514 and $58,923 for the years ended March 30, 2012, 2011 and 2010, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $344,665 were paid during the year ended March 30, 2010. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $63,984 and $104,535 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2012 and 2011, respectively.

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

For the years ended December 31, 2011, 2010 and 2009, Ann Ell and Cityside paid and/or incurred the following amounts to affiliates of the General Partner in connection with services provided to such Local Partnerships:

	2011		2010		2009
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$76,243	$73,987	$76,750	$76,765	$89,389	$99,840

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

8.    Taxable Income (Loss)

A reconciliation of the financial statement net income of the Partnership for the years ended March 30, 2012, 2011 and 2010 to the tax return income (loss) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2012	2011	2010

Financial statement net income for the years ended March 30, 2012, 2011 and 2010	$199,071	$591,711	$2,796,971

Add (less) net transactions occurring between
January 1, 2009 to March 30, 2009	--	--	(168,260)
January 1, 2010 to March 30, 2010	--	268,093	(268,093)
January 1, 2011 to March 30, 2011	(140,528)	140,528	--
January 1, 2012 to March 30, 2012	84,527	--	--

Adjusted financial statement net income for the years ended December 31, 2011, 2010 and 2009	143,070	1,000,332	2,360,618

Adjustment to Management Fees and Administration Fees pursuant to Internal Revenue Code Section 267	(76,623)	(708,795)	(433,916)

Differences arising from gain on sale of limited partner interests/local partnership properties	(48,894)	3,154,811	1,673,027

Differences arising from equity in income (loss) of investment in local partnerships	(761,703)	(1,717,958)	(1,737,104)

Nondeductible flow through expenses	8,621	52	83

Nondeductible expenses	8,852	--	--

Under accrued expenses	94,496	--	--

Other income from local partnerships	(194,038)	(84,520)	(37,407)

Other differences	(3,130)	1,791	(543)

Tax return income (loss) for the years ended December 31, 2011, 2010 and 2009	$(829,349)	$1,645,713	$1,824,758

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2011 and 2010 are as follows:

	2011	2010
Investment in local partnerships - financial reporting	$1,195,248	$761,205
Investment in local partnerships - tax	(16,434,352)	(15,912,654)

	$17,629,600	$16,673,859

Payable to general partner and affiliate in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2012, 2011 AND 2010

9.    Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investment.

The estimated fair values of the Partnership’s other financial instruments as of March 30, 2012 and 2011 are disclosed elsewhere in the notes to the financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 64, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Tax Credits and a general partner of Secured Income L.P., the sole director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 51, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 51, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits. Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 56, is the Secretary of Richman Tax Credits and a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 50, is the Assistant Treasurer of Richman Tax Credits and is the Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.     Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax Credits and did not pay any such compensation during the year ended March 30, 2012 or during the prior two fiscal years. During the year ended March 30, 2012 and during the prior two fiscal years, Richman Tax Credits did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Tax Credits receive compensation from certain affiliates of Richman Tax Credits for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 5,698 Units, representing approximately 10.22% of all such Units. As of June 4, 2012, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax Credits nor the director or any officer of Richman Tax Credits own any Units.  Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13.     Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2013.

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

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2012 and 2011.

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

Item 14.     Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2012 and 2011:

	2012	2011

Audit Fees	$47,250	$47,250
Audit-Related Fees	--	--
Tax Fees	$15,750	$16,375
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2012 and 2011.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2012 and 2011 principal accountant fees and services.

PART IV

Item 15.          Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements.

See Item 8 - Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules.

No financial statement schedules are included because of the absence of the conditions under whichthey are required or because the information is included in the financial statements or the notes thereto.

(3)	Exhibits.

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 16, 1989 (File No. 33-25337)

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report for the period ended June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report for the period ended June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report for the period ended December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report for the period ended September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report for the period ended December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report for the period ended September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report for the period ended September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report for the period ended December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report for the period ended September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report for the period ended December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report for the period ended June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report for the period ended June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report for the year ended March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report for the year ended March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report for the period ended December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report for the period ended September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report for the year ended March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report for the year ended March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report for the year ended March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report for the period ended December 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report for the period ended September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report for the period ended September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report for the period ended June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report for the year ended March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report for the period ended June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report for the year ended March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report for the period ended December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report for the period ended December 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report for the year ended March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report for the period ended June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

Incorporated by
	Exhibit	Reference to

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report for the period ended September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report for the period ended December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report for the period ended December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report for the period ended December 30, 1993
(File No. 0-18405)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

Incorporated by
	Exhibit	Reference to

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 14 through 33 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.2	Pages 47 through 70 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.3	Pages 86 through 88 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.4	Supplement No. 1 dated July 25, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.5	Supplement No. 2 dated September 18, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.6	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.7	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.8	Independent Auditor’s Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors’ Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.11	Independent Auditor’s Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.12	Independent Auditors’ Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.13	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

51

Incorporated by
	Exhibit	Reference to

99.14	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

99.15	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.16	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited artnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.17	Audited Financial Statements of Patton Place Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.18	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-18405)

99.19	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*Filed herewith.

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general Partner

Dated: June 27, 2012	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 27, 2012	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 27, 2012
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 27, 2012
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of the	June 27, 2012
(Richard Paul Richman)	General Partner