Form 10-Q
period 2012-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2012-08-13
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2012

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

As of August 13, 2012, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2012	2012

ASSETS

Cash and liquid investments

Cash and cash equivalents	$7,345	$31,046
Investment in Pemberwick Fund - a short duration bond fund	3,076,374	3,113,846

Total cash and liquid investments	3,083,719	3,144,892

Due from local partnerships		37,500
Prepaid expenses	15,184
Investment in local partnerships	1,206,430	1,195,248

	$4,305,333	$4,377,640

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$16,400	$75,632
Payable to general partner and affiliates	209,521	147,254

	225,921	222,886
Commitments and contingencies

Partners' equity (deficit)

General partner	(452,046)	(451,263)
Limited partners (55,746 units of limited partnership interest outstanding)	4,524,576	4,602,072
Accumulated other comprehensive income	6,882	3,945

	4,079,412	4,154,754

	$4,305,333	$4,377,640

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

REVENUE

Interest	$9,591	$13,491
Other income from local partnerships	2,188	185,188

TOTAL REVENUE	11,779	198,679

EXPENSES

Administration fees	33,064	44,052
Management fees	33,064	44,052
Professional fees	17,435	19,621
State of New Jersey filing fee	15,183	17,751
Printing, postage and other	2,494	5,605

TOTAL EXPENSES	101,240	131,081

	(89,461)	67,598

Equity in income of investment in local partnerships	11,182	77,557

NET INCOME (LOSS)	(78,279)	145,155

Other comprehensive income (loss) - Pemberwick Fund	2,937	(9,435)
Other comprehensive loss - investment in bond		(3,253)

COMPREHENSIVE INCOME (LOSS)	$(75,342)	$132,467

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(783)	$1,452
Limited partners	(77,496)	143,703

	$(78,279)	$145,155

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$(1.39)	$2.58

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$9,591	$11,912
Cash paid for
Administration fees	(3,861)	(2,540)
Professional fees	(58,324)	(63,367)
State of New Jersey filing fee	(46,354)	(128,143)
Printing, postage and other expenses	(4,850)	(8,454)

Net cash used in operating activities	(103,798)	(190,592)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(9,464)	(11,581)
Redemptions from Pemberwick Fund	49,873
Proceeds in connection with sale of limited partner interests/local partnership properties		48,894
Distributions received from local partnerships	39,688	185,188

Net cash provided by investing activities	80,097	222,501

Net increase (decrease) in cash and cash equivalents	(23,701)	31,909

Cash and cash equivalents at beginning of period	31,046	280,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,345	$312,414

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$2,937	$(9,435)

Unrealized loss on investment in bond		$(3,253)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2012 AND 2011
(UNAUDITED)

	2012	2011
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(78,279)	$145,155

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(11,182)	(77,557)
Other income from local partnerships	(2,188)	(185,188)
Amortization of premium on investment in bond		615
Increase in interest receivable		(2,194)
Increase in prepaid expenses	(15,184)	(17,899)
Decrease in accounts payable and accrued expenses	(59,232)	(139,088)
Increase in due to general partner and affiliates	62,267	85,564

NET CASH USED IN OPERATING ACTIVITIES	$(103,798)	$(190,592)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2012
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Partnership’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2012 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of June 29, 2012, the Partnership holds a Local Partnership Interest in thirty-five Local Partnerships. See discussion below regarding the potential sale of a Local Partnership Interest. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the three months ended June 29, 2012, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2012	$1,195,248

Equity in income of investment in local partnerships	11,182	*

Distributions from Local Partnerships	(2,188)

Distributions classified as other income	2,188

Investment in local partnerships as of June 29, 2012	$1,206,430

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

In June 2012, the Partnership entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Mirador del Toa Limited Partnership (“Mirador del Toa”) to an affiliate of the Local General Partner of Mirador del Toa for $19,241. The Purchase Agreement is subject to the approval of Mirador del Toa’s mortgage lender and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement. Mirador del Toa has escrowed a non-refundable deposit of $3,848 with the Partnership’s counsel in connection with the potential sale, which amount will be released to the Partnership in the event the sale does not occur at the Closing Date (as such term is defined in the Purchase Agreement) if the Partnership is not in violation of the terms of the Purchase Agreement. The Partnership’s investment balance in Mirador del Toa, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of August 2012 total approximately $8,770,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $444,000 as of June 2012, which includes accrued interest, and that the City has sold certain of the tax liens to third parties. The Partnership’s investment balance in Littleton, after cumulative equity losses and distributions, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,298,000 as of August 2012. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $55,000 as of June 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

The Partnership’s investment in North Hills Farms Limited Partnership (“North Hills Farms”) represents more than 20% of the Partnership’s total assets as of June 29, 2012. The following financial information represents certain unaudited balance sheet and operating statement data of North Hills Farms as of and for the three months ended March 31, 2012:

Total assets	$4,024,803

Total liabilities	$1,005,624

Revenue	$782,589

Net income	$11,295

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2012
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.03 per share as of June 29, 2012. An unrealized gain of $6,882 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2012. As of June 29, 2012, the Partnership has earned $93,828 of interest revenue from its investment in Pemberwick.

4.	Additional Information

Additional information, including the audited March 30, 2012 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2012, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2012. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of Registrant’s investee partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”). During the three months ended June 29, 2012, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $61,000 during the three months ended June 29, 2012 (which includes an unrealized gain on investment in Pemberwick of approximately $3,000). During the three months ended June 29, 2012, the investment in local partnerships increased as a result of Registrant's equity in the Local Partnerships' net income for the three months ended March 31, 2012 of $11,182. Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of June 29, 2012.

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

Registrant’s operations for the three months ended June 29, 2012 and 2011 resulted in net income (loss) of $(78,279) and $145,155, respectively. The increase in net loss is primarily attributable to (i) a decrease in other income from local partnerships of approximately $183,000 and (ii) a decrease in equity in income of investment in local partnerships of approximately $66,000, which decrease is attributable to a decrease in the net income of the Local Partnership in which Registrant continues to have an investment balance, all partially offset by a decrease in administration and management fees in the aggregate of approximately $22,000. Other comprehensive income for the three months ended June 29, 2012 resulted from an unrealized gain on investment in Pemberwick of $2,937.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its limited partner equity interests in the Local Partnerships (the “Local Partnership Interests”). As of August 2012, Registrant owns thirty-five of the fifty Local Partnership Interests initially acquired. See below regarding the potential sale of a Local Partnership Interest. In a prior year, Registrant served a demand on the general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In June 2012, Registrant entered into a purchase agreement (the “Purchase Agreement”) to sell its Local Partnership Interest in Mirador del Toa Limited Partnership (“Mirador del Toa”) to an affiliate of the Local General Partner of Mirador del Toa for $19,241. The Purchase Agreement is subject to the approval of Mirador del Toa’s mortgage lender and there can be no assurance that the Local Partnership Interest will be sold under the terms of the Purchase Agreement. Mirador del Toa has escrowed a non-refundable deposit of $3,848 with Registrant’s counsel in connection with the potential sale, which amount will be released to Registrant in the event the sale does not occur at the Closing Date (as such term is defined in the Purchase Agreement) if Registrant is not in violation of the terms of the Purchase Agreement. Registrant’s investment balance in Mirador del Toa, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of August 2012 total approximately $8,770,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $444,000 as of June 2012, which includes accrued interest, and that the City has sold certain of the tax liens to third parties. Registrant’s investment balance in Littleton, after cumulative equity losses and distributions, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,298,000 as of August 2012. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $55,000 as of June 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which Registrant has received a total of approximately $3,917,000 as of June 29, 2012. Harborside continues in existence and there may be additional proceeds after further resolution of Harborside’s accounts. Registrant’s investment balance in Harborside, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized gain of $6,882 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2012. As of June 29, 2012, Registrant has earned $93,828 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2012.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.             Legal Proceedings.

None.

Item 1A.         Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2012.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of certain Local Partnerships.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.*
Exhibit 101.xsd - XBRL Schema.*
Exhibit 101.cal - XBRL Calculation.*
Exhibit 101.def - XBRL Definition.*
Exhibit 101.lab - XBRL Label.*
Exhibit 101.pre - XBRL Presentation.*

* The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties II L.P.,
General Partner

By:Richman Tax Credits Inc.,
general partner

Dated: August 13, 2012	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 13, 2012	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: August 13, 2012	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director