Form 10-Q
period 2012-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2013-03-19
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2012

OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from____________to____________

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

As of March 19, 2013, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2012	2012

ASSETS

Cash and liquid investments

Cash and cash equivalents	$3,677,824	$31,046
Investment in Pemberwick Fund - a short duration bond fund	2,796,651	3,113,846

Total cash and liquid investments	6,474,475	3,144,892

Due from local partnerships		37,500
Investment in local partnerships		1,195,248

	$6,474,475	$4,377,640

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$58,444	$75,632
Payable to general partner and affiliates	55,424	147,254

	113,868	222,886

Commitments and contingencies

Partners' equity (deficit)

General partner	(429,454)	(451,263)
Limited partners (55,746 units of limited partnership interest outstanding)	6,761,136	4,602,072
Accumulated other comprehensive income	28,925	3,945

	6,360,607	4,154,754

	$6,474,475	$4,377,640

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	December 30, 2012	December 30, 2012	December 30, 2011	December 30, 2011

REVENUE

Interest	$13,920	$32,827	$11,688	$33,920
Other income from local partnerships	11,260	15,948	6,996	194,038

TOTAL REVENUE	25,180	48,775	18,684	227,958

EXPENSES

Administration fees	38,236	109,857	42,510	125,993
Management fees	38,236	109,857	42,510	125,993
Professional fees	18,107	55,080	21,402	58,518
State of New Jersey filing fee	15,184	45,551	17,898	53,548
Printing, postage and other	6,384	13,450	1,517	14,351

TOTAL EXPENSES	116,147	333,795	125,837	378,403

	(90,967)	(285,020)	(107,153)	(150,445)

Equity in income of investment in local partnerships	94,601	219,294	120,639	276,603

Income (loss) prior to gain on sale of limited partner interests/local partnership properties	3,634	(65,726)	13,486	126,158

Gain on sale of limited partner interests/local partnership properties	2,246,599	2,246,599

NET INCOME	2,250,233	2,180,873	13,486	126,158

Other comprehensive income (loss) - Pemberwick Fund	(3,132)	24,980	(2,673)	(81,401)
Reclassification of unrealized gain on investment in bond				(2,730)

COMPREHENSIVE INCOME	$2,247,101	$2,205,853	$10,813	$42,027

NET INCOME ATTRIBUTABLE TO

General partner	$22,503	$21,809	$135	$1,262
Limited partners	2,227,730	2,159,064	13,351	124,896

	$2,250,233	$2,180,873	$13,486	$126,158

NET INCOME per unit of limited partnership interest (55,746 units of limited partnership interest)	$39.96	$38.73	$.24	$2.24

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$32,827	$40,186
Cash paid for
Administration fees	(146,129)	(212,889)
Management fees	(165,415)	(200,000)
Professional fees	(69,109)	(75,714)
State of New Jersey filing fee	(46,354)	(128,143)
Printing, postage and other expenses	(15,806)	(21,585)

Net cash used in operating activities	(409,986)	(598,145)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(30,211)	(34,959)
Redemptions from Pemberwick Fund	372,386	40,568
Proceeds in connection with sale of limited partner interests/local partnership properties	3,661,141	48,894
Distributions received from local partnerships	53,448	194,038
Proceeds from redemption of investment in bond		91,000

Net cash provided by investing activities	4,056,764	339,541

Net increase (decrease) in cash and cash equivalents	3,646,778	(258,604)

Cash and cash equivalents at beginning of period	31,046	280,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,677,824	$21,901

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$24,980	$(81,401)

Reclassification of unrealized gain on investment in bond		$(2,730)

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$2,180,873	$126,158

Adjustments to reconcile net income to net cash used in operating activities

Equity in income of investment in local partnerships	(219,294)	(276,603)
Gain on sale of limited partner interests/local partnership properties	(2,246,599)
Other income from local partnerships	(15,948)	(194,038)
Amortization of premium on investment in bond		1,229
Loss on redemption of investment in bond		4,914
Decrease in interest receivable		123
Decrease in accounts payable and accrued expenses	(17,188)	(99,025)
Decrease in due to general partner and affiliates	(91,830)	(160,903)

NET CASH USED IN OPERATING ACTIVITIES	$(409,986)	$(598,145)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2012
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted, in part, by the combined results of operations of the Partnership’s investee partnerships (the “Local Partnerships”), which are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods. Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2012 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty Local Partnerships representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of December 30, 2012, the Partnership holds a Local Partnership Interest in thirty-two Local Partnerships. See below regarding the sale of two Local Partnership Interests subsequent to December 30, 2012 and the proposed sale of a Local Partnership Interest. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2012, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2012	$1,195,248

Equity in income of investment in local partnerships	219,294	*

Distributions from Local Partnerships	(3,714,589)

Distributions classified as other income	53,448

Gain on sale of limited partner interests/local partnership properties	2,246,599

Investment in local partnerships as of December 30, 2012	$--

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In October 2012, the Partnership sold its Local Partnership Interest in Mirador del Toa Limited Partnership (“Mirador del Toa”) to an affiliate of the Local General Partner of Mirador del Toa for $19,241; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. The Partnership’s investment balance in Mirador del Toa, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

In December 2012, the Partnership sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). The Partnership recognized a gain of $2,171,889 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. There may be an adjustment to the proceeds after further resolution of North Hills Farms’ accounts under the terms of the North Hills Farms Purchase Agreement. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance.

In December 2012, the Partnership entered into a contract to sell its Local Partnership Interest in Santa Juanita Limited Dividend Partnership (“Santa Juanita”) to an affiliate of the Local General Partner of Santa Juanita; there will be no proceeds in connection with the proposed sale. Such proposed sale is subject to the approval of the United States Department of Housing and Urban Development (“HUD”); there can be no assurance that HUD will approve the contract. The Partnership’s investment balance in Santa Juanita, after cumulative equity losses and distributions, became zero during the year ended March 30, 2003.

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which the Partnership had received a total of approximately $3,917,000 as of March 30, 2012. Upon further resolution of Harborside’s accounts, the Partnership received $55,469 during the nine months ended December 30, 2012; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Harborside has since been dissolved. The Partnership’s investment balance in Harborside, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004.

In March 2013, the Partnership sold its Local Partnership Interests in Cleveland Square, Ltd. (“Cleveland Square”) and Corrigan Square, Ltd. (“Corrigan Square”) to an affiliate of the Local General Partners of Cleveland Square and Corrigan Square for a total of $79,200; such amount will be recognized by the Partnership as gain on sale of limited partner interests/local partnership properties. Such Local Partnerships have the same Local General Partner. The Partnership’s investment balance in such Local Partnerships, after cumulative equity losses and distributions, became zero during the year ended March 30, 1999.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of January 2013 total approximately $8,886,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $444,000 as of June 2012, which includes accrued interest, and that the City has sold certain of the tax liens to third parties. The Partnership’s investment balance in Littleton, after cumulative equity losses and distributions, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,357,000 as of January 2013. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $26,000 as of December 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.11 per share as of December 30, 2012. An unrealized gain of $28,925 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2012. As of December 30, 2012, the Partnership has earned $117,062 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2012, American Tax Credit Properties II L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2012, primarily the result of proceeds received in connection with the sale of its interest in North Hills Farms Limited Partnership (“North Hills Farms”) (see discussion below under Results of Operations and Local Partnership Matters). Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in operating partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the Local Partnerships. During the nine months ended December 30, 2012, Registrant received cash from interest revenue, proceeds in connection with the sale of certain Local Partnership Interests and the sale of a certain Local Partnership’s Property (see discussion below under Results of Operations and Local Partnership Matters), redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and distributions from Local Partnerships, and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $3,330,000 during the nine months ended December 30, 2012 (which includes an unrealized gain on investment in Pemberwick of approximately $25,000). During the nine months ended December 30, 2012, the investment in local partnerships decreased as a result of the Partnership’s sale of its Local Partnership Interest in North Hills Farms, which was the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Results of Operations and Local Partnership Matters). After such sale, and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance. Payable to general partner and affiliates represents accrued administration and management fees in the accompanying unaudited balance sheet as of December 30, 2012.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of the Partnership’s sale of its Local Partnership Interest in North Hills Farms (see discussion below under Local Partnership Matters), and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the nine months ended December 30, 2012.

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

Registrant’s operations for the three months ended December 30, 2012 and 2011 resulted in net income of $2,250,233 and $13,486, respectively. The increase is primarily attributable to gain on sale of limited partner interests/local partnership properties in fiscal 2012 of approximately $2,247,000 (see discussion below under Local Partnership Matters). Other comprehensive loss for the three months ended December 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $3,132.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the nine months ended December 30, 2012 and 2011 resulted in net income of $2,180,873 and $126,158, respectively. The increase is primarily attributable to (i) gain on sale of limited partner interests/local partnership properties in fiscal 2012 of approximately $2,247,000 (see discussion below under Local Partnership Matters) and (ii) a decrease in administration and management fees in the aggregate of approximately $32,000, all partially offset by (i) a decrease in other income from local partnerships of approximately $178,000 and (ii) a decrease in equity in income of investment in local partnerships of approximately $57,000, which is attributable to a decrease in the net income of the Local Partnership in which Registrant continued to have an investment balance. Other comprehensive income for the nine months ended December 30, 2012 resulted from an unrealized gain on investment in Pemberwick of $24,980.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its Local Partnership Interests. As of March 2013, Registrant owns thirty of the fifty Local Partnership Interests initially acquired. See below regarding the proposed sale of a Local Partnership Interest. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, six of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The six Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. Of the six Local Partnerships noted above, three entered into restructuring agreements in prior years, resulting in changes to both rent subsidy and mandatory debt service.

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

In October 2012, Registrant sold its Local Partnership Interest in Mirador del Toa Limited Partnership (“Mirador del Toa”) to an affiliate of the Local General Partner of Mirador del Toa for $19,241; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Registrant’s investment balance in Mirador del Toa, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

In December 2012, Registrant sold its Local Partnership Interest in North Hills Farms to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). Registrant recognized a gain of $2,171,889 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. There may be an adjustment to the proceeds after further resolution of North Hills Farms’ accounts under the terms of the North Hills Farms Purchase Agreement. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance.

In December 2012, Registrant entered into a contract to sell its Local Partnership Interest in Santa Juanita Limited Dividend Partnership (“Santa Juanita”) to an affiliate of the Local General Partner of Santa Juanita; there were no proceeds in connection with the proposed sale. Such proposed sale is subject to the approval of HUD; there can be no assurance that HUD will approve the contract. Registrant’s investment balance in Santa Juanita, after cumulative equity losses and distributions, became zero during the year ended March 30, 2003.

In November 2009, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which Registrant had received a total of approximately $3,917,000 as of March 30, 2012. Upon further resolution of Harborside’s accounts, Registrant received $55,469 during the nine months ended December 30, 2012; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Harborside has since been dissolved. Registrant’s investment balance in Harborside, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004.

In March 2013, Registrant sold its Local Partnership Interests in Cleveland Square, Ltd. (“Cleveland Square”) and Corrigan Square, Ltd. (“Corrigan Square”) to an affiliate of the Local General Partners of Cleveland Square and Corrigan Square for a total of $79,200; such amount will be recognized by Registrant as gain on sale of limited partner interests/local partnership properties. Such Local Partnerships have the same Local General Partner. Registrant’s investment balance in such Local Partnerships, after cumulative equity losses and distributions, became zero during the year ended March 30, 1999.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of January 2013 total approximately $8,886,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $444,000 as of June 2012, which includes accrued interest, and that the City has sold certain of the tax liens to third parties. Registrant’s investment balance in Littleton, after cumulative equity losses and distributions, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,357,000 as of January 2013. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $26,000 as of December 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

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

●	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.

●	Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the nine months ended December 30, 2012.

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

Item 3.             Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized gain of $28,925 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2012. As of December 30, 2012, Registrant has earned $117,062 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2012.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 4.            Controls and Procedures (Continued).

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: March 19, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: March 19, 2013	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: March 19, 2013	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director