Form 10-K
period 2013-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2013-06-27
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2013

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

Large Accelerated Filer         Accelerated Filer       Non-Accelerated Filer            Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No    X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 27, 2013, there are 55,746 units outstanding.  The aggregate sales price for such units was $55,746,000.

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

General Development of Business and Narrative Description of Business

American Tax Credit Properties II L.P. (the "Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (“IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in fifty such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the IRC (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns thirty of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Item 1A.                      Risk Factors.

Risks Relating to Registrant’s Business and Industry

There is no guarantee that the remaining Properties will be sold or, if sold, that Registrant would receive any proceeds.

As noted above in Item 1 - Business, in a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. However, the market of interested buyers of the Properties is limited. Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

●	the Extended Use Provisions;

●
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

●	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant. Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner and/or affiliates thereof for prior operating advances and deferred fees. As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Registrant initially acquired Local Partnership Interests in fifty Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2006 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns thirty of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period. While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the remaining Local Partnership Interests or the amount of proceeds which may be received in such dispositions. In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.                    Properties (Continued).

The initial Local Partnership Interests were acquired by Registrant in 1989 and 1990. Although Registrant generally owns a 98.9% to 99% Local Partnership Interest in the remaining Local Partnerships, Registrant and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. ("Santa Juanita"), whereby Registrant owns 64.36%. In addition, Registrant and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

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

Item 2.                    Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2012		(see footnotes)
1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796		$45,642		(1a&d)
2000-2100 Christian Street Associates (3), (13) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		--	(3)
Ann Ell Apartments Associates, Ltd. (3), (6), (13) Ann Ell Apartments Miami Beach, Florida	54	1,411,983		--	(3)
Auburn Hills Apartments Limited Partnership Auburn Hills Apartments Cabot, Arkansas	24	201,649		955,719		(1b)
Auburn Hills Townhouses Limited Partnership (3), (7) Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		--	(3)
Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741	(2)	1,362,500		(1b)
Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		693,272		(1b)
Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	1,032,580		(1b&c)
Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199		1,374,385		(1b)
Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	--	(3)
Christian Street Associates Limited Partnership (3), (13) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		--	(3)
Cityside Apartments, Phase II, L.P. (4), (8) Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		--	(4)
Cleveland Square, Ltd. (12) Cleveland Square Apartments Cleveland, Texas	48	223,327		699,057

Item 2.	Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2012		(see footnotes)
College Avenue Apartments Limited Partnership (3), (13) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$--	(3)
Corrigan Square, Ltd. (12) Corrigan Square Apartments Corrigan, Texas	96	372,833		1,208,379
De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051		1,214,022		(1b)
Dermott Villas Limited Partnership (3) Dermott Villas Dermott, Arkansas	32	272,802		--	(3)
Eagle View, Ltd. Eagle View Apartments Clearfield, Kentucky	14	102,850		338,719		(1b)
Elm Hill Housing Limited Partnership (3) Elm Hill Housing Boston, Massachusetts	142	5,712,391		--	(3)
Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838		707,881		(1b)
Forest Village Housing Partnership (3), (13) Forest Village Apartments Auburn, Washington	89	1,706,079		--	(3)
Harborside Housing Limited Partnership (5) Cal-View Apartments East Chicago, Indiana	255	1,789,434		--	(5)
Hill Com I Associates Limited Partnership Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635		1,165,986		(1a,d&e)
Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172		938,031		(1a,d&e)
Hughes Manor Limited Partnership (3) Hughes Manor Hughes, Arkansas	32	287,261		--	(3)
Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	90,878	(2)	684,816		(1b&c)

Item 2.                    Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2012		(see footnotes)
Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$5,356,026		(1a,b&d)
Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	714,441		(1b&c)
Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225		660,220		(1b
Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080		(1b)
Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645		658,863		(1b)
Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952		558,348		(1b&c)
Mirador del Toa Limited Partnership (4), (9) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	--	(4)
Nixa Heights Apartments, L.P. (3) Nixa Heights Apartments Nixa, Missouri	40	250,030		--	(3)
North Hills Farms Limited Partnership (4), (10) North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		--	(4)
Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044		467,980		(1a&d)
Plantersville Family, L.P. Regal Ridge Apartments Plantersville, Mississippi	24	152,268		551,586		(1b)
Powelton Gardens Associates (3) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		--	(3)
Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419	(2)	1,079,256		(1b)
Queen Lane Investors Queen’s Row Philadelphia, Pennsylvania	29	603,552	(2)	2,268,790		(1b)

Item 2.	Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2012		(see footnotes)
Renova Properties, L.P. Hymon Lucas Manor Renova, Mississippi	24	$165,582		$599,582		(1b&c)
Santa Juanita Limited Dividend Partnership L.P. (11) Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	1,313,071		(1a,b,d&f)
Simpson County Family, L.P. Azalea Apartments Magee, Mississippi	24	211,823		769,550		(1c)
Summers Village Limited Partnership Summers Village Apartments Summersville, West Virginia	24	194,674		761,190		(1b)
Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984		685,558		(1b)
The Pendleton (A Louisiana Partnership in Commendam) (3), (13) The Pendleton Shreveport, Louisiana	36	447,621		--	(3)
Trenton Heights Apartments, L.P. Trenton Heights Apartments Trenton, Mississippi	40	100,434		411,313		(1b)
Twin Pine Family, L.P. Twin Pine Apartments Louisville, Mississippi	24	163,172		527,223		(1b)
Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216		1,141,392		(1)b
York Park Associates Limited Partnership (3) York Park Apartments Dundalk, Maryland	80	2,146,200		--	(3)
		$48,460,126		$35,248,458

(1)	Description of Subsidies:

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

Item 2.                    Properties (Continued).

(e)  The Local Partnership entered into a restructuring agreement of its Section 8 contracts and debt structure under applicable HUD guidelines in 2001.

(f)  The Local Partnership entered into a restructuring agreement of its Section 8 contract and debt structure under applicable HUD guidelines in 2008.

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 in Note 6 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2012 in Note 6 to the accompanying financial statements.

(5)
The underlying Property was sold in November 2009 and the Local Partnership was dissolved in 2012. The combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 included in Note 6 to the accompanying financial statements include results of operations for such Local Partnership. There are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2012 in Note 6 to the accompanying financial statements.

(6)
The underlying Property was sold in March 2010 and the Local Partnership was subsequently dissolved.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of dissolution.

(7)
The underlying Property was sold in November 2010 and the Local Partnership was subsequently dissolved. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of dissolution.

(8)
Registrant assigned its Local Partnership Interest to an affiliate of one of the Local General Partners in March 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of assignment.

(9)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in October 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
Registrant sold its Local Partnership Interest to affiliates of the Local General Partners in December 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2012 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)
Registrant has entered into a contract to sell its Local Partnership Interest to an affiliate of the Local General Partner (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partners in March 2013; such Local Partnerships have the same Local General Partner (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.                    Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 13, 2013 was approximately 2,324, holding an aggregate of 55,746 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future. There were no cash distributions to the Limited Partners during the years ended March 30, 2013 and 2012, although there were withholding taxes paid on behalf of the Limited Partners during fiscal 2011.

Low-income Housing Tax Credits and Historic Rehabilitation Tax Credits (together, the “Tax Credits”), which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit, net of circumstances which have given rise to recapture. The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2005 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2006. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in three closings with aggregate Limited Partners’ capital contributions of $55,746,000. In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (“IRC”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the IRC. The Net Proceeds were utilized in acquiring a Local Partnership Interest in fifty Local Partnerships.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2013, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $6,547,701, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2013, Registrant received cash from interest revenue, redemptions from Pemberwick, distributions from Local Partnerships and proceeds in connection with the sale of certain Local Partnerships’ Properties and certain Local Partnership Interests (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $3,403,000 during the year ended March 30, 2013 (which includes an unrealized gain on investment in Pemberwick of approximately $28,000).

During the year ended March 30, 2013, investment in local partnerships decreased as a result of Registrant’s sale of its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”). North Hills Farms was the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Results of Operations and Local Partnership Matters). After such sale, and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance. Payable to general partner and affiliates represents accrued administration and management fees in the accompanying balance sheet as of March 30, 2013.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 6 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances. As a result of Registrant’s sale of its Local Partnership Interest in North Hills Farms (see discussion below under Local Partnership Matters), and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

Registrant’s operations for the years ended March 30, 2013, 2012 and 2011 resulted in net income of $2,156,636, $199,071 and $591,711, respectively. The increase in net income from fiscal 2012 to fiscal 2013 is primarily attributable to (i) gain on sale of limited partner interests/local partnership properties of approximately $2,339,000 in fiscal 2013 (see discussion below under Local Partnership Matters) and (ii) a decrease in administration fees and management fees in the cumulative amount of approximately $64,000, all partially offset by (i) a decrease in other income from local partnerships of approximately $219,000 and (ii) a decrease in equity in income of investment in local partnerships of approximately $228,000, which decrease is attributable to a decrease in the net income of the Local Partnership in which Registrant continued to have an investment balance. Other comprehensive income for the year ended March 30, 2013 resulted from an unrealized gain on investment in Pemberwick of $27,744. The decrease in net income from fiscal 2011 to fiscal 2012 is primarily attributable to a decrease in gain on sale of limited partner interests/local partnership properties of approximately $1,340,000, which is dependent on specific sales, partially offset by (i) an increase in equity in income of investment in local partnerships of approximately $627,000, which increase is attributable to an increase in the net income of the Local Partnership in which Registrant continued to have an investment balance, (ii) a net decrease in operating expenses of approximately $172,000, which decrease is primarily attributable to a decrease in administration fees and management fees in the cumulative amount of approximately $111,000 resulting, in part, from an under accrual as of March 30, 2010 and a decrease in State of New Jersey filing fees of approximately $61,000 and (iii) an increase in other income from local partnerships of approximately $151,000. Other comprehensive loss for the year ended March 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $37,655 and the reclassification of unrealized gain on investment in bond of $2,730.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Local Partnerships’ net loss of approximately $294,000 for the year ended December 31, 2012 includes depreciation and amortization expense of approximately $2,584,000 and interest on non-mandatory debt of approximately $203,000, and does not include principal payments on permanent mortgages of approximately $572,000. The Local Partnerships’ net loss of approximately $938,000 for the year ended December 31, 2011 includes depreciation and amortization expense of approximately $3,041,000 and interest on non-mandatory debt of approximately $512,000, and does not include principal payments on permanent mortgages of approximately $993,000. The Local Partnerships’ net income of approximately $4,979,000 for the year ended December 31, 2010 includes gain on sale of property of approximately $6,792,000, depreciation and amortization expense of approximately $3,557,000 and interest on non-mandatory debt of approximately $555,000, and does not include principal payments on permanent mortgages of approximately $1,138,000. The results of operations of the Local Partnerships for the year ended December 31, 2012 are not necessarily indicative of results that may be expected in future periods. Revenue and expense fluctuations over the past three years have resulted primarily from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns thirty of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in Mirador del Toa Limited Partnership (“Mirador del Toa”) to an affiliate of the Local General Partner of Mirador del Toa for $19,241; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Mirador del Toa reached a zero balance prior to the sale.

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in North Hills Farms to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). Registrant recognized a gain of $2,185,051 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013. There may be an adjustment to the proceeds after further resolution of North Hills Farms’ accounts under the terms of the North Hills Farms Purchase Agreement. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance.

During the year ended March 30, 2013, Registrant sold its Local Partnership Interests in Cleveland Square, Ltd. (“Cleveland Square”) and Corrigan Square, Ltd. (“Corrigan Square”) to an affiliate of the Local General Partners of Cleveland Square and Corrigan Square for a total of $79,200; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013. Such Local Partnerships have the same Local General Partner. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Cleveland Square and Corrigan Square reached a zero balance prior to the sale.

In December 2012, Registrant entered into a contract to sell its Local Partnership Interest in Santa Juanita Limited Dividend Partnership (“Santa Juanita”) to an affiliate of the Local General Partner of Santa Juanita; there will be no proceeds in connection with the proposed sale. The proposed sale is subject to the approval of HUD; there can be no assurance that HUD will approve the contract. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Santa Juanita reached a zero balance in a prior year.

During the year ended March 30, 2010, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which Registrant had received a total of approximately $3,917,000 as of March 30, 2012. Upon further resolution of Harborside’s accounts, Registrant received $55,469 during the year ended March 30, 2013; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013. Harborside has been dissolved. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Harborside reached a zero balance in a prior year.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,420,000 as of June 2013. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $22,000 as of June 2013. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of June 2013 total approximately $8,971,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $444,000 as of June 2012, which includes accrued interest, and that the City has sold certain of the tax liens to third parties.

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

●
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheet of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2013, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/CohnReznick LLP

Sacramento, California
June 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheet of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2012, and the related statements of operations and comprehensive income (loss), changes in partners’ equity (deficit) and cash flows for the years ended March 30, 2012 and 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2012, and the results of its operations and its cash flows for the years ended March 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 27, 2012

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2013 AND 2012

	2013	2012

ASSETS

Cash and liquid investments

Cash and cash equivalents	$3,740,022	$31,046
Investment in Pemberwick Fund - a short duration bond fund	2,807,679	3,113,846

Total cash and liquid investments	6,547,701	3,144,892

Due from local partnerships		37,500
Investment in local partnerships		1,195,248

	$6,547,701	$4,377,640

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$88,601	$75,632
Payable to general partner and affiliates	119,966	147,254

	208,567	222,886

Commitments and contingencies

Partners' equity (deficit)

General partner	(429,697)	(451,263)
Limited partners (55,746 units of limited partnership interest outstanding)	6,737,142	4,602,072
Accumulated other comprehensive income	31,689	3,945

	6,339,134	4,154,754

	$6,547,701	$4,377,640

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

REVENUE

Interest	$41,146	$44,116	$46,449
Other income from local partnerships	15,948	235,263	84,520

TOTAL REVENUE	57,094	279,379	130,969

EXPENSES

Administration fees - affiliate	144,036	176,202	231,715
Management fees - affiliate	144,036	176,202	231,714
Professional fees	81,453	80,813	77,329
State of New Jersey filing fee	49,970	51,637	112,641
Printing, postage and other	26,056	29,497	32,956

TOTAL EXPENSES	445,551	514,351	686,355

	(388,457)	(234,972)	(555,386)

Equity in income (loss) of investment in local partnerships	206,132	434,043	(193,345)

INCOME (LOSS) PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(182,325)	199,071	(748,731)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	2,338,961		1,340,442
NET INCOME	2,156,636	199,071	591,711

Other comprehensive income (loss) - Pemberwick Fund	27,744	(37,655)	41,600
Other comprehensive income - investment in bond			2,730
Reclassification of unrealized gain on investment in bond		(2,730)

OTHER COMPREHENSIVE INCOME (LOSS)	27,744	(40,385)	44,330

COMPREHENSIVE INCOME	$2,184,380	$158,686	$636,041

NET INCOME ATTRIBUTABLE TO

General partner	$21,566	$1,991	$5,917
Limited partners	2,135,070	197,080	585,794

	$2,156,636	$199,071	$591,711

NET INCOME per unit of limited partnership interest (55,746 units of limited partnership interest)	$38.30	$3.54	$10.51

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners’ equity (deficit), March 30, 2010	$(457,856)	$3,949,367	$--	$3,491,511

Net income	5,917	585,794		591,711

Distributions to partners	(1,315)	(130,169)		(131,484)

Other comprehensive income - Pemberwick Fund			41,600	41,600

Other comprehensive income - investment in bond			2,730	2,730

Partners’ equity (deficit), March 30, 2011	(453,254)	4,404,992	44,330	3,996,068

Net income	1,991	197,080		199,071

Other comprehensive loss - Pemberwick Fund			(37,655)	(37,655)

Reclassification of unrealized gain on investment in bond			(2,730)	(2,730)

Partners’ equity (deficit), March 30, 2012	(451,263)	4,602,072	3,945	4,154,754

Net income	21,566	2,135,070		2,156,636

Other comprehensive income - Pemberwick Fund			27,744	27,744

Partners’ equity (deficit), March 30, 2013	$(429,697)	$6,737,142	$31,689	$6,339,134

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$41,146	$50,382	$50,123
Cash paid for
Administration fees	(149,945)	(216,753)	(726,519)
Management fees	(165,415)	(200,000)	(455,814)
Professional fees	(76,314)	(83,670)	(84,787)
State of New Jersey filing fee	(46,354)	(128,143)	(37,954)
Printing, postage and other expenses	(21,842)	(34,375)	(33,644)

Net cash used in operating activities	(418,724)	(612,559)	(1,288,595)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(38,476)	(45,065)	(368,890)
Redemptions from Pemberwick Fund	372,387	70,508	99,602
Investment in bond			(100,940)
Distributions received from local partnerships	53,448	197,763	84,520
Proceeds in connection with sale of limited partner interests/local partnership properties	3,740,341	48,894	1,693,488
Proceeds from redemption of investment in bond		91,000

Net cash provided by investing activities	4,127,700	363,100	1,407,780

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners			(131,484)

Net cash used in financing activities			(131,484)

Net increase (decrease) in cash and cash equivalents	3,708,976	(249,459)	(12,299)

Cash and cash equivalents at beginning of year	31,046	280,505	292,804

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,740,022	$31,046	$280,505

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$27,744	$(37,655)	$41,600

Unrealized gain on investment in bond			$2,730

Reclassification of unrealized gain on investment in bond		$(2,730)

Increase in due from local partnerships		$37,500	$48,894

See reconciliation of net income to net cash used in operating activities on page 26.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$2,156,636	$199,071	$591,711

Adjustments to reconcile net income to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(206,132)	(434,043)	193,345
Gain on sale of limited partner interests/local partnership properties	(2,338,961)		(1,340,442)
Other income from local partnerships	(15,948)	(235,263)	(84,520)
Accrued interest purchased at date of investment in bond			1,750
Amortization of premium on investment in bond		1,229	2,047
Loss on redemption of investment in bond		4,914
Decrease (increase) in interest receivable		123	(123)
Increase (decrease) in accounts payable and accrued expenses	12,969	(84,241)	66,541
Decrease in payable to general partner and affiliates	(27,288)	(64,349)	(718,904)

NET CASH USED IN OPERATING ACTIVITIES	$(418,724)	$(612,559)	$(1,288,595)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2013, 2012 AND 2011

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 28, 1989.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (“IRC”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with Section 47 of the IRC.  Such interests were acquired in 1989 and 1990. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the General Partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

The Partnership assessed the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in loss of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”). In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As described above, the Partnership’s investment in local partnerships has reached a zero balance as of March 30, 2013.

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
MARCH 30, 2013, 2012 AND 2011

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

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

●	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

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

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (“IRS”) and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no income tax returns are currently being examined by the IRS, tax years subsequent to 2008 remain subject to examination. These financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 8 disclosures related to differences in the financial and tax bases of accounting.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

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

As of March 30, 2013, the Partnership has $3,740,022 in cash and cash equivalents. Of such amount, $139,687 is held in accounts at two financial institutions in which such amount is insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (“FDIC”). The entire amount is FDIC insured as of March 30, 2013. The remaining $3,600,335 is held in accounts at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the “Advisor”) will select investments so that Pemberwick’s assets will be rated “A-” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion. Approximately 90% or more of Pemberwick’s assets will either be invested in securities rated AA or better (if commercial paper rated in the highest category) by a NRSRO or in securities of banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick’s assets is approximately 1.85 years as of March 30, 2013. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.12 and $10.02 per share as of March 30, 2013 and 2012, respectively. The Partnership’s investment in Pemberwick as of March 30, 2013 and 2012 is $2,807,679 and $3,113,846, respectively. An unrealized gain of $31,689 as of March 30, 2013 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2013. The Partnership has earned $125,327 of interest revenue from its investment in Pemberwick as of March 30, 2013. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.10 as of May 31, 2013.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

4.	Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $4,487, $5,087 and $4,863 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2013, 2012 and 2011, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 7) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.	Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations. The bond was called during fiscal 2012; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying balance sheets. The unrealized gain on investment in bond as of March 30, 2011 is reflected as a reclassification adjustment to accumulated other comprehensive income (loss) and other comprehensive income (loss) in the accompanying financial statements as of and for the year ended March 30, 2012.

6.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in fifty Local Partnerships. As of March 30, 2013, the Partnership owns a Local Partnership Interest in the following thirty Local Partnerships:

1.	1989 Westview Arms Limited Partnership;
2.	Auburn Hills Apartments Limited Partnership;
3.	Batesville Family, L.P.;
4.	Browning Road Phase I, L.P.;
5.	Bruce Housing Associates, L.P.;
6.	Canton Partners, L.P.;
7.	De Queen Villas Limited Partnership;
8.	Eagle View, Ltd.;
9.	Eudora Manor Limited Partnership;
10.	Hill Com I Associates Limited Partnership;
11.	Hill Com II Associates Limited Partnership;
12.	Ivy Family, L.P.;
13.	Lakeside Housing Limited Partnership (“Lakeside”);
14.	Lawrence Road Properties, Ltd.;
15.	Lexington Estates Ltd., A Mississippi Limited Partnership;
16.	Littleton Avenue Community Village, L.P. (“Littleton”);
17.	Lula Courts Ltd., L.P.;
18.	Magee Elderly, L.P.;
19.	Patton Place Limited Partnership;
20.	Plantersville Family, L.P.;
21.	Purvis Heights Properties, L.P.;
22.	Queen Lane Investors (“Queen Lane”);
23.	Renova Properties, L.P.;
24.	Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”);
25.	Simpson County Family, L.P.;
26.	Summers Village Limited Partnership;
27.	Tchula Courts Apartments, L.P.;
28.	Trenton Heights Apartments, L.P.;
29.	Twin Pine Family, L.P.; and
30.	Village Creek Limited Partnership.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

Although the Partnership generally owns a 98.9% to 99% Local Partnership Interest in the remaining Local Partnerships, the Partnership and American Tax Credit Properties L.P. ("ATCP"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in Santa Juanita, whereby the Partnership owns 64.36%. In addition, the Partnership and American Tax Credit Properties III L.P. ("ATCP III"), a Delaware limited partnership and another affiliate, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	The
	Partnership	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Bruce Housing Associates, L.P.	37.25	61.75
Ivy Family, L.P.	37.25	61.75
Lawrence Road Properties, Ltd.	37.25	61.75
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

In connection with the initial purchase of fifty Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2013 the Partnership is committed to make capital contributions in the aggregate of $48,460,126, which includes Advances to certain Local Partnerships and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, certain of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. As of December 31, 2012, the Local Partnerships have outstanding mortgage loans payable totaling approximately $35,248,000 and accrued interest payable on such loans totaling approximately $5,567,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For the years ended March 30, 2013 and 2012, the investment in local partnerships activity consists of the following:

	2013	2012

Investment in local partnerships as of March 30, 2012 and 2011	$1,195,248	$761,205

Distributions from Local Partnerships	(15,948)	(235,263)

Distributions classified as other income	15,948	235,263

Sales proceeds applied against investment balance	(1,401,380)	--

Equity in income of investment in local partnerships	206,132	434,043

Investment in local partnerships as of March 30, 2013 and 2012	$--	$1,195,248

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.         Investment in Local Partnerships (Continued)

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in Mirador del Toa Limited Partnership (“Mirador del Toa”) to an affiliate of the Local General Partner of Mirador del Toa for $19,241; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Mirador del Toa reached a zero balance prior to the sale. The 99% Local Partnership Interest in Mirador del Toa was shared with ATCP III (see discussion above), whereby the Partnership owned 39.94%. ATCP III sold its interest in Mirador del Toa as part of the same transaction.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). The Partnership recognized a gain of $2,185,051 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. There may be an adjustment to the proceeds after further resolution of North Hills Farms’ accounts under the terms of the North Hills Farms Purchase Agreement. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interests in Cleveland Square, Ltd. (“Cleveland Square”) and Corrigan Square, Ltd. (“Corrigan Square”) to an affiliate of the Local General Partners of Cleveland Square and Corrigan Square for a total of $79,200; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. Such Local Partnerships have the same Local General Partner. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Cleveland Square and Corrigan Square reached a zero balance prior to the sale.

In December 2012, the Partnership entered into a contract to sell its Local Partnership Interest in Santa Juanita to an affiliate of the Local General Partner of Santa Juanita; there will be no proceeds in connection with the proposed sale. The proposed sale is subject to the approval of the United States Department of Housing and Urban Development (“HUD”); there can be no assurance that HUD will approve the contract. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Santa Juanita reached a zero balance in a prior year.

During the year ended March 30, 2010, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which the Partnership received $3,215,499 at the date of sale. The Partnership received an additional $401,940 during the year ended March 30, 2011, which amount was recorded as a receivable as of March 30, 2010 and of which $117,106 represents withholding tax paid by Harborside to the state in which the Harborside Property is located on behalf of the Partnership’s partners. The withholding tax is included in distributions to partners in the accompanying financial statements of the Partnership as of and for the year ended March 30, 2011. In addition, the Local General Partner of Harborside established a $300,000 escrow pursuant to Harborside’s Purchase and Sale Contract to protect against potential obligations of Harborside to the buyer. Such escrow was released to the Partnership during the year ended March 30, 2011 and is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2011.  Accordingly, the Partnership received $701,940 in connection with Harborside during the year ended March 30, 2011.  Upon further resolution of Harborside’s accounts, the Partnership received an additional $55,469 during the year ended March 30, 2013; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. Harborside has been dissolved. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Harborside reached a zero balance in a prior year.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.         Investment in Local Partnerships (Continued)

During the year ended March 30, 2012, the Partnership assigned its Local Partnership Interest in Cityside Apartments, Phase II, L.P. (“Cityside II”) to an affiliate of one of the Local General Partners of Cityside II. Although the Partnership received no proceeds in connection with the assignment, the Partnership received $37,500 during the year ended March 30, 2013 for distributions that were due to the Partnership under the terms of Cityside II’s partnership agreement. Such amount is reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2012 and is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year then ended (see Note 1). One of the Local General Partners of Cityside II is an affiliate of the General Partner; such Local General Partner was not involved in the assignment. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Cityside II reached a zero balance prior to the assignment.

During the year ended March 30, 2011, Auburn Hills Townhouses Limited Partnership (“Auburn Hills”) sold its underlying Property to an affiliate of the Local General Partner of Auburn Hills, in connection with which the Partnership received $1,035,516; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2011. Of such amount, $48,894 and $986,622 was received during the years ended March 30, 2012 and 2011, respectively. Auburn Hills recognized a gain of $2,569,745 in connection with the sale, which amount is included in gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6. Auburn Hills was subsequently dissolved. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Auburn Hills reached a zero balance prior to the sale.

During the year ended March 30, 2010, Ann Ell Apartments Associates, Ltd. (“Ann Ell”) sold its underlying Property to an unaffiliated third party; the Partnership received no proceeds in connection with the sale and Ann Ell was subsequently dissolved. However, upon final resolution of Ann Ell’s accounts, the Partnership received $4,926; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2011. Ann Ell recognized a gain of $4,222,465 in connection with the sale, which amount is included in gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2010 herein Note 6. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Ann Ell reached a zero balance prior to the sale.

During the year ended March 30, 2010, Lakeside generated taxable income to the Partnership, resulting in $14,378 in withholding tax being paid by Lakeside to the state in which the Lakeside Property is located on behalf of the Partnership’s partners. Such amount is included in other income from local partnerships and distributions to partners in the accompanying financial statements of the Partnership as of and for the year ended March 30, 2011 (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Lakeside reached a zero balance in a prior year.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,420,000 as of June 2013. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $22,000 as of June 2013. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of June 2013 total approximately $8,971,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $444,000 as of June 2012, which includes accrued interest, and that the City has sold certain of the tax liens to third parties.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.         Investment in Local Partnerships (Continued)

The Partnership’s investment in North Hills Farms represents more than 20% of the Partnership’s total assets as of March 30, 2012 and the equity in income from the Partnership’s investment in North Hills Farms represents more than 20% of the Partnership’s net income for the year then ended. The following financial information represents certain balance sheet and operating statement data of North Hills Farms as of and for the year ended December 31, 2011:

Total assets	$4,135,412

Total liabilities	$2,875,158

Revenue	$3,109,255

Net income	$438,428

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners’ capital was $949,102, $1,518,811 and $1,436,078 for the years ended December 31, 2012, 2011 and 2010, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The differences between the Partnership’s investment in local partnerships as of March 30, 2013 and 2012 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 herein Note 6 are as follows:

	2013	2012

Investment in local partnerships as of March 30 - Partnership	$--	$1,195,248

Carrying value adjustments (see Note 1)	1,333,195	5,265,014

Equity in income included herein Note 6 - Harborside	--	2,642,945

Distributions included herein Note 6 - Harborside	--	(3,917,439)

Investment in local partnerships as of December 31, 2012 and 2011 - Local Partnerships’ combined balance sheets	$1,333,195	$5,185,768

The combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 are reflected on pages 35 and 36, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.         Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 are as follows:

	2012	2011

ASSETS

Cash and cash equivalents	$1,853,612	$2,486,670
Rents receivable	179,281	340,209
Escrow deposits and reserves	3,425,097	3,768,714
Land	1,927,755	2,644,872
Buildings and improvements (net of accumulated depreciation of $43,708,700 and $66,309,783)	20,238,659	27,716,397
Intangible assets (net of accumulated amortization of $11,192 and $369,738)	151,684	211,327
Other assets	744,567	1,281,930

	$28,520,655	$38,450,119

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,940,389	$2,284,590
Due to related parties	763,364	839,201
Mortgage loans	35,248,458	42,627,511
Notes payable	749,380	727,623
Accrued interest	5,566,978	7,634,933
Other liabilities	305,236	453,924

	44,573,805	54,567,782

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	13,453,690	21,378,955
Cumulative loss	(12,120,495)	(16,193,187)

	1,333,195	5,185,768

General partners and other limited partners
Capital contributions, net of distributions	1,057,253	1,352,530
Cumulative loss	(18,443,598)	(22,655,961)

	(17,386,345)	(21,303,431)

	(16,053,150)	(16,117,663)

	$28,520,655	$38,450,119

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.         Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010

REVENUE

Rental	$14,064,341	$14,794,106	$16,374,293
Interest and other	320,238	473,183	433,200

TOTAL REVENUE	14,384,579	15,267,289	16,807,493

EXPENSES

Administrative	3,201,179	3,352,234	3,501,854
Utilities	1,970,815	2,123,192	2,536,655
Operating and maintenance	3,774,473	4,001,827	4,573,633
Taxes and insurance	1,612,742	1,681,787	1,898,954
Financial	1,535,690	2,004,630	2,552,111
Depreciation and amortization	2,584,077	3,041,394	3,557,471

TOTAL EXPENSES	14,678,976	16,205,064	18,620,678

LOSS FROM OPERATIONS BEFORE GAIN ON SALE OF PROPERTY	(294,397)	(937,775)	(1,813,185)

GAIN ON SALE OF PROPERTY	--	--	6,792,210

NET INCOME (LOSS)	$(294,397)	$(937,775)	$4,979,025

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$206,132	$434,043	$987,602
General partners and other limited partners (includes Partnership loss in excess of investment of $949,102, $1,518,811 and $1,436,078 and specially allocated income of $366,144, $350,422 and $5,499,181)	(500,529)	(1,371,818)	3,991,423

	$(294,397)	$(937,775)	$4,979,025

*The amount allocated to the Partnership for 2010 includes an allocation of gain from certain Local Partnerships whose Properties were sold. Because the Partnership’s investment balance in such Local Partnerships was zero at the date of sale, the Partnership recognized any cash received in connection with such sales as income when received and recognized the loss allocation from operations, which loss for the year ended December 31, 2010 was $193,345.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

7.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or .14% of Invested Assets (as such term is defined in the Partnership Agreement). The Partnership incurred Management Fees of $100,825, $123,341 and $162,200 for the years ended March 30, 2013, 2012 and 2011, respectively. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred Additional Management Fees of $43,211, $52,861 and $69,514 for the years ended March 30, 2013, 2012 and 2011, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management fees in the cumulative amount of $61,891 and $83,270 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2013 and 2012, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continuing through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership.  The annual Administration Fee is equal to the greater of $100,000 or .14% of Invested Assets. The Partnership incurred Administration Fees of $100,825, $123,341 and $162,201 for the years ended March 30, 2013, 2012 and 2011, respectively. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred Additional Administration Fees of $43,211, $52,861 and $69,514 for the years ended March 30, 2013, 2012 and 2011, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees and Additional Administration Fees in the cumulative amount of $58,075 and $63,984 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2013 and 2012, respectively.

For the years ended December 31, 2012, 2011 and 2010, Ann Ell and Cityside II paid and/or incurred the following amounts to affiliates of the General Partner in connection with services provided to such Local Partnerships:

	2012		2011		2010
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$(2,241)	$--	$76,243	$73,987	$76,750	$76,765

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

8.	Taxable Income (Loss)

A reconciliation of the financial statement net income of the Partnership for the years ended March 30, 2013, 2012 and 2011 to the tax return income (loss) for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2013	2012	2011

Financial statement net income for the years ended March 30, 2013, 2012 and 2011	$2,156,636	$199,071	$591,711

Add (less) net transactions occurring between
January 1, 2010 to March 30, 2010	--	--	268,093
January 1, 2011 to March 30, 2011	--	(140,528)	140,528
January 1, 2012 to March 30, 2012	(84,527)	84,527	--
January 1, 2013 to March 30, 2013	11,075	--	--

Adjusted financial statement net income for the years ended December 31, 2012, 2011 and 2010	2,083,184	143,070	1,000,332

Management Fees and Administration Fees deductible for tax purposes when paid	4,724	(76,623)	(708,795)

Difference in gain on sale of limited partner interests/local partnership properties	321,016	(48,894)	3,154,811

Differences arising from equity in income (loss) of investment in local partnerships	(1,461,201)	(761,703)	(1,717,958)

Nondeductible flow through expenses (reversal)	(8,621)	8,621	52

Nondeductible expenses	--	8,852	--

Under accrued expenses (reversal)	(94,496)	94,496	--

Other income from local partnerships	(57,173)	(194,038)	(84,520)

Other differences	2,518	(3,130)	1,791

Tax return income (loss) for the years ended December 31, 2012, 2011 and 2010	$789,951	$(829,349)	$1,645,713

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2012 and 2011 are as follows:

	2012	2011
Investment in local partnerships - financial reporting	$--	$1,195,248
Investment in local partnerships - tax	(18,826,958)	(16,434,352)

	$18,826,958	$17,629,600

Payable to general partner and affiliate in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

The estimated fair values of the Partnership’s other financial instruments as of March 30, 2013 and 2012 are disclosed elsewhere in the notes to the financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 65, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 52, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 52, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits. Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 57, is the Secretary of Richman Tax Credits and a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 51, is the Assistant Treasurer of Richman Tax Credits and is the Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.                 Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax Credits and did not pay any such compensation during the year ended March 30, 2013 or during the prior two fiscal years. During the year ended March 30, 2013 and during the prior two fiscal years, Richman Tax Credits did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Tax Credits receive compensation from certain affiliates of Richman Tax Credits for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 5,738 Units, representing approximately 10.29% of all such Units. As of June 13, 2013, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax Credits nor the director or any officer of Richman Tax Credits own any Units.  Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13.                  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2014.

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

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2013 and 2012.

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

Item 14.                  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2013 and 2012:

	2013	2012

Audit Fees	$47,250	$47,250
Audit-Related Fees	--	--
Tax Fees	$15,750	$15,750
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2013 and 2012.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2013 and 2012 principal accountant fees and services.

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

(3) Exhibits.

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 16, 1989 (File No. 33-25337)

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report for the period ended June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report for the period ended June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report for the period ended December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report for the period ended September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report for the period ended December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report for the period ended September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report for the period ended September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report for the period ended December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report for the period ended September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report for the period ended December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report for the period ended June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report for the period ended June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report for the year ended March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report for the year ended March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report for the period ended December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report for the period ended September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report for the year ended March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report for the year ended March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report for the year ended March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report for the period ended December 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report for the period ended September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report for the period ended September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report for the period ended June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report for the year ended March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report for the period ended June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report for the year ended March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report for the period ended December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report for the period ended December 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report for the year ended March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report for the period ended June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

Incorporated by
	Exhibit	Reference to

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report for the period ended September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report for the period ended December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report for the period ended December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report for the period ended December 30, 1993
(File No. 0-18405)

16.1	Letter to the Securities and Exchange Commission	Exhibit 16.1 to Current Report on
	from Reznick Group, P.C., dated November 9, 2012	Form 8-K filed on November 9, 2012

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

Incorporated by
	Exhibit	Reference to

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 14 through 33 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.2	Pages 47 through 70 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.3	Pages 86 through 88 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.4	Supplement No. 1 dated July 25, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.5	Supplement No. 2 dated September 18, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.6	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.7	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.8	Independent Auditor’s Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors’ Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.11	Independent Auditor’s Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.12	Independent Auditors’ Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.13	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

Incorporated by
	Exhibit	Reference to

99.14	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

99.15	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.16	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.17	Audited Financial Statements of Patton Place Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.18	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-18405)

99.19	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2013 and 2012; (ii) Statements of Operations and Other Comprehensive Income (Loss) for the years ended March 30, 2013, 2012 and 2011; (iii) Statements of Changes in Partners’ Equity (Deficit) for the years ended March 30, 2013, 2012 and 2011; and (iv) Statements of Cash Flows for the years ended March 30, 2013, 2012 and 2011

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties II L.P.,
General Partner

	By:	Richman Tax Credits Inc.,
general partner

Dated: June 27, 2013		/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 27, 2013		/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 27, 2013
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 27, 2013
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of the	June 27, 2013
(Richard Paul Richman)	General Partner