Form 10-Q
period 2013-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2013-08-12
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2013

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

As of August 12, 2013, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2013	2013

ASSETS

Cash and liquid investments

Cash and cash equivalents	$3,967,586	$3,740,022
Investment in Pemberwick Fund - a short duration bond fund	2,799,169	2,807,679

Total cash and liquid investments	6,766,755	6,547,701

Prepaid expenses	12,493

	$6,779,248	$6,547,701

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$50,938	$88,601
Payable to general partner and affiliates	184,475	119,966

	235,413	208,567

Commitments and contingencies

Partners' equity (deficit)

General partner	(427,483)	(429,697)
Limited partners (55,746 units of limited partnership interest outstanding)	6,956,303	6,737,142
Accumulated other comprehensive income	15,015	31,689

	6,543,835	6,339,134

	$6,779,248	$6,547,701

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

REVENUE

Interest	$8,256	$9,591
Other income from local partnerships	315,893	2,188

TOTAL REVENUE	324,149	11,779

EXPENSES

Administration fees	34,178	33,064
Management fees	34,178	33,064
Professional fees	13,692	17,435
State of New Jersey filing fee	12,492	15,183
Printing, postage and other	8,234	2,494

TOTAL EXPENSES	102,774	101,240

	221,375	(89,461)

Equity in income of investment in local partnerships		11,182

NET INCOME (LOSS)	221,375	(78,279)

Other comprehensive income (loss) - Pemberwick Fund	(16,674)	2,937

COMPREHENSIVE INCOME (LOSS)	$204,701	$(75,342)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$2,214	$(783)
Limited partners	219,161	(77,496)

	$221,375	$(78,279)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$3.93	$(1.39)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,256	$9,591
Cash paid for
Administration fees	(3,847)	(3,861)
Professional fees	(25,182)	(58,324)
State of New Jersey filing fee	(44,588)	(46,354)
Printing, postage and other expenses	(14,804)	(4,850)

Net cash used in operating activities	(80,165)	(103,798)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(8,164)	(9,464)
Redemptions from Pemberwick Fund		49,873
Distributions received from local partnerships	315,893	39,688

Net cash provided by investing activities	307,729	80,097

Net increase (decrease) in cash and cash equivalents	227,564	(23,701)

Cash and cash equivalents at beginning of period	3,740,022	31,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,967,586	$7,345

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(16,674)	$2,937

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$221,375	$(78,279)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships		(11,182)
Other income from local partnerships	(315,893)	(2,188)
Increase in prepaid expenses	(12,493)	(15,184)
Decrease in accounts payable and accrued expenses	(37,663)	(59,232)
Increase in due to general partner and affiliates	64,509	62,267

NET CASH USED IN OPERATING ACTIVITIES	$(80,165)	$(103,798)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of June 29, 2013, the Partnership holds a Local Partnership Interest in thirty Local Partnerships (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

During the three months ended June 29, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of July 2013 total approximately $8,988,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $522,000 as of June 2013, which includes accrued interest, and that the City has sold certain of the tax liens to third parties.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2013
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.06 per share as of June 29, 2013. An unrealized gain of $15,015 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2013. As of June 29, 2013, the Partnership has earned $133,490 of interest revenue from its investment in Pemberwick.

4.	Additional Information

Additional information, including the audited March 30, 2013 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2013 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2013, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2013. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the three months ended June 29, 2013, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $219,000 during the three months ended June 29, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $17,000). Payable to general partner and affiliates represents accrued management and administration fees in the accompanying unaudited balance sheet as of June 29, 2013.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

Registrant’s operations for the three months ended June 29, 2013 and 2012 resulted in net income (loss) of $221,375 and $(78,279), respectively. The increase in net income is primarily attributable to an increase in other income from local partnerships of approximately $314,000, partially offset by a decrease in equity in income of investment in local partnerships of approximately $11,000, which decrease is attributable to Registrant’s investment in Local Partnerships reaching a zero balance during the year ended March 30, 2013. Other comprehensive loss for the three months ended June 29, 2013 resulted from an unrealized loss on investment in Pemberwick of $16,674.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of August 2013, Registrant owns thirty of the fifty Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the three months ended June 29, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of July 2013 total approximately $8,988,000. The Local General Partner of Littleton represents that a lien holder has commenced a foreclosure action in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $522,000 as of June 2013, which includes accrued interest, and that the City has sold certain of the tax liens to third parties.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As a result of cumulative equity losses and distributions, and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins	XBRL Instance.*
Exhibit 101.xsd	XBRL Schema.*
Exhibit 101.cal	XBRL Calculation.*
Exhibit 101.def	XBRL Definition.*
Exhibit 101.lab	XBRL Label.*
Exhibit 101.pre	XBRL Presentation.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties II L.P.,
General Partner

By:Richman Tax Credits, Inc.,
general partner

Dated: August 12, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 12, 2013	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: August 12, 2013	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director