Form 10-Q
period 2013-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2013-11-01
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

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

As of November 1, 2013, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2013	2013

ASSETS

Cash and cash equivalents	$612,708	$3,740,022
Investment in Pemberwick Fund, a short duration bond fund	6,117,022	2,807,679

	$6,729,730	$6,547,701

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$18,875	$88,601
Payable to general partner and affiliates	248,331	119,966

	267,206	208,567

Commitments and contingencies

Partners' equity (deficit)

General partner	(428,354)	(429,697)
Limited partners (55,746 units of limited partnership interest outstanding)	6,870,087	6,737,142
Accumulated other comprehensive income	20,791	31,689

	6,462,524	6,339,134

	$6,729,730	$6,547,701

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2013 AND 2012
(UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	September 29, 2013	September 29, 2013	September 29, 2012	September 29, 2012

REVENUE

Interest	$12,399	$20,655	$9,316	$18,907
Other income from local partnerships		315,893	2,500	4,688

TOTAL REVENUE	12,399	336,548	11,816	23,595

EXPENSES

Administration fees	33,857	68,035	38,557	71,621
Management fees	33,857	68,035	38,557	71,621
Professional fees	13,370	27,062	19,538	36,973
State of New Jersey filing fee	12,493	24,985	15,184	30,367
Printing, postage and other	5,909	14,143	4,572	7,066

TOTAL EXPENSES	99,486	202,260	116,408	217,648

	(87,087)	134,288	(104,592)	(194,053)

Equity in income of investment in local partnerships			113,511	124,693

NET INCOME (LOSS)	(87,087)	134,288	8,919	(69,360)

Other comprehensive income (loss) - Pemberwick Fund	5,776	(10,898)	25,175	28,112

COMPREHENSIVE INCOME (LOSS)	$(81,311)	$123,390	$34,094	$(41,248)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(871)	$1,343	$89	$(694)
Limited partners	(86,216)	132,945	8,830	(68,666)

	$(87,087)	$134,288	$8,919	$(69,360)

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$(1.55)	$2.38	$.16	$(1.23)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$20,655	$18,907
Cash paid for
Administration fees	(7,705)	(6,427)
Professional fees	(70,615)	(64,612)
State of New Jersey filing fee	(44,588)	(46,354)
Printing, postage and other expenses	(20,713)	(9,422)

Net cash used in operating activities	(122,966)	(107,908)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(3,320,241)	(19,418)
Redemptions from Pemberwick Fund		75,512
Distributions received from local partnerships	315,893	42,188

Net cash provided by (used in) investing activities	(3,004,348)	98,282

Net decrease in cash and cash equivalents	(3,127,314)	(9,626)

Cash and cash equivalents at beginning of period	3,740,022	31,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$612,708	$21,420

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(10,898)	$28,112

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$134,288	$(69,360)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships		(124,693)
Other income from local partnerships	(315,893)	(4,688)
Decrease in accounts payable and accrued expenses	(69,726)	(45,982)
Increase in due to general partner and affiliates	128,365	136,815

NET CASH USED IN OPERATING ACTIVITIES	$(122,966)	$(107,908)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of September 29, 2013, the Partnership holds a Local Partnership Interest in thirty Local Partnerships (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property and the potential sale of the Partnership’s Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”)). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

During the six months ended September 29, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

During the year ended March 30, 2013, the Partnership entered into a contract to sell its Local Partnership Interest in Santa Juanita to an affiliate of the Local General Partner of Santa Juanita; there will be no proceeds in connection with the proposed sale. The proposed sale is subject to the approval of the United States Department of Housing and Urban Development (“HUD”); there can be no assurance that HUD will approve the contract. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Santa Juanita reached a zero balance in a prior year.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2013
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of October 2013 total approximately $9,039,000. The Local General Partner of Littleton represents that certain lien holders have commenced foreclosure actions in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $563,000 as of October 2013, which includes accrued interest, and that the City has sold certain of the tax liens to third parties.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.07 per share as of September 29, 2013. An unrealized gain of $20,791 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2013. As of September 29, 2013, the Partnership has earned $145,568 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2013, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2013. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2013, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $182,000 during the six months ended September 29, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $11,000). Payable to general partner and affiliates represents accrued management and administration fees in the accompanying unaudited balance sheet as of September 29, 2013.

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

Registrant’s operations for the three months ended September 29, 2013 and 2012 resulted in net income (loss) of $(87,087) and $8,919, respectively. The increase in net loss is primarily attributable to a decrease in equity in income of investment in local partnerships of approximately $114,000, which decrease is attributable to Registrant’s investment in Local Partnerships reaching a zero balance during the year ended March 30, 2013, partially offset by a decrease in operating expenses of approximately $17,000. Other comprehensive income for the three months ended September 29, 2013 resulted from an unrealized gain on investment in Pemberwick of $5,776.

Registrant’s operations for the six months ended September 29, 2013 and 2012 resulted in net income (loss) of $134,288 and $(69,360), respectively. The increase in net income is primarily attributable to (i) an increase in other income from local partnerships of approximately $311,000 and (ii) a decrease in operating expenses of approximately $15,000, all partially offset by a decrease in equity in income of investment in local partnerships of approximately $125,000, which decrease is attributable to Registrant’s investment in Local Partnerships reaching a zero balance during the year ended March 30, 2013. Other comprehensive loss for the six months ended September 29, 2013 resulted from an unrealized loss on investment in Pemberwick of $10,898.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of November 2013, Registrant owns thirty of the fifty Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property and the potential sale of Registrant’s Local Partnership Interest in Santa Juanita Limited Dividend Partnership L.P. (“Santa Juanita”)). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, six of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The six Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. Of the six Local Partnerships noted above, three entered into restructuring agreements in prior years, resulting in changes to both rent subsidy and mandatory debt service.

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

During the six months ended September 29, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

During the year ended March 30, 2013, Registrant entered into a contract to sell its Local Partnership Interest in Santa Juanita to an affiliate of the Local General Partner of Santa Juanita; there will be no proceeds in connection with the proposed sale. The proposed sale is subject to the approval of HUD; there can be no assurance that HUD will approve the contract. After accounting for its share of cumulative income, losses and distributions, Registrant’s investment in Santa Juanita reached a zero balance in a prior year.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of October 2013 total approximately $9,039,000. The Local General Partner of Littleton represents that certain lien holders have commenced foreclosure actions in connection with delinquent real estate taxes (see discussion below) but that neither lender has issued a notice of default related to the mortgages and that negotiations are ongoing in an effort to refinance. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $563,000 as of October 2013, which includes accrued interest, and that the City has sold certain of the tax liens to third parties.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties II L.P.,
General Partner

By:Richman Tax Credits, Inc.,
general partner

Dated: November 1, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 1, 2013	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: November 1, 2013	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director