Form 10-Q
period 2013-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2014-02-05
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2013

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

As of February 5, 2014, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2013	2013

ASSETS

Cash and cash equivalents	$315,584	$3,740,022
Investment in Pemberwick Fund, a short duration bond fund	6,140,004	2,807,679

	$6,455,588	$6,547,701

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$39,056	$88,601
Payable to general partner and affiliates	12,509	119,966

	51,565	208,567

Commitments and contingencies

Partners' equity (deficit)

General partner	(429,000)	(429,697)
Limited partners (55,746 units of limited partnership interest outstanding)	6,806,157	6,737,142
Accumulated other comprehensive income	26,866	31,689

	6,404,023	6,339,134

	$6,455,588	$6,547,701

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	December 30, 2013	December 30, 2013	December 30, 2012	December 30, 2012

REVENUE

Interest	$17,158	$37,813	$13,920	$32,827
Other income from local partnerships	1,855	317,748	11,260	15,948

TOTAL REVENUE	19,013	355,561	25,180	48,775

EXPENSES

Administration fees	34,016	102,051	38,236	109,857
Management fees	34,016	102,051	38,236	109,857
Professional fees	11,711	38,773	18,107	55,080
State of New Jersey filing fee	12,493	37,478	15,184	45,551
Printing, postage and other	11,353	25,496	6,384	13,450

TOTAL EXPENSES	103,589	305,849	116,147	333,795

	(84,576)	49,712	(90,967)	(285,020)

Equity in income of investment in local partnerships			94,601	219,294

INCOME (LOSS) PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(84,576)	49,712	3,634	(65,726)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	20,000	20,000	2,246,599	2,246,599

NET INCOME (LOSS)	(64,576)	69,712	2,250,233	2,180,873

Other comprehensive income (loss) - Pemberwick Fund	6,075	(4,823)	(3,132)	24,980

COMPREHENSIVE INCOME (LOSS)	$(58,501)	$64,889	$2,247,101	$2,205,853

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(646)	$697	$22,503	$21,809
Limited partners	(63,930)	69,015	2,227,730	2,159,064

	$(64,576)	$69,712	$2,250,233	$2,180,873

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$(1.14)	$1.24	$39.96	$38.73

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$37,813	$32,827
Cash paid for
Administration fees	(153,869)	(146,129)
Management fees	(157,690)	(165,415)
Professional fees	(74,638)	(69,109)
State of New Jersey filing fee	(44,588)	(46,354)
Printing, postage and other expenses	(32,066)	(15,806)

Net cash used in operating activities	(425,038)	(409,986)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(3,337,148)	(30,211)
Redemptions from Pemberwick Fund		372,386
Proceeds in connection with sale of limited partner interests/local partnership properties	20,000	3,661,141
Distributions received from local partnerships	317,748	53,448

Net cash provided by (used in) investing activities	(2,999,400)	4,056,764

Net increase (decrease) in cash and cash equivalents	(3,424,438)	3,646,778

Cash and cash equivalents at beginning of period	3,740,022	31,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$315,584	$3,677,824

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(4,823)	$24,980

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$69,712	$2,180,873

Adjustments to reconcile net income to net cash used in operating activities

Equity in income of investment in local partnerships		(219,294)
Gain on sale of limited partner interests/local partnership properties	(20,000)	(2,246,599)
Other income from local partnerships	(317,748)	(15,948)
Decrease in accounts payable and accrued expenses	(49,545)	(17,188)
Decrease in due to general partner and affiliates	(107,457)	(91,830)

NET CASH USED IN OPERATING ACTIVITIES	$(425,038)	$(409,986)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of December 30, 2013, the Partnership holds a Local Partnership Interest in twenty-nine Local Partnerships (see discussion below regarding the Partnership’s sale of certain Local Partnership Interests subsequent to December 30, 2013, Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property and the potential sale of the Partnership’s Local Partnership Interest in Santa Juanita Limited Dividend Partnership (“Santa Juanita”)). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

During the nine months ended December 30, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

During the nine months ended December 30, 2013, the Partnership sold its Local Partnership Interest in Trenton Heights Apartments, L.P. (“Trenton Heights”) to an affiliate of the Local General Partner of Trenton Heights; the Partnership received $20,000 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2013.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2013
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

Subsequent to December 30, 2013, the Partnership sold its Local Partnership Interests in Bruce Housing Associates, L.P. (“Bruce Housing”), Ivy Family, L.P. (“Ivy Family”), Plantersville Family, L.P., Renova Properties, L.P., Simpson County Family, L.P. and Twin Pine Family, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $28,416; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. In addition, the Partnership received $32,938 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount will be recorded as other income from local partnerships. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Bruce Housing and Ivy Family were shared with American Tax Credit Properties III L.P. (“ATCP III”), an investment partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owned 37.25%. ATCP III sold its interest in Bruce Housing and Ivy Family as part of the same transactions.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of January 2014 total approximately $9,090,000. The Local General Partner of Littleton represents that certain lien holders have commenced foreclosure actions in connection with delinquent real estate taxes (see discussion below) and, that although a refinancing of the mortgages is unlikely, neither lender has issued a notice of default. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $600,000 as of January 2014, which includes accrued interest, and that the City has sold certain of the tax liens to third parties.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.08 per share as of December 30, 2013. An unrealized gain of $26,866 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2013. As of December 30, 2013, the Partnership has earned $162,475 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2013, American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2013. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2013, Registrant received cash from interest revenue, the sale of a Local Partnership Interest (see discussion below under Local Partnership Matters) and distributions from Local Partnerships, and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $92,000 during the nine months ended December 30, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $5,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of December 30, 2013 represents accrued management and administration fees.

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

Registrant’s operations for the three months ended December 30, 2013 and 2012 resulted in net income (loss) of $(64,576) and $2,250,233, respectively. The increase in net loss is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $2,227,000 and (ii) a decrease in equity in income of investment in local partnerships of approximately $95,000, which decrease is attributable to Registrant’s investment in local partnerships reaching a zero balance during the year ended March 30, 2013. Other comprehensive income for the three months ended December 30, 2013 resulted from an unrealized gain on investment in Pemberwick of $6,075.

Registrant’s operations for the nine months ended December 30, 2013 and 2012 resulted in net income of $69,712 and $2,180,873, respectively. The decrease is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $2,227,000 and (ii) a decrease in equity in income of investment in local partnerships of approximately $219,000, which decrease is attributable to Registrant’s investment in local partnerships reaching a zero balance during the year ended March 30, 2013, all partially offset by (i) an increase in other income from local partnerships of approximately $302,000 and (ii) a net decrease in operating expenses of approximately $28,000. Other comprehensive loss for the nine months ended December 30, 2013 resulted from an unrealized loss on investment in Pemberwick of $4,823.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of February 2014, Registrant owns twenty-three of the fifty Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property and the potential sale of Registrant’s Local Partnership Interest in Santa Juanita Limited Dividend Partnership (“Santa Juanita”)). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the nine months ended December 30, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

During the nine months ended December 30, 2013, Registrant sold its Local Partnership Interest in Trenton Heights Apartments, L.P. (“Trenton Heights”) to an affiliate of the Local General Partner of Trenton Heights; Registrant received $20,000 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2013.

During the year ended March 30, 2013, Registrant entered into a contract to sell its Local Partnership Interest in Santa Juanita to an affiliate of the Local General Partner of Santa Juanita; there will be no proceeds in connection with the proposed sale. The proposed sale is subject to the approval of HUD; there can be no assurance that HUD will approve the contract.

In January 2014, Registrant sold its Local Partnership Interests in Bruce Housing Associates, L.P. (“Bruce Housing”), Ivy Family, L.P. (“Ivy Family”), Plantersville Family, L.P., Renova Properties, L.P., Simpson County Family, L.P. and Twin Pine Family, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $28,416; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. In addition, Registrant received $32,938 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount will be recorded as other income from local partnerships. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Bruce Housing and Ivy Family were shared with American Tax Credit Properties III L.P. (“ATCP III”), an investment partnership whose general partner is an affiliate of the General Partner, whereby Registrant owned 37.25%. ATCP III sold its interest in Bruce Housing and Ivy Family as part of the same transactions.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. Unpaid principal and accrued interest as of January 2014 total approximately $9,090,000. The Local General Partner of Littleton represents that certain lien holders have commenced foreclosure actions in connection with delinquent real estate taxes (see discussion below) and, that although a refinancing of the mortgages is unlikely, neither lender has issued a notice of default. The real estate tax abatement on the Property expired in June 2007; the City of Newark (the “City”) assessed the Property and has charged Littleton for real estate taxes. The Local General Partner of Littleton reports that real estate taxes are in arrears approximately $600,000 as of January 2014, which includes accrued interest, and that the City has sold certain of the tax liens to third parties.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.              Risk Factors.

As of February 2014, Registrant owns twenty-three Local Partnership Interests, as compared to thirty as of June 2013 as disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013; see Item 2 of Part I regarding Registrant’s disposal of certain Local Partnership Interests. There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties II L.P.,
General Partner

By:Richman Tax Credits, Inc.,
general partner

Dated: February 5, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 5, 2014	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: February 5, 2014	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director