Form 10-K
period 2014-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2014-06-27
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2014

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

Large Accelerated Filer _______	Accelerated Filer _________	Non-Accelerated Filer _________	Smaller Reporting Company _ X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No    X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 27, 2014, there are 55,746 units outstanding.  The aggregate sales price for such units was $55,746,000.

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

.
PART I

Item 1.                 Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties II L.P. (the "Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the “IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in fifty such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with IRC Section 47 (the “Historic Rehabilitation Tax Credit”). Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns nineteen of the fifty Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. Affiliates of the General Partner employ individuals who perform the management activities of Registrant. These entities also perform similar services for other affiliates of the General Partner.

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

Registrant initially acquired Local Partnership Interests in fifty Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2006 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns nineteen of the fifty Local Partnership Interests initially acquired (see discussion below regarding Queen Lane’s sale of its underlying Property). In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

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

The initial Local Partnership Interests were acquired by Registrant in 1989 and 1990. Although Registrant generally owns a 99% Local Partnership Interest in the remaining Local Partnerships, Registrant owns only 50% of Lakeside Housing Limited Partnership. In addition, Registrant acquired along with American Tax Credit Properties III L.P. ("ATCP III"), an investment partnership whose general partner is an affiliate of the General Partner, a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Lawrence Road Properties, Ltd.	37.25	61.75
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

Item 2.                 Properties (Continued).

Many of the Local Partnerships receive rental subsidy payments, five of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 (“Section 8”) (see descriptions of the subsidies below). The subsidy agreements expire at various times. Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The five Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. Of the five Local Partnerships noted above, two entered into restructuring agreements in a prior year, resulting in changes to both rent subsidy and mandatory debt service.

Item 2.                 Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2013		(see footnotes)

1989 Westview Arms Limited Partnership Westview Arms Dumas, Arkansas	60	$130,796		$--		(1a&d)

2000-2100 Christian Street Associates (3), (16) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		--	(3)

Ann Ell Apartments Associates, Ltd. (3), (16) Ann Ell Apartments Miami Beach, Florida	54	1,411,983		--	(3)

Auburn Hills Apartments Limited Partnership (13) Auburn Hills Apartments Cabot, Arkansas	24	201,649		944,524

Auburn Hills Townhouses Limited Partnership (3) Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		--	(3)

Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	160,741	(2)	1,351,861		(1b	)

Browning Road Phase I, L.P. Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		672,997		(1b	)

Bruce Housing Associates, L.P. (12) Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	1,022,603

Canton Partners, L.P. Pecan Village Canton, Mississippi	48	380,199		1,363,560		(1b	)

Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	--	(3)

Christian Street Associates Limited Partnership (3), (16) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		--	(3)

Cityside Apartments, Phase II, L.P. (3), (6) Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		--	(3)

Cleveland Square, Ltd. (4), (9) Cleveland Square Apartments Cleveland, Texas	48	223,327		--	(4)

Item 2.                 Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2013		(see footnotes)

College Avenue Apartments Limited Partnership (3), (16) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$--	(3)

Corrigan Square, Ltd. (4), (9) Corrigan Square Apartments Corrigan, Texas	96	372,833		--	(4)

De Queen Villas Limited Partnership De Queen Villas Apartments De Queen, Arkansas	37	296,051		1,195,443		(1b	)

Dermott Villas Limited Partnership (3) Dermott Villas Dermott, Arkansas	32	272,802		--	(3)

Eagle View, Ltd. (14) Eagle View Apartments Clearfield, Kentucky	14	102,850		329,087

Elm Hill Housing Limited Partnership (3) Elm Hill Housing Boston, Massachusetts	142	5,712,391		--	(3)

Eudora Manor Limited Partnership Eudora Manor Apartments Eudora, Arkansas	24	188,838		701,943		(1b	)

Forest Village Housing Partnership (3), (16) Forest Village Apartments Auburn, Washington	89	1,706,079		--	(3)

Harborside Housing Limited Partnership (5) Cal-View Apartments East Chicago, Indiana	255	1,789,434		--	(5)

Hill Com I Associates Limited Partnership Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635		1,165,305		(1a,d&e	)

Hill Com II Associates Limited Partnership Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172		938,031		(1a,d&e	)

Hughes Manor Limited Partnership (3) Hughes Manor Hughes, Arkansas	32	287,261		--	(3)

Ivy Family, L.P. (12) Ivy Apartments Louisville, Mississippi	32	90,878	(2)	670,279

Item 2. Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2013		(see footnotes)

Lakeside Housing Limited Partnership Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$5,011,948		(1a,b&d	)

Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	708,371		(1b&c	)

Lexington Estates Ltd., A Mississippi Limited Partnership Lexington Estates Lexington, Mississippi	24	176,225		653,771		(1b	)

Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080		(1b	)

Lula Courts Ltd., L.P. Lula Courts Lula, Mississippi	24	176,645		653,084		(1b	)

Magee Elderly, L.P. Eastgate Manor Magee, Mississippi	24	150,952		553,836		(1b&c	)

Mirador del Toa Limited Partnership (3), (7) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	-	(3)

Nixa Heights Apartments, L.P. (3) Nixa Heights Apartments Nixa, Missouri	40	250,030		-	(3)

North Hills Farms Limited Partnership (3), (8) North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		-	(3)

Patton Place Limited Partnership Patton Street Apartments Springfield, Massachusetts	24	794,044		422,171		(1a&d	)

Plantersville Family, L.P. (12) Regal Ridge Apartments Plantersville, Mississippi	24	152,268		545,338

Powelton Gardens Associates (3) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		-	(3)

Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	128,419	(2)	1,069,471		(1b	)

Queen Lane Investors (10) Queen’s Row Philadelphia, Pennsylvania	29	603,552	(2)	-

Item 2.                 Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of
Name of apartment complex	of rental	Capital		December 31,		Subsidy
Apartment complex location	units	contribution		2013		(see footnotes)

Renova Properties, L.P. (12) Hymon Lucas Manor Renova, Mississippi	24	$165,582		$594,218

Santa Juanita Limited Dividend Partnership L.P. (15) Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	1,309,659

Simpson County Family, L.P. (12) Azalea Apartments Magee, Mississippi	24	211,823		763,437

Summers Village Limited Partnership (14) Summers Village Apartments Summersville, West Virginia	24	194,674		754,722

Tchula Courts Apartments, L.P. Tchula Courts Apartments Tchula, Mississippi	24	150,984		678,301		(1b	)

The Pendleton (A Louisiana Partnership in Commendam) (3), (16) The Pendleton Shreveport, Louisiana	36	447,621		--	(3)

Trenton Heights Apartments, L.P. (4), (11) Trenton Heights Apartments Trenton, Mississippi	40	100,434		--	(4)

Twin Pine Family, L.P. (12) Twin Pine Apartments Louisville, Mississippi	24	163,172		516,498

Village Creek Limited Partnership Village Creek Apartments Arkadelphia, Arkansas	40	288,216		1,131,345		(1b	)

York Park Associates Limited Partnership (3) York Park Apartments Dundalk, Maryland	80	2,146,200		--	(3)

		$48,460,126		$30,024,883

(1)	Description of Subsidies:

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 in Note 5 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2013 in Note 5 to the accompanying financial statements.

(5)
The underlying Property was sold in November 2009 and the Local Partnership was dissolved in 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership. There are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 in Note 5 to the accompanying financial statements.

(6)
Registrant assigned its Local Partnership Interest to an affiliate of one of the Local General Partners in March 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of assignment.

(7)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in October 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(8)
Registrant sold its Local Partnership Interest to affiliates of the Local General Partners in December 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2012 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partners in March 2013; such Local Partnerships have the same Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships through the date of sale.

(10)
The Local Partnership sold its underlying Property in June 2013 and the Local Partnership continues in existence. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in November 2013. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014; such Local Partnerships have the same Local General Partner (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

Item 2.                 Properties (Continued).

(14)
Registrant sold its Local Partnership Interest to the Local General Partners or affiliates thereof in March 2014; the Local General Partners of such Local Partnerships are affiliates of each other (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(15)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in March 2014 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(16)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.                 Legal Proceedings.

None.

Item 4.                  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 17, 2014 was approximately 2,287, holding an aggregate of 55,746 Units.

Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to Limited Partners. Estimated values for limited partnership interests may also be provided by independent valuation services, whose estimated values are based on financial and other information available to them. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Although Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future, Registrant was required to pay nonresident state withholding taxes of $31,810 on behalf of certain of the Limited Partners in April 2014 in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Registrant intends to make a distribution to the Limited Partners in the amount of $50 per Unit in July 2014 to Unit holders of record as of June 27, 2014, which amount will be reduced by the nonresident state withholding taxes referred to above. Registrant holds reserves as of March 30, 2014 of approximately $6,525,000. After deducting future expenses, reserves and the anticipated distribution described above, the balance is expected to be distributed to the Limited Partners in the future. There can be no assurance as to the amount and timing of such distribution, if any. There were no cash distributions to the Limited Partners during the years ended March 30, 2014 and 2013.

Low-income Housing Tax Credits and Historic Rehabilitation Tax Credits (collectively, the “Tax Credits”), which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit, net of circumstances which have given rise to recapture. The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2005 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2006. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.                  Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in three closings with aggregate Limited Partners’ capital contributions of $55,746,000. In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (the “IRC”); one Local Partnership owns a Property that also qualified for the historic rehabilitation tax credit in accordance with IRC Section 47. The Net Proceeds were utilized in acquiring a Local Partnership Interest in fifty Local Partnerships.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2014, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $6,525,142, which is available for operating expenses of Registrant and circumstances that may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2014, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $23,000 during the year ended March 30, 2014 (which includes an unrealized loss on investment in Pemberwick of approximately $11,000).

Payable to general partner and affiliates represents accrued administration and management fees in the accompanying balance sheet as of March 30, 2014.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant’s financial statements include the operating results of all remaining Local Partnerships, irrespective of Registrant’s investment balances. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

Registrant’s operations for the years ended March 30, 2014 and 2013 resulted in net income of $177,493 and $2,156,636, respectively. The decrease in net income from fiscal 2013 to fiscal 2014 is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $2,241,000 and (ii) a decrease in equity in income of investment in local partnerships of approximately $206,000, which decrease is attributable to Registrant’s investment in local partnerships reaching a zero balance as of March 30, 2013, all partially offset by (i) an increase in other income from local partnerships of approximately $365,000 and (ii) a net decrease in operating expenses of approximately $91,000, resulting primarily from a decrease in administration and management fees in the aggregate of approximately $67,000. Other comprehensive loss for the year ended March 30, 2013 resulted from an unrealized loss on investment in Pemberwick of $10,930.

The Local Partnerships’ net income of approximately $1,036,000 for the year ended December 31, 2013 includes gain on sale of property of approximately $2,043,000, depreciation and amortization expense of approximately $1,851,000 and interest on non-mandatory debt of approximately $310,000, and does not include principal payments on permanent mortgages of approximately $648,000. The Local Partnerships’ net loss of approximately $294,000 for the year ended December 31, 2012 includes depreciation and amortization expense of approximately $2,584,000 and interest on non-mandatory debt of approximately $203,000, and does not include principal payments on permanent mortgages of approximately $572,000. The results of operations of the Local Partnerships for the year ended December 31, 2013 are not necessarily indicative of results that may be expected in future periods. Revenue and expense fluctuations from 2012 to 2013 have resulted primarily from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns nineteen of the fifty Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Many of the remaining Local Partnerships receive rental subsidy payments, five of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The five Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. Of the five Local Partnerships noted above, two entered into restructuring agreements in a prior year, resulting in changes to both rent subsidy and mandatory debt service.

The remaining Local Partnerships have various financing structures which include (i) required debt service payments (“Mandatory Debt Service”) and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies (“Non-Mandatory Debt Service or Interest"). Registrant has no legal obligation to fund any operating deficits of the Local Partnerships.

During the year ended March 30, 2014, Registrant sold its Local Partnership Interest in Trenton Heights Apartments, L.P. (“Trenton Heights”) to an affiliate of the Local General Partner of Trenton Heights; Registrant received $20,000 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014.

During the year ended March 30, 2014, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible. The 99% Local Partnership Interest in Queen Lane was acquired along with American Tax Credit Properties III L.P. (“ATCP III”), an investment partnership whose general partner is an affiliate of the General Partner, whereby Registrant owns 50.5%.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the year ended March 30, 2014, Registrant sold its Local Partnership Interests in Bruce Housing Associates, L.P. (“Bruce Housing”), Ivy Family, L.P. (“Ivy Family”), Plantersville Family, L.P., Renova Properties, L.P., Simpson County Family, L.P. and Twin Pine Family, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $28,416; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014. In addition, Registrant received $32,938 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Bruce Housing and Ivy Family were acquired along with ATCP III (see discussion above regarding Queen Lane), whereby Registrant owned 37.25%. ATCP III sold its interest in Bruce Housing and Ivy Family as part of the same transaction.

During the year ended March 30, 2014, Registrant sold its Local Partnership Interest in Auburn Hills Apartments Limited Partnership (“Auburn Hills”) to an affiliate of the Local General Partner of Auburn Hills. Although Registrant received no proceeds in connection with the sale, Registrant received $1,500 in April 2014 for distributions that were due to Registrant under the terms of the partnership agreement of Auburn Hills. Such amount is included in due from local partnerships in the accompanying balance sheet as of March 30, 2014 and in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year then ended.

During the year ended March 30, 2014, Registrant sold its Local Partnership Interests in Eagle View, Ltd. and Summers Village Limited Partnership to the Local General Partner of such Local Partnerships or affiliates thereof for a total of $20,767; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014. In addition, Registrant received $14,233 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year ended March 20, 2014. The total proceeds of $35,000 were received in April 2014 and are included in due from local partnerships in the accompanying balance sheet as of March 30, 2014. The Local General Partners of such Local Partnerships are affiliates of each other.

During the year ended March 30, 2014, Registrant sold its Local Partnership Interest in Santa Juanita Limited Dividend Partnership (“Santa Juanita”) to an affiliate of the Local General Partner of Santa Juanita; there were no proceeds in connection with the sale. The 99% Local Partnership Interest in Santa Juanita was acquired along with American Tax Credit Properties L.P. (“ATCP”), another investment partnership whose general partner is an affiliate of the General Partner, whereby Registrant owned 64.36%. ATCP sold its interest in Santa Juanita as part of the same transaction.

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). After further resolution of North Hills Farms’ accounts under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount is included in due from local partnerships in the accompanying balance sheet as of March 30, 2014 and in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year then ended.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. In May 2014, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of June 2014 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheet of American Tax Credit Properties II L.P. (the “Partnership”) as of March 30, 2014, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 26, 2014

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

/s/CohnReznick LLP

Sacramento, California
June 27, 2013

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2014 AND 2013

	2014	2013

ASSETS

Cash and liquid investments

Cash and cash equivalents	$375,716	$3,740,022
Investment in Pemberwick Fund - a short duration bond fund	6,149,426	2,807,679

Total cash and liquid investments	6,525,142	6,547,701

Due from local partnerships	64,864

	$6,590,006	$6,547,701

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$59,033	$88,601
Payable to general partner and affiliates	25,276	119,966

	84,309	208,567

Commitments and contingencies

Partners' equity (deficit)

General partner	(427,922)	(429,697)
Limited partners (55,746 units of limited partnership interest outstanding)	6,912,860	6,737,142
Accumulated other comprehensive income	20,759	31,689

	6,505,697	6,339,134

	$6,590,006	$6,547,701

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

REVENUE

Interest	$53,584	$41,146
Other income from local partnerships	380,858	15,948

TOTAL REVENUE	434,442	57,094

EXPENSES

Administration fees - affiliate	110,337	144,036
Management fees - affiliate	110,337	144,036
Professional fees	51,399	81,453
State of New Jersey filing fee	46,834	49,970
Printing, postage and other	35,589	26,056

TOTAL EXPENSES	354,496	445,551

	79,946	(388,457)

Equity in income of investment in local partnerships		206,132

INCOME (LOSS) PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	79,946	(182,325)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	97,547	2,338,961

NET INCOME	177,493	2,156,636

Other comprehensive income (loss) - Pemberwick Fund	(10,930)	27,744

COMPREHENSIVE INCOME	$166,563	$2,184,380

NET INCOME ATTRIBUTABLE TO

General partner	$1,775	$21,566
Limited partners	175,718	2,135,070

	$177,493	$2,156,636

NET INCOME per unit of limited partnership interest (55,746 units of limited partnership interest)	$3.15	$38.30

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2014 AND 2013

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners’ equity (deficit), March 30, 2012	$(451,263)	$4,602,072	$3,945	$4,154,754

Net income	21,566	2,135,070		2,156,636

Other comprehensive income - Pemberwick Fund			27,744	27,744

Partners’ equity (deficit), March 30, 2013	(429,697)	6,737,142	31,689	6,339,134

Net income	1,775	175,718		177,493

Other comprehensive loss - Pemberwick Fund			(10,930)	(10,930)

Partners’ equity (deficit), March 30, 2014	$(427,922)	$6,912,860	$20,759	$6,505,697

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$53,584	$41,146
Cash paid for
Administration fees	(157,674)	(149,945)
Management fees	(157,690)	(165,415)
Professional fees	(79,227)	(76,314)
State of New Jersey filing fee	(44,588)	(46,354)
Printing, postage and other expenses	(39,575)	(21,842)

Net cash used in operating activities	(425,170)	(418,724)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(3,352,677)	(38,476)
Redemptions from Pemberwick Fund		372,387
Distributions received from local partnerships	365,125	53,448
Proceeds in connection with sale of limited partner interests/local partnership properties	48,416	3,740,341

Net cash provided by (used in) investing activities	(2,939,136)	4,127,700

Net increase (decrease) in cash and cash equivalents	(3,364,306)	3,708,976

Cash and cash equivalents at beginning of year	3,740,022	31,046

CASH AND CASH EQUIVALENTS AT END OF YEAR	$375,716	$3,740,022

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(10,930)	$27,744

Increase in due from local partnerships included in gain on sale of limited partner interests/local partnership properties	$49,131

Increase in due from local partnerships included in other income from local partnerships	$15,733

See reconciliation of net income to net cash used in operating activities on page 26.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$177,493	$2,156,636

Adjustments to reconcile net income to net cash used in operating activities

Equity in income of investment in local partnerships		(206,132)
Gain on sale of limited partner interests/local partnership properties	(97,547)	(2,338,961)
Other income from local partnerships	(380,858)	(15,948)
Increase (decrease) in accounts payable and accrued expenses	(29,568)	12,969
Decrease in payable to general partner and affiliates	(94,690)	(27,288)

NET CASH USED IN OPERATING ACTIVITIES	$(425,170)	$(418,724)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2014 AND 2013

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 28, 1989.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (the “IRC”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with IRC Section 47.  Such interests were acquired in 1989 and 1990. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the General Partner of the Partnership.

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

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”). In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As described above, the Partnership’s investment in local partnerships has a zero balance.

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
MARCH 30, 2014 AND 2013

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

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (“IRS”) and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no Partnership income tax returns are currently being examined by the IRS, tax years subsequent to 2009 remain subject to examination. These financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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
MARCH 30, 2014 AND 2013

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

Net income (loss) is allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement. The Partnership paid nonresident state withholding taxes of $31,810 on behalf of certain of the Limited Partners in April 2014 in connection with gains recognized by a Local Partnership for the year ended December 31, 2013.

3.	Cash and Cash Equivalents

As of March 30, 2014, the Partnership has $375,716 in cash and cash equivalents. Of such amount, $330,203 is held in accounts at two financial institutions in which such accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). The entire amount is FDIC insured as of March 30, 2014. The remaining $45,513 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

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

The weighted average duration of Pemberwick’s assets is approximately 1.92 years as of March 30, 2014. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.07 and $10.12 per share as of March 30, 2014 and 2013, respectively. The Partnership’s investment in Pemberwick as of March 30, 2014 and 2013 is $6,149,426 and $2,807,679, respectively. An unrealized gain of $20,759 as of March 30, 2014 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2014. The Partnership has earned $178,004 of interest revenue from its investment in Pemberwick as of March 30, 2014. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.09 as of May 31, 2014.

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $7,799 and $4,487 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2014 and 2013, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 6) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in fifty Local Partnerships. As of March 30, 2014, the Partnership owns a Local Partnership Interest in the following nineteen Local Partnerships (see discussion below regarding Queen Lane Investors’ sale of its underlying Property):

1.	1989 Westview Arms Limited Partnership;

2.	Batesville Family, L.P.;

3.	Browning Road Phase I, L.P.;

4.	Canton Partners, L.P.;

5.	De Queen Villas Limited Partnership;

6.	Eudora Manor Limited Partnership;

7.	Hill Com I Associates Limited Partnership;

8.	Hill Com II Associates Limited Partnership;

9.	Lakeside Housing Limited Partnership;

10.	Lawrence Road Properties, Ltd.;

11.	Lexington Estates Ltd., A Mississippi Limited Partnership;

12.	Littleton Avenue Community Village, L.P. (“Littleton”);

13.	Lula Courts Ltd., L.P.;

14.	Magee Elderly, L.P.;

15.	Patton Place Limited Partnership;

16.	Purvis Heights Properties, L.P.;

17.	Queen Lane Investors (“Queen Lane”);

18.	Tchula Courts Apartments, L.P.; and

19.	Village Creek Limited Partnership.

Although the Partnership generally owns a 99% Local Partnership Interest in the remaining Local Partnerships, the Partnership acquired along with American Tax Credit Properties III L.P. ("ATCP III"), an investment partnership whose general partner is an affiliate of the General Partner, a 99% Local Partnership Interest in the following Local Partnerships:

	The
	Partnership	ATCP III

Batesville Family, L.P.	37.25%	61.75%
Lawrence Road Properties, Ltd.	37.25	61.75
Purvis Heights Properties, L.P.	37.25	61.75
Queen Lane Investors	50.50	48.50

In connection with the initial purchase of fifty Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2014 the Partnership is committed to make capital contributions in the aggregate of $48,460,126, which includes Advances to certain Local Partnerships and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the “Compliance Period”). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, certain of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. As of December 31, 2013, the Local Partnerships have outstanding mortgage loans payable totaling approximately $30,025,000 and accrued interest payable on such loans totaling approximately $5,585,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships (Continued)

For the year ended March 30, 2013, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2012	$1,195,248

Distributions from Local Partnerships	(15,948)

Distributions classified as other income	15,948

Sales proceeds applied against investment balance	(1,401,380)

Equity in income of investment in local partnerships	206,132

Investment in local partnerships as of March 30, 2013	$--

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interest in Trenton Heights Apartments, L.P. (“Trenton Heights”) to an affiliate of the Local General Partner of Trenton Heights; the Partnership received $20,000 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2014.

During the year ended March 30, 2014, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer, in connection with which Queen Lane recognized a gain of $2,042,871; such amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2013 herein Note 5. The Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interests in Bruce Housing Associates, L.P. (“Bruce Housing”), Ivy Family, L.P. (“Ivy Family”), Plantersville Family, L.P., Renova Properties, L.P., Simpson County Family, L.P. and Twin Pine Family, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $28,416; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2014. In addition, the Partnership received $32,938 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2014 (see Note 1). Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Bruce Housing and Ivy Family were acquired along with ATCP III (see discussion above herein Note 5), whereby Registrant owned 37.25%. ATCP III sold its interest in Bruce Housing and Ivy Family as part of the same transaction.

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interest in Auburn Hills Apartments Limited Partnership (“Auburn Hills”) to an affiliate of the Local General Partner of Auburn Hills. Although the Partnership received no proceeds in connection with the sale, the Partnership received $1,500 in April 2014 for distributions that were due to the Partnership under the terms of the partnership agreement of Auburn Hills. Such amount is included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2014 and in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year then ended (see Note 1).

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interests in Eagle View, Ltd. and Summers Village Limited Partnership to the Local General Partner of such Local Partnerships or affiliates thereof for a total of $20,767; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2014. In addition, the Partnership received $14,233 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 20, 2014 (see Note 1). The total proceeds of $35,000 were received in April 2014 and are included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2014. The Local General Partners of such Local Partnerships are affiliates of each other.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.         Investment in Local Partnerships (Continued)

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interest in Santa Juanita Limited Dividend Partnership (“Santa Juanita”) to an affiliate of the Local General Partner of Santa Juanita; there were no proceeds in connection with the sale. The 99% Local Partnership Interest in Santa Juanita was acquired along with American Tax Credit Properties L.P. (“ATCP”), another investment partnership whose general partner is an affiliate of the General Partner, whereby Registrant owned 64.36%. ATCP sold its interest in Santa Juanita as part of the same transaction.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). The Partnership recognized a gain of $2,185,051 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. After further resolution of North Hills Farms’ accounts under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount is included in due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2014 and in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year then ended. After such sale and as a result of cumulative equity losses, distributions and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance as of March 30, 2013.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in Mirador del Toa Limited Partnership (“Mirador del Toa”) to an affiliate of the Local General Partner of Mirador del Toa for $19,241; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Mirador del Toa had reached a zero balance prior to the sale. The 99% Local Partnership Interest in Mirador del Toa was shared with ATCP III (see discussion above herein Note 5), whereby the Partnership owned 39.94%. ATCP III sold its interest in Mirador del Toa as part of the same transaction.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interests in Cleveland Square, Ltd. and Corrigan Square, Ltd. to an affiliate of the Local General Partners of such Local Partnerships for a total of $79,200; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. Such Local Partnerships have the same Local General Partner. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in such Local Partnerships had reached a zero balance prior to the sale.

During the year ended March 30, 2010, Harborside Housing Limited Partnership (“Harborside”) sold its underlying Property to an unaffiliated third party, in connection with which the Partnership had received $3,917,439 as of March 30, 2012. Upon final resolution of Harborside’s accounts, the Partnership received an additional $55,469 during the year ended March 30, 2013; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. Harborside has been dissolved. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Harborside reached a zero balance in a prior year.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. In May 2014, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of June 2014 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners’ capital was $1,405,825 and $949,102 for the years ended December 31, 2013 and 2012, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.         Investment in Local Partnerships (Continued)

The Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2013 (see Note 1). The amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships herein Note 5 represent cumulative carrying value adjustments made by the Partnership (see Note 1).

The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 34 and 35, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.         Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 are as follows:

	2013	2012

ASSETS

Cash and cash equivalents	$1,596,159	$1,853,612
Rents receivable	227,426	179,281
Escrow deposits and reserves	3,302,594	3,425,097
Land	1,770,266	1,927,755
Buildings and improvements (net of accumulated depreciation of $40,403,938 and $43,708,700)	16,732,919	20,238,659
Intangible assets (net of accumulated amortization of $15,938 and $11,192)	146,938	151,684
Other assets	719,227	744,567

	$24,495,529	$28,520,655

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,354,945	$1,940,389
Due to related parties	692,680	763,364
Mortgage loans	30,024,883	35,248,458
Notes payable	967,945	749,380
Accrued interest	5,584,978	5,566,978
Other liabilities	328,830	305,236

	38,954,261	44,573,805

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	12,195,903	13,453,690
Cumulative loss	(10,862,708)	(12,120,495)

	1,333,195	1,333,195

General partners and other limited partners
Capital contributions, net of distributions	86,600	1,057,253
Cumulative loss	(15,878,527)	(18,443,598)

	(15,791,927)	(17,386,345)

	(14,458,732)	(16,053,150)

	$24,495,529	$28,520,655

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.         Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

REVENUE

Rental	$10,255,263	$14,064,341
Interest and other	184,944	320,238

TOTAL REVENUE	10,440,207	14,384,579

EXPENSES

Administrative	2,819,444	3,201,179
Utilities	1,238,506	1,970,815
Operating and maintenance	2,813,899	3,774,473
Taxes and insurance	1,191,410	1,612,742
Financial	1,533,749	1,535,690
Depreciation and amortization	1,850,532	2,584,077

TOTAL EXPENSES	11,447,540	14,678,976

LOSS BEFORE GAIN ON SALE OF PROPERTY	(1,007,333)	(294,397)

GAIN ON SALE OF PROPERTY	2,042,871	--

NET INCOME (LOSS)	$1,035,538	$(294,397)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.	$--	$206,132
General partners and other limited partners (includes Partnership losses in excess of investment of $1,405,825 and $949,102 and specially allocated income of $1,300,164 and $366,144)	1,035,538	(500,529)

	$1,035,538	$(294,397)

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

6.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or .14% of Invested Assets (as such term is defined in the Partnership Agreement), while the annual Additional Management Fee is equal to .06% of Invested Assets. The cumulative total of the management fees and administration fees (see discussion below herein Note 6) is limited to 0.5% of Invested Assets. The Partnership incurred Management Fees of $89,442 and $100,825 for the years ended March 30, 2014 and 2013, respectively, and Additional Management Fees of $20,895 and $43,211 for the years ended March 30, 2014 and 2013, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management Fees in the cumulative amount of $14,538 and $61,891 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2014 and 2013, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to RAM without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or .14% of Invested Assets, while the annual Additional Administration Fee is equal to .06% of Invested Assets. The cumulative total of the administration fees and management fees is limited as described above herein Note 6. The Partnership incurred Administration Fees of $89,442 and $100,825 for the years ended March 30, 2014 and 2013, respectively, and Additional Administration Fees of $20,895 and $43,211 for the years ended March 30, 2014 and 2013, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees and Additional Administration Fees due to RAM in the cumulative amount of $10,738 and $58,075 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2014 and 2013, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

7.	Taxable Income (Loss)

A reconciliation of the financial statement net income of the Partnership for the years ended March 30, 2014 and 2013 to the tax return income (loss) for the years ended December 31, 2013 and 2012 is as follows:

	2014	2013

Financial statement net income for the years ended March 30, 2014 and 2013	$177,493	$2,156,636

Add (less) net transactions occurring between
January 1, 2012 to March 30, 2012	--	(84,527)
January 1, 2013 to March 30, 2013	(11,075)	11,075
January 1, 2014 to March 30, 2014	(107,781)	--

Adjusted financial statement net income for the years ended December 31, 2013 and 2012	58,637	2,083,184

Management Fees and Administration Fees deductible for tax purposes when paid	(42,915)	4,724

Difference in gain on sale of limited partner interests/local partnership properties	1,261,445	321,016

Differences arising from equity in income (loss) of investment in local partnerships	(1,246,377)	(1,461,201)

Nondeductible flow through expenses (reversal)	--	(8,621)

Under accrued expenses (reversal)	--	(94,496)

Other income from local partnerships	(317,748)	(57,173)

Other differences	9,261	2,518

Tax return income (loss) for the years ended December 31, 2013 and 2012	$(277,697)	$789,951

The differences between the investment in local partnerships for financial reporting and tax purposes as of December 31, 2013 and 2012 are as follows:

	2013	2012

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(19,129,638)	(18,826,958)

	$19,129,638	$18,826,958

Payable to general partner and affiliate in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

8.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund, a short duration bond fund

The weighted average duration of Pemberwick’s assets is approximately 1.92 years as of March 30, 2014. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.07 and $10.12 per share as of March 30, 2014 and 2013, respectively. The Partnership’s investment in Pemberwick as of March 30, 2014 and 2013 is carried at its fair value of $6,149,426 and $2,807,679, respectively. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.09 as of May 31, 2014.

Investment in local partnerships

The Partnership assessed the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in loss of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment. The investment in local partnerships, carried at zero as of March 30, 2014 and 2013, approximates fair value.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 66, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credit Properties Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 53, is the President of Richman Tax Credits and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 53, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Tax Credits. Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 58, is the Secretary of Richman Tax Credits and a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 52, is the Assistant Treasurer of Richman Tax Credits and is the Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.               Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax Credits and did not pay any such compensation during the years ended March 30, 2014 and 2013. During the years ended March 30, 2014 and 2013, Richman Tax Credits did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Tax Credits receive compensation from certain affiliates of Richman Tax Credits for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates. See Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 6,389 Units, representing approximately 11.46% of all such Units. As of June 17, 2014, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax Credits nor the director or any officer of Richman Tax Credits own any Units.  Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13.               Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2015.

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

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2014 and 2013.

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

Item 14.               Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2014 and 2013:

	2014	2013

Audit Fees	$27,000	$47,250
Audit-Related Fees	--	--
Tax Fees	$13,750	$15,750
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2014 and 2013.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2014 and 2013 principal accountant fees and services.

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

(3)	Exhibits.

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed May 16, 1989 (File No. 33-25337)

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report for the period ended June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report for the period ended June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report for the period ended December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report for the period ended September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report for the period ended December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report for the period ended September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report for the period ended September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report for the period ended December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report for the period ended September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report for the period ended December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report for the period ended June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report for the period ended June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report for the year ended March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report for the year ended March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report for the period ended December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report for the period ended September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report for the year ended March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report for the year ended March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report for the year ended March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report for the period ended December 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report for the period ended September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report for the period ended September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report for the period ended June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report for the year ended March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report for the period ended June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report for the year ended March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report for the period ended December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report for the period ended December 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report for the year ended March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report for the period ended June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

Incorporated by
	Exhibit	Reference to

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report for the period ended September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report for the period ended December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report for the period ended December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report for the period ended December 30, 1993
(File No. 0-18405)

16.1	Letter to the Securities and Exchange Commission	Exhibit 16.1 to Current Report on
	from Reznick Group, P.C., dated November 9, 2012	Form 8-K filed on November 9, 2012

16.2	Letter to the Securities and Exchange Commission	Exhibit 16.1 to Current Report on
	from CohnReznick LLP, dated July 24, 2013	Form 8-K filed on July 24, 2013

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Incorporated by
	Exhibit	Reference to

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 14 through 33 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.2	Pages 47 through 70 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.3	Pages 86 through 88 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.4	Supplement No. 1 dated July 25, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.5	Supplement No. 2 dated September 18, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.6	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.7	Independent Auditor’s Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.8	Independent Auditor’s Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors’ Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.11	Independent Auditor’s Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.12	Independent Auditors’ Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.13	Independent Auditors’ Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

Incorporated by
	Exhibit	Reference to

99.14	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

99.15	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.16	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.17	Audited Financial Statements of Patton Place Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.18	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-18405)

99.19	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

**101 LAB	XBRL Labels Linkbase Document

**101 PRE	XBRL Presentation Linkbase Document

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2014 and 2013; (ii) Statements of Operations and  Comprehensive Income (Loss) for the years ended March 30, 2014 and 2013; (iii) Statements of Changes in Partners’ Equity (Deficit) for the years ended March 30, 2014 and 2013; and (iv) Statements of Cash Flows for the years ended March 30, 2014 and 2013

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: June 27, 2014	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 27, 2014	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 27, 2014
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 27, 2014
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of the	June 27, 2014
(Richard Paul Richman)	General Partner