Form 10-Q
period 2014-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2014-08-11
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2014

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

As of August 11, 2014, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2014	2014

ASSETS

Cash and liquid investments

Cash and cash equivalents	$265,275	$375,716
Investment in Pemberwick Fund - a short duration bond fund	6,221,187	6,149,426

Total cash and liquid investments	6,486,462	6,525,142

Due from local partnerships	20,820	64,864
Prepaid expenses	11,709

	$6,518,991	$6,590,006

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$30,688	$59,033
Payable to general partner and affiliates	67,833	25,276

	98,521	84,309

Commitments and contingencies

Partners' equity (deficit)

General partner	(428,578)	(427,922)
Limited partners (55,746 units of limited partnership interest outstanding)	6,816,071	6,912,860
Accumulated other comprehensive income	32,977	20,759

	6,420,470	6,505,697

	$6,518,991	$6,590,006

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

REVENUE

Interest	$14,787	$8,256
Other income from local partnerships		315,893

TOTAL REVENUE	14,787	324,149

EXPENSES

Administration fees	23,191	34,178
Management fees	23,191	34,178
Professional fees	14,145	13,692
State of New Jersey filing fee	11,708	12,492
Printing, postage and other	643	8,234

TOTAL EXPENSES	72,878	102,774

INCOME (LOSS) PRIOR TO GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(58,091)	221,375

GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(7,544)

NET INCOME (LOSS)	(65,635)	221,375

Other comprehensive income (loss) - Pemberwick Fund	12,218	(16,674)

COMPREHENSIVE INCOME (LOSS)	$(53,417)	$204,701

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(656)	$2,214
Limited partners	(64,979)	219,161

	$(65,635)	$221,375

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$(1.17)	$3.93

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2014 AND 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$14,787	$8,256
Cash paid for
Administration fees	(3,825)	(3,847)
Professional fees	(18,057)	(25,182)
State of New Jersey filing fee	(45,266)	(44,588)
Printing, postage and other expenses	(3,227)	(14,804)

Net cash used in operating activities	(55,588)	(80,165)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(59,542)	(8,164)
Proceeds in connection with sale of limited partner interests/local partnership properties	20,767
Distributions received from local partnerships	15,733	315,893

Net cash provided by (used in) investing activities	(23,042)	307,729

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to limited partners	(31,810)

Net cash used in financing activities	(31,810)

Net increase (decrease) in cash and cash equivalents	(110,440)	227,564

Cash and cash equivalents at beginning of period	375,716	3,740,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,276	$3,967,586

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in due from local partnerships reflected as gain (loss) on sale of limited partner interests/local partnership properties	$(7,544)

Unrealized gain (loss) on investment in Pemberwick Fund	$12,218	$(16,674)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(65,635)	$221,375

Adjustments to reconcile net income (loss) to net cash used in operating activities

Loss on sale of limited partner interests/local partnership properties	7,544
Other income from local partnerships		(315,893)
Increase in prepaid expenses	(11,709)	(12,493)
Decrease in accounts payable and accrued expenses	(28,345)	(37,663)
Increase in due to general partner and affiliates	42,557	64,509

NET CASH USED IN OPERATING ACTIVITIES	$(55,588)	$(80,165)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2014
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2014 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of June 29, 2014, the Partnership holds a Local Partnership Interest in nineteen Local Partnerships (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). The Partnership recognized a gain of $2,185,051 in connection with the sale. During the year ended March 30, 2014, after further resolution of North Hills Farms’ accounts under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount is included in due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2014 and was recorded as gain on sale of limited partner interests/local partnership properties for the year then then ended. The adjustment to the sale price was later reduced by $7,544; such amount is reflected as gain (loss) on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2014.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2014
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. During the three months ended June 29, 2014, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of June 2014 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.09 per share as of June 29, 2014. An unrealized gain of $32,977 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2014. As of June 29, 2014, the Partnership has earned $192,547 of interest revenue from its investment in Pemberwick.

4.	Distributions to Partners

During the three months ended June 29, 2014, the Partnership paid nonresident state withholding taxes of $31,810 on behalf of certain of its limited partners (the “Limited Partners”) in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Such amount is reflected as distributions to limited partners in the accompanying unaudited financial statements as of and for the three months ended June 29, 2014. In July 2014, the Partnership made a distribution of $50.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014. After deducting the nonresident state withholding taxes referred to above, the additional distribution to the Limited Partners was $2,755,400; the distribution to the General Partner was $28,155.

5.	Additional Information

Additional information, including the audited March 30, 2014 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2014 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2014 American Tax Credit Properties II L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2014. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the three months ended June 29, 2014, Registrant received cash from interest revenue, proceeds from the sale of certain Local Partnership Interests and distributions from Local Partnerships, and utilized cash for operating expenses, investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”) and nonresident state withholding taxes paid on behalf of certain of its limited partners (the “Limited Partners”) (see discussion below). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $39,000 during the three months ended June 29, 2014 (which includes an unrealized gain on investment in Pemberwick of approximately $12,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of June 29, 2014 represents accrued management and administration fees.

During the three months ended June 29, 2014, Registrant paid nonresident state withholding taxes of $31,810 on behalf of certain of the Limited Partners in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Such amount is reflected as distributions to limited partners in the accompanying unaudited financial statements as of and for the three months ended June 29, 2014. In July 2014, Registrant made a distribution of $50.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014. After deducting the nonresident state withholding taxes referred to above, the additional distribution to the Limited Partners was $2,755,400; the distribution to the General Partner was $28,155.

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

Registrant’s operations for the three months ended June 29, 2014 and 2013 resulted in net income (loss) of $(65,635) and $221,375, respectively. The increase in net loss is primarily attributable to a decrease in other income from local partnerships of approximately $316,000, partially offset by a decrease in operating expenses of approximately $30,000. Other comprehensive income for the three months ended June 29, 2014 resulted from an unrealized gain on investment in Pemberwick of $12,218.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of August 2014, Registrant owns nineteen of the fifty Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). Registrant recognized a gain of $2,185,051 in connection with the sale. During the year ended March 30, 2014, after further resolution of North Hills Farms’ accounts under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount is included in due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2014 and was recorded as gain on sale of limited partner interests/local partnership properties for the year then then ended. The adjustment to the sale price was later reduced by $7,544; such amount is reflected as gain (loss) on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2014.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. During the three months ended June 29, 2014, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of June 2014 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2014.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.                    Legal Proceedings.

None.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2014.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties II L.P.,
General Partner

By:Richman Tax Credits Inc.,
general partner

Dated: August 11, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 11, 2014	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: August 11, 2014	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director