Form 10-Q
period 2014-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2014-11-10
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2014

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

As of November 10, 2014, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2014	2014

ASSETS

Cash and liquid investments

Cash and cash equivalents	$202,198	$375,716
Investment in Pemberwick Fund - a short duration bond fund	3,486,359	6,149,426

Total cash and liquid investments	3,688,557	6,525,142

Due from local partnerships		64,864

	$3,688,557	$6,590,006

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$21,375	$59,033
Payable to general partner and affiliates	110,391	25,276

	131,766	84,309

Commitments and contingencies

Partners' equity (deficit)

General partner	(457,267)	(427,922)
Limited partners (55,746 units of limited partnership interest outstanding)	4,007,847	6,912,860
Accumulated other comprehensive income	6,211	20,759

	3,556,791	6,505,697

	$3,688,557	$6,590,006

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	September 29, 2014	September 29, 2014	September 29, 2013	September 29, 2013

REVENUE

Interest	$32,160	$46,947	$12,399	$20,655
Other income from local partnerships				315,893

TOTAL REVENUE	32,160	46,947	12,399	336,548

EXPENSES

Administration fees	23,191	46,382	33,857	68,035
Management fees	23,191	46,382	33,857	68,035
Professional fees	12,011	26,156	13,370	27,062
State of New Jersey filing fee	11,709	23,417	12,493	24,985
Printing, postage and other	15,416	16,059	5,909	14,143

TOTAL EXPENSES	85,518	158,396	99,486	202,260

INCOME (LOSS) PRIOR TO GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(53,358)	(111,449)	(87,087)	134,288

GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		(7,544)

NET INCOME (LOSS)	(53,358)	(118,993)	(87,087)	134,288

Reclassification of unrealized gain on investment in Pemberwick Fund	(26,766)	(14,548)

Other comprehensive income (loss) - Pemberwick Fund			5,776	(10,898)

COMPREHENSIVE INCOME (LOSS)	$(80,124)	$(133,541)	$(81,311)	$123,390

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(534)	$(1,190)	$(871)	$1,343
Limited partners	(52,824)	(117,803)	(86,216)	132,945

	$(53,358)	$(118,993)	$(87,087)	$134,288

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$(0.94)	$(2.11)	$(1.55)	$2.38

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$23,589	$20,655
Cash paid for
Administration fees	(7,649)	(7,705)
Professional fees	(39,381)	(70,615)
State of New Jersey filing fee	(45,266)	(44,588)
Printing, postage and other expenses	(18,643)	(20,713)

Net cash used in operating activities	(87,350)	(122,966)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(113,123)	(3,320,241)
Proceeds in connection with sale of limited partner interests/local partnership properties	41,587
Redemptions from Pemberwick Fund	2,785,000
Distributions received from local partnerships	15,733	315,893

Net cash provided by (used in) investing activities	2,729,197	(3,004,348)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(2,815,365)

Net cash used in financing activities	(2,815,365)

Net decrease in cash and cash equivalents	(173,518)	(3,127,314)

Cash and cash equivalents at beginning of period	375,716	3,740,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,198	$612,708

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in due from local partnerships reflected as gain (loss) on sale of limited partner interests/local partnership properties	$(7,544)

Reclassification of unrealized gain on investment in Pemberwick Fund	$(14,548)

Unrealized loss on investment in Pemberwick Fund		$(10,898)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(118,993)	$134,288

Adjustments to reconcile net income (loss) to net cash used in operating activities

Loss on sale of limited partner interests/local partnership properties	7,544
Gain on redemptions from Pemberwick Fund	(23,358)
Other income from local partnerships		(315,893)
Decrease in accounts payable and accrued expenses	(37,658)	(69,726)
Increase in due to general partner and affiliates	85,115	128,365

NET CASH USED IN OPERATING ACTIVITIES	$(87,350)	$(122,966)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2014
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2014 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2014 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of September 29, 2014, the Partnership holds a Local Partnership Interest in nineteen Local Partnerships (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) and Lakeside Housing Limited Partnership’s (“Lakeside Housing”) sale of their respective underlying Properties and agreements entered into by the Partnership in connection with the anticipated sale of six Local Partnership Interests). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain of the Properties owned by the Local Partnerships and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). The Partnership recognized a gain of $2,185,051 in connection with the sale. During the year ended March 30, 2014, after further resolution of the accounts of North Hills Farms under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount is included in due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2014 and was recorded as gain on sale of limited partner interests/local partnership properties for the year then then ended. The adjustment to the sale price was later reduced by $7,544; such amount is reflected as gain (loss) on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2014.

During the year ended March 30, 2014, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The 99% Local Partnership Interest in Queen Lane was acquired along with American Tax Credit Properties III L.P. (“ATCP III”), an investment partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owns 50.5%. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2014
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the six months ended September 29, 2014, the Partnership entered into purchase agreements to sell its Local Partnership Interests in Batesville Family, L.P. (“Batesville Family”), Canton Partners, L.P., Lawrence Road Properties, Ltd. (“Lawrence Road”), Magee Elderly, L.P. and Purvis Heights Properties, L.P. (“Purvis Heights”) to an affiliate of the Local General Partner of such Local Partnerships for a total of $58,095; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. In addition, the Partnership will receive $4,682 for distributions that are due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount will be recorded as other income from local partnerships. The sales are expected to close on or before December 30, 2014, subject to extension under the terms of the respective purchase agreements. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Batesville Family, Lawrence Road and Purvis Heights were acquired along with ATCP III (see discussion above regarding Queen Lane), whereby the Partnership owns 37.25%. ATCP III is selling its interest in Batesville Family, Lawrence Road and Purvis Heights as part of the same transactions.

During the six months ended September 29, 2014, the Partnership entered into a purchase agreement to sell its Local Partnership Interest in Village Creek Limited Partnership (“Village Creek”) to an affiliate of the Local General Partner of Village Creek on December 30, 2014. There will be no proceeds in connection with the sale; however, the Partnership will receive $12,000 for distributions that are due to the Partnership under the terms of the Village Creek partnership agreement. Such amount will be recorded as other income from local partnerships.

In October 2014, Lakeside Housing sold its underlying Property to an unaffiliated entity; the Partnership has received approximately $3,506,000 to date in connection with the sale. Lakeside Housing’s Local General Partner, which intends to dissolve Lakeside Housing as soon as possible, anticipates that there will be additional proceeds upon further resolution of Lakeside Housing’s accounts. The Partnership will record net income from the sale to the extent of all cash received.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. During the six months ended September 29, 2014, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of September 2014 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.08 per share as of September 29, 2014. An unrealized gain of $6,211 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2014. As of September 29, 2014, the Partnership has earned $224,485 of interest revenue from its investment in Pemberwick.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2014
(UNAUDITED)

4.	Distributions to Partners

During the six months ended September 29, 2014, the Partnership made a distribution of $50.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $31,810 paid on behalf of certain of the limited partners (the “Limited Partners”) in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. The total distribution to the Limited Partners was $2,787,210; the distribution to the General Partner was $28,155.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2014, American Tax Credit Properties II L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2014 resulting primarily from distributions made to the partners (see discussion below). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2014, Registrant received cash from interest revenue, proceeds from the sale of certain Local Partnership Interests, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and distributions from Local Partnerships, and utilized cash for operating expenses, investments in Pemberwick and distributions to the partners (see discussion below). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $2,837,000 during the six months ended September 29, 2014 (which includes the reclassification of unrealized gain on investment in Pemberwick of approximately $15,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of September 29, 2014 represents accrued management and administration fees.

During the six months ended September 29, 2014, Registrant made a distribution of $50.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $31,810 paid on behalf of certain of the limited partners (the “Limited Partners”) in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. The total distribution to the Limited Partners was $2,787,210; the distribution to the General Partner was $28,155.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

Registrant’s operations for the three months ended September 29, 2014 and 2013 resulted in net losses of $53,358 and $87,087, respectively. The decrease in net loss is primarily attributable to (i) an increase in interest revenue of approximately $20,000 and (ii) a net decrease in operating expenses of approximately $14,000. Other comprehensive loss for the three months ended September 29, 2014 resulted from the reclassification of unrealized gain on investment in Pemberwick of $26,766.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the six months ended September 29, 2014 and 2013 resulted in net income (loss) of $(118,993) and $134,288, respectively. The increase in net loss is primarily attributable to a decrease in other income from local partnerships of approximately $316,000, partially offset by (i) an increase in interest revenue of approximately $26,000 and (ii) a decrease in administration fees and management fees, in the aggregate, of approximately $43,000. Other comprehensive loss for the six months ended September 29, 2014 resulted from the reclassification of unrealized gain on investment in Pemberwick of $14,548.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of November 10, 2014, Registrant owns nineteen of the fifty Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) and Lakeside Housing Limited Partnership’s (“Lakeside Housing”) sale of their respective underlying Properties and agreements entered into by Registrant in connection with the anticipated sale of six Local Partnership Interests). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Many of the Local Partnerships receive rental subsidy payments, four of which include payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. The four Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. Of the four Local Partnerships noted above, two entered into restructuring agreements in a prior year, resulting in changes to both rent subsidy and mandatory debt service.

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

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). Registrant recognized a gain of $2,185,051 in connection with the sale. During the year ended March 30, 2014, after further resolution of the accounts of North Hills Farms under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount is included in due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2014 and was recorded as gain on sale of limited partner interests/local partnership properties for the year then then ended. The adjustment to the sale price was later reduced by $7,544; such amount is reflected as gain (loss) on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2014.

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

During the six months ended September 29, 2014, Registrant entered into purchase agreements to sell its Local Partnership Interests in Batesville Family, L.P. (“Batesville Family”), Canton Partners, L.P., Lawrence Road Properties, Ltd. (“Lawrence Road”), Magee Elderly, L.P. and Purvis Heights Properties, L.P. (“Purvis Heights”) to an affiliate of the Local General Partner of such Local Partnerships for a total of $58,095; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. In addition, Registrant will receive $4,682 for distributions that are due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount will be recorded as other income from local partnerships. The sales are expected to close on or before December 30, 2014, subject to extension under the terms of the respective purchase agreements. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Batesville Family, Lawrence Road and Purvis Heights were acquired along with ATCP III (see discussion above regarding Queen Lane), whereby Registrant owns 37.25%. ATCP III is selling its interest in Batesville Family, Lawrence Road and Purvis Heights as part of the same transactions.

During the six months ended September 29, 2014, Registrant entered into a purchase agreement to sell its Local Partnership Interest in Village Creek Limited Partnership (“Village Creek”) to an affiliate of the Local General Partner of Village Creek on December 30, 2014. There will be no proceeds in connection with the sale; however, Registrant will receive $12,000 for distributions that are due to Registrant under the terms of the Village Creek partnership agreement. Such amount will be recorded as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In October 2014, Lakeside Housing sold its underlying Property to an unaffiliated entity; Registrant has received approximately $3,506,000 to date in connection with the sale. Lakeside Housing’s Local General Partner, which intends to dissolve Lakeside Housing as soon as possible, anticipates that there will be additional proceeds upon further resolution of Lakeside Housing’s accounts. Registrant will record net income from the sale to the extent of all cash received.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. During the six months ended September 29, 2014, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of September 2014 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the partnership agreements of the Local Partnerships grant the Local General Partners the power to direct the activities that most significantly impact the economic success of the Local Partnerships. As a result of cumulative equity losses and distributions, and the sales of certain Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2013.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2014.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Registrant has entered into agreements to sell six of the nineteen Local Partnership Interests owned as of June 27, 2014 and another Local Partnership sold its underlying Property. There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2014.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: November 10, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 10, 2014	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: November 10, 2014	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director