Form 10-Q
period 2014-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2015-02-13
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2014

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

As of February 13, 2015, there are 55,746 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2014	2014

ASSETS

Cash and liquid investments

Cash and cash equivalents	$469,682	$375,716
Investment in Pemberwick Fund - a short duration bond fund	6,680,702	6,149,426

Total cash and liquid investments	7,150,384	6,525,142

Due from local partnerships		64,864

	$7,150,384	$6,590,006

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$40,017	$59,033
Payable to general partner and affiliates	14,706	25,276

	54,723	84,309

Commitments and contingencies

Partners' equity (deficit)

General partner	(421,740)	(427,922)
Limited partners (55,746 units of limited partnership interest outstanding)	7,525,040	6,912,860
Accumulated other comprehensive income (loss)	(7,639)	20,759

	7,095,661	6,505,697

	$7,150,384	$6,590,006

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2014 AND 2013
(UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	December 30, 2014	December 30, 2014	December 30, 2013	December 30, 2013

REVENUE

Interest	$8,460	$55,407	$17,158	$37,813
Other income from local partnerships	23,346	23,346	1,855	317,748

TOTAL REVENUE	31,806	78,753	19,013	355,561

EXPENSES

Administration fees	18,564	64,946	34,016	102,051
Management fees	18,564	64,946	34,016	102,051
Professional fees	14,257	40,413	11,711	38,773
State of New Jersey filing fee	11,709	35,126	12,493	37,478
Printing, postage and other	16,526	32,585	11,353	25,496

TOTAL EXPENSES	79,620	238,016	103,589	305,849

INCOME (LOSS) PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(47,814)	(159,263)	(84,576)	49,712

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	3,600,534	3,592,990	20,000	20,000

NET INCOME (LOSS)	3,552,720	3,433,727	(64,576)	69,712

Reclassification of unrealized gain on investment in Pemberwick Fund		(20,759)

Other comprehensive income (loss) - Pemberwick Fund	(13,850)	(7,639)	6,075	(4,823)

OTHER COMPREHENSIVE INCOME (LOSS)	(13,850)	(28,398)	6,075	(4,823)

COMPREHENSIVE INCOME (LOSS)	$3,538,870	$3,405,329	$(58,501)	$64,889

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$35,527	$34,337	$(646)	$697
Limited partners	3,517,193	3,399,390	(63,930)	69,015

	$3,552,720	$3,433,727	$(64,576)	$69,712

NET INCOME (LOSS) per unit of limited partnership interest (55,746 units of limited partnership interest)	$63.09	$60.98	$(1.14)	$1.24

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$32,049	$37,813
Cash paid for
Administration fees	(66,462)	(153,869)
Management fees	(74,000)	(157,690)
Professional fees	(48,450)	(74,638)
State of New Jersey filing fee	(45,266)	(44,588)
Printing, postage and other expenses	(33,424)	(32,066)

Net cash used in operating activities	(235,553)	(425,038)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(3,321,316)	(3,337,148)
Proceeds in connection with sale of limited partner interests/local partnership properties	3,642,121	20,000
Redemptions from Pemberwick Fund	2,785,000
Distributions received from local partnerships	39,079	317,748

Net cash provided by (used in) investing activities	3,144,884	(2,999,400)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(2,815,365)

Net cash used in financing activities	(2,815,365)

Net increase (decrease) in cash and cash equivalents	93,966	(3,424,438)

Cash and cash equivalents at beginning of period	375,716	3,740,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$469,682	$315,584

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in due from local partnerships included in gain on sale of limited partner interests/local partnership properties	$(7,544)

Reclassification of unrealized gain on investment in Pemberwick Fund	$(20,759)

Unrealized loss on investment in Pemberwick Fund	$(7,639)	$(4,823)

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2014 AND 2013
(UNAUDITED)

	2014	2013

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$3,433,727	$69,712

Adjustments to reconcile net income to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(3,592,990)	(20,000)
Gain on redemptions from Pemberwick Fund	(23,358)
Other income from local partnerships	(23,346)	(317,748)
Decrease in accounts payable and accrued expenses	(19,016)	(49,545)
Decrease in due to general partner and affiliates	(10,570)	(107,457)

NET CASH USED IN OPERATING ACTIVITIES	$(235,553)	$(425,038)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2014
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2014 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of December 30, 2014, the Partnership holds a Local Partnership Interest in six Local Partnerships (see discussion below regarding Lakeside Housing Limited Partnership’s (“Lakeside Housing”) sale of its underlying Property. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). The Partnership recognized a gain of $2,185,051 in connection with the sale. During the year ended March 30, 2014, after further resolution of the accounts of North Hills Farms under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount is included in due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2014 and was recorded as gain on sale of limited partner interests/local partnership properties for the year then then ended. The adjustment to the sale price was later reduced by $7,544; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2014
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the nine months ended December 30, 2014, the Partnership sold its Local Partnership Interest in Village Creek Limited Partnership (“Village Creek”) to an affiliate of the Local General Partner of Village Creek; there were no proceeds in connection with the sale. However, the Partnership received $12,000 for distributions that were due to the Partnership under the terms of the Village Creek partnership agreement. Such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014.

During the nine months ended December 30, 2014, the Partnership sold its Local Partnership Interests in Batesville Family, L.P. (“Batesville Family”), Canton Partners, L.P., Lawrence Road Properties, Ltd. (“Lawrence Road”), Magee Elderly, L.P. and Purvis Heights Properties, L.P. (“Purvis Heights”) to an affiliate of the Local General Partner of such Local Partnerships for a total of $58,095; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. In addition, the Partnership received $4,683 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Batesville Family, Lawrence Road and Purvis Heights were acquired along with American Tax Credit Properties III L.P. (“ATCP III”), an investment partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owned 37.25%. ATCP III sold its interest in Batesville Family, Lawrence Road and Purvis Heights as part of the same transactions.

During the nine months ended December 30, 2014, Lakeside Housing sold its underlying Property to an unaffiliated entity; the Partnership has received $3,506,089 to date in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. Lakeside Housing’s Local General Partner, which intends to dissolve Lakeside Housing as soon as possible, anticipates that there will be additional proceeds upon further resolution of Lakeside Housing’s accounts. The Partnership will record net income from the sale to the extent of all cash received.

During the nine months ended December 30, 2014, the Partnership sold its Local Partnership Interests in Browning Road Phase I, L.P., Lexington Estates Ltd., A Mississippi Limited Partnership, Lula Courts Ltd., L.P. and Tchula Courts Apartments, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $15,000; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. Such Local Partnerships have the same Local General Partner.

During the nine months ended December 30, 2014, the Partnership sold its Local Partnership Interests in DeQueen Villas Limited Partnership and Eudora Manor Limited Partnership to entities not affiliated with the Local General Partners of such Local Partnerships for a total of $21,350; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. Such Local Partnerships have the same Local General Partners.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2014
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2014, Queen Lane Investors (“Queen Lane”) sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The 99% Local Partnership Interest in Queen Lane was acquired along with ATCP III (see discussion above), whereby the Partnership owned 50.5%; Queen Lane has since been dissolved.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. During the nine months ended December 30, 2014, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of December 2014 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.04 per share as of December 30, 2014. An unrealized loss of $7,639 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2014. As of December 30, 2014, the Partnership has earned $232,678 of interest revenue from the date of its initial investment in Pemberwick through December 30, 2014.

4.	Distributions to Partners

During the nine months ended December 30, 2014, the Partnership made a distribution of approximately $50.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $31,810 paid on behalf of certain of the limited partners (the “Limited Partners”) in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. The total distribution to the Limited Partners was $2,787,210; the distribution to the General Partner was $28,155.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2014, American Tax Credit Properties II L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2014 resulting primarily from proceeds in connection with the sale of certain limited partner interests/local partnership properties and distributions made to the partners (see discussion below). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2014, Registrant received cash from interest revenue, proceeds from the sale of certain Local Partnership Interests and one Property (see discussion below under Results of Operations and Local Partnership Matters), redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and distributions from Local Partnerships, and utilized cash for operating expenses, investments in Pemberwick and distributions to the partners (see discussion below). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $625,000 during the nine months ended December 30, 2014 (which includes the reclassification of unrealized gain on investment in Pemberwick of approximately $21,000 and unrealized loss on investment in Pemberwick of approximately $8,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of December 30, 2014 represents accrued management and administration fees.

During the nine months ended December 30, 2014, Registrant made a distribution of approximately $50.00 per unit (“Unit”) of limited partnership interest to Unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $31,810 paid on behalf of certain of the limited partners (the “Limited Partners”) in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. The total distribution to the Limited Partners was $2,787,210; the distribution to the General Partner was $28,155.

Registrant anticipates making a distribution of approximately $75.00 per Unit to Unit holders of record as of February 28, 2015 on or before March 31, 2015 out of cash and liquid investments it currently holds.  One or more additional distributions are expected to be made following the dispositions of the remaining Properties and/or Local Partnership interests, which could occur during the year ending December 31, 2015.  The timing and amount of such additional distribution(s) cannot be accurately predicted at this time.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the three months ended December 30, 2014 and 2013 resulted in net income (loss) of $3,552,720 and $(64,576), respectively. The increase in net income is primarily attributable to an increase in gain on sale of limited partner interests/local partnership properties of approximately $3,581,000 and a decrease in administration fees and management fees, in the aggregate, of approximately $31,000. Other comprehensive loss for the three months ended December 30, 2014 resulted from an unrealized loss on investment in Pemberwick of $13,850.

Registrant’s operations for the nine months ended December 30, 2014 and 2013 resulted in net income of $3,433,727 and $69,712, respectively. The increase is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $3,573,000, (ii) a decrease in administration fees and management fees, in the aggregate, of approximately $74,000 and (iii) an increase in interest revenue of approximately $18,000, all partially offset by a decrease in other income from local partnerships of approximately $294,000. Other comprehensive loss for the nine months ended December 30, 2014 resulted from the reclassification of unrealized gain on investment in Pemberwick of $20,759 and an unrealized loss on investment in Pemberwick of $7,639.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of February 13, 2015, Registrant owns six of the fifty Local Partnership Interests initially acquired (see discussion below regarding Lakeside Housing Limited Partnership’s (“Lakeside Housing”) sale of its underlying Property. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Arkansas, Massachusetts, New Jersey and Pennsylvania. Four of the five remaining Local Partnerships with operating Properties receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of the remaining Local Partnerships currently receiving such subsidy. The four Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines; two of such Local Partnerships entered into restructuring agreements in a prior year, resulting in changes to both rent subsidy and mandatory debt service.

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

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in North Hills Farms Limited Partnership (“North Hills Farms”) to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the “North Hills Farms Purchase Agreement”). Registrant recognized a gain of $2,185,051 in connection with the sale. During the year ended March 30, 2014, after further resolution of the accounts of North Hills Farms under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount is included in due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2014 and was recorded as gain on sale of limited partner interests/local partnership properties for the year then then ended. The adjustment to the sale price was later reduced by $7,544; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014.

During the nine months ended December 30, 2014, Registrant sold its Local Partnership Interest in Village Creek Limited Partnership (“Village Creek”) to an affiliate of the Local General Partner of Village Creek; there were no proceeds in connection with the sale. However, Registrant received $12,000 for distributions that were due to Registrant under the terms of the Village Creek partnership agreement. Such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014.

During the nine months ended December 30, 2014, Registrant sold its Local Partnership Interests in Batesville Family, L.P. (“Batesville Family”), Canton Partners, L.P., Lawrence Road Properties, Ltd. (“Lawrence Road”), Magee Elderly, L.P. and Purvis Heights Properties, L.P. (“Purvis Heights”) to an affiliate of the Local General Partner of such Local Partnerships for a total of $58,095; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. In addition, Registrant received $4,683 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Batesville Family, Lawrence Road and Purvis Heights were acquired along with American Tax Credit Properties III L.P. (“ATCP III”), an investment partnership whose general partner is an affiliate of the General Partner, whereby Registrant owned 37.25%. ATCP III sold its interest in Batesville Family, Lawrence Road and Purvis Heights as part of the same transactions.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the nine months ended December 30, 2014, Lakeside Housing sold its underlying Property to an unaffiliated entity; Registrant has received $3,506,089 to date in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. Lakeside Housing’s Local General Partner, which intends to dissolve Lakeside Housing as soon as possible, anticipates that there will be additional proceeds upon further resolution of Lakeside Housing’s accounts. Registrant will record net income from the sale to the extent of all cash received.

During the nine months ended December 30, 2014, Registrant sold its Local Partnership Interests in Browning Road Phase I, L.P., Lexington Estates Ltd., A Mississippi Limited Partnership, Lula Courts Ltd., L.P. and Tchula Courts Apartments, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $15,000; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. Such Local Partnerships have the same Local General Partner.

During the nine months ended December 30, 2014, Registrant sold its Local Partnership Interests in DeQueen Villas Limited Partnership and Eudora Manor Limited Partnership to entities not affiliated with the Local General Partners of such Local Partnerships for a total of $21,350; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2014. Such Local Partnerships have the same Local General Partners.

During the year ended March 30, 2014, Queen Lane Investors (“Queen Lane”) sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The 99% Local Partnership Interest in Queen Lane was acquired along with ATCP III (see discussion above), whereby Registrant owned 50.5%; Queen Lane has since been dissolved.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. During the nine months ended December 30, 2014, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of December 2014 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2014.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Registrant has disposed of thirteen of the nineteen Local Partnership Interests owned as of June 27, 2014 (the date on which Registrant filed its Annual Report on Form 10-K for the year ended March 30, 2014) and another Local Partnership has sold its underlying Property. There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2014.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties II L.P.,
General Partner

By:Richman Tax Credits Inc.,
general partner

Dated: February 13, 2015	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 13, 2015	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: February 13, 2015	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director