Form 10-Q
period 2015-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2015-08-11
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2015

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2015	2015

ASSETS

Cash and liquid investments

Cash and cash equivalents	$1,095,219	$265,061
Investment in Pemberwick Fund - a short duration bond fund	2,640,774	6,884,812

Total cash and liquid investments	3,735,993	7,149,873

Prepaid expenses	13,054
Due from local partnership		869,404

	$3,749,047	$8,019,277

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$33,754	$52,134
Payable to general partner and affiliates	54,481	33,951

	88,235	86,085

Commitments and contingencies

Partners' equity (deficit)

General partner	(456,135)	(413,498)
Limited partners (55,746 units of limited partnership interest outstanding)	4,120,031	8,341,026
Accumulated other comprehensive income (loss)	(3,084)	5,664

	3,660,812	7,933,192

	$3,749,047	$8,019,277

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2015 AND 2014
(UNAUDITED)
	2015	2014

REVENUE

Interest	$14,963	$14,787

TOTAL REVENUE	14,963	14,787

EXPENSES

Administration fees	11,428	23,191
Management fees	11,428	23,191
Professional fees	12,545	14,145
State of New Jersey filing fee	13,053	11,708
Printing, postage and other	6,959	643

TOTAL EXPENSES	55,413	72,878

LOSS PRIOR TO GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(40,450)	(58,091)

GAIN (LOSS) ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		(7,544)

NET LOSS	(40,450)	(65,635)

Other comprehensive income (loss) - Pemberwick Fund	(8,748)	12,218

COMPREHENSIVE LOSS	$(49,198)	$(53,417)

NET LOSS ATTRIBUTABLE TO

General partner net loss	$(405)	$(656)
Limited partners net loss	(40,045)	(64,979)

	$(40,450)	$(65,635)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)	$(.72)	$(1.17)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2015 AND 2014
(UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,251	$14,787
Cash paid for
Administration fees	(2,326)	(3,825)
Professional fees	(2,797)	(18,057)
State of New Jersey filing fee	(54,904)	(45,266)
Printing, postage and other expenses	(6,290)	(3,227)

Net cash used in operating activities	(59,066)	(55,588)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(6,998)	(59,542)
Redemptions from Pemberwick Fund	4,250,000
Proceeds in connection with sale of limited partner interests/local partnership properties	869,404	20,767
Distributions received from local partnerships		15,733

Net cash provided by (used in) investing activities	5,112,406	(23,042)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(4,223,182)	(31,810)

Net cash used in financing activities	(4,223,182)	(31,810)

Net increase (decrease) in cash and cash equivalents	830,158	(110,440)

Cash and cash equivalents at beginning of period	265,061	375,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,095,219	$265,276

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Decrease in due from local partnerships reflected as gain (loss) on sale of limited partner interests/local partnership properties		$(7,544)

Unrealized gain (loss) on investment in Pemberwick Fund	$(8,748)	$12,218

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2015 AND 2014
(UNAUDITED)

	2015	2014

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(40,450)	$(65,635)

Adjustments to reconcile net loss to net cash used in operating activities

Loss on sale of limited partner interests/local partnership properties		7,544
Gain on redemptions from Pemberwick Fund	(7,712)
Increase in prepaid expenses	(13,054)	(11,709)
Decrease in accounts payable and accrued expenses	(18,380)	(28,345)
Increase in due to general partner and affiliates	20,530	42,557

NET CASH USED IN OPERATING ACTIVITIES	$(59,066)	$(55,588)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2015
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2015 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2015 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in fifty partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the “Advances”) made to certain Local Partnerships and all of which has been paid. As of June 29, 2015, the Partnership holds a Local Partnership Interest in five Local Partnerships. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

During the year ended March 30, 2015, Lakeside Housing Limited Partnership (“Lakeside Housing”) sold its underlying Property to an unaffiliated entity. The Partnership recognized a gain of $4,636,143 in connection with the sale, of which $869,404 was received during the three months ended June 29, 2015 and is reflected as due from local partnership in the accompanying unaudited balance sheet as of March 30, 2015.  Lakeside Housing has since been dissolved.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of June 29, 2015 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2015
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.04 per share as of June 29, 2015. An unrealized loss of $3,084 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of June 29, 2015. The Partnership has earned $263,195 of interest revenue from the date of its initial investment in Pemberwick through June 29, 2015.

4.	Distributions to Partners

During the three months ended June 29, 2015, the Partnership made a distribution to the Limited Partners in the amount of approximately $75 per Unit ($4,180,950); the pro-rata distribution to the General Partner was $42,232.

5.	Additional Information

Additional information, including the audited March 30, 2015 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2015 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2015 American Tax Credit Properties II L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2015 resulting primarily from making a distribution to the partners (see discussion below). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the three months ended June 29, 2015, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and proceeds from Lakeside Housing Limited Partnership’s (“Lakeside Housing”) sale of its underlying Property (see discussion below under Local Partnership Matters), and utilized cash for operating expenses, investments in Pemberwick and making a distribution to the partners. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $3,414,000 during the three months ended June 29, 2015 (which includes an unrealized loss on investment in Pemberwick of approximately $9,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of June 29, 2015 represents accrued management and administration fees.

During the three months ended June 29, 2015, Registrant made a distribution to the Limited Partners in the amount of approximately $75 per Unit ($4,180,950) to Unit holders of record as of February 28, 2015; the pro-rata distribution to the General Partner was $42,232. Registrant holds cash and liquid investments as of June 29, 2015 of approximately $3,736,000. After deducting future expenses and reserves, the balance is expected to be distributed to the partners in the future. There can be no assurance as to the amount and timing of such distribution, if any.

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

Registrant’s operations for the three months ended June 29, 2015 and 2014 resulted in losses of $40,450 and $65,635, respectively. The decrease is primarily attributable to (i) a net decrease in operating expenses of approximately $17,000 and (ii) a decrease in loss on sale of limited partner interests/local partnership properties of approximately $8,000. Other comprehensive loss for the three months ended June 29, 2015 resulted from an unrealized loss on investment in Pemberwick of $8,748.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of August 11, 2015, Registrant owns five of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Arkansas, Massachusetts, New Jersey and Pennsylvania.  Four of the five remaining Local Partnerships receive rental subsidy payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8”). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy. The four Local Partnerships’ Section 8 contracts, certain of which cover only certain rental units, are currently subject to renewal under applicable HUD guidelines. Two of the four Local Partnerships entered into restructuring agreements in a prior year, resulting in changes to both rent subsidy and mandatory debt service.

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

During the year ended March 30, 2015, Lakeside Housing sold its underlying Property to an unaffiliated entity. The Partnership recognized a gain of $4,636,143 in connection with the sale, of which $869,404 was received during the three months ended June 29, 2015 and is reflected as due from local partnership in the accompanying unaudited balance sheet as of March 30, 2015.  Lakeside Housing has since been dissolved.

The non-mandatory mortgages of Littleton Avenue Community Village, L.P. (“Littleton”) matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder issued a declaration of default demanding Littleton’s immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of June 29, 2015 is in excess of $3.1 million. Littleton’s Local General Partner reports that a refinancing of the mortgages is unlikely.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2015.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2015 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.              Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2015.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: August 11, 2015	/s/ Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: August 11, 2015	/s/ James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 11, 2015	/s/ Richard Paul Richman
By: Richard Paul Richman
Sole Director