Form 10-Q
period 2015-12-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2016-02-04
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes     X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer        Smaller Reporting Company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2015	2015

ASSETS

Cash and liquid investments

Cash and cash equivalents	$316,417	$265,061
Investment in Pemberwick Fund - a short duration bond fund	3,444,960	6,884,812

Total cash and liquid investments	3,761,377	7,149,873

Due from local partnerships	254,653	869,404

	$4,016,030	$8,019,277

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$48,866	$52,134
Payable to general partner and affiliates	10,655	33,951

	59,521	86,085

Commitments and contingencies

Partners' equity (deficit)

General partner	(453,098)	(413,498)
Limited partners (55,746 units of limited partnership interest outstanding)	4,420,606	8,341,026
Accumulated other comprehensive income (loss)	(10,999)	5,664

	3,956,509	7,933,192

	$4,016,030	$8,019,277

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2015 AND 2014
 (UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	December 30, 2015	December 30, 2015	December 30, 2014	December 30, 2014

REVENUE

Interest	$6,563	$27,596	$8,460	$55,407
Other income from local partnerships			23,346	23,346

TOTAL REVENUE	6,563	27,596	31,806	78,753

EXPENSES

Administration fees	8,213	31,069	18,564	64,946
Management fees	8,213	31,069	18,564	64,946
Professional fees	26,106	52,375	14,257	40,413
State of New Jersey filing fee	13,054	39,161	11,709	35,126
Printing, postage and other	5,295	19,913	16,526	32,585

TOTAL EXPENSES	60,881	173,587	79,620	238,016

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(54,318)	(145,991)	(47,814)	(159,263)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	409,153	409,153	3,600,534	3,592,990

NET INCOME	354,835	263,162	3,552,720	3,433,727

Reclassification of unrealized gain on investment in Pemberwick Fund		(3,492)		(20,759)

Other comprehensive loss - Pemberwick Fund	(7,916)	(13,171)	(13,850)	(7,639)

OTHER COMPREHENSIVE LOSS	(7,916)	(16,663)	(13,850)	(28,398)

COMPREHENSIVE INCOME	$346,919	$246,499	$3,538,870	$3,405,329

NET INCOME ATTRIBUTABLE TO

General partner	$3,549	$2,632	$35,527	$34,337
Limited partners	351,286	260,530	3,517,193	3,399,390

	$354,835	$263,162	$3,552,720	$3,433,727

NET INCOME per unit of limited partnership interest (55,746 units of limited partnership interest)	$6.30	$4.67	$63.09	$60.98

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2015 AND 2014
 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$19,883	$32,049
Cash paid for
Administration fees	(42,934)	(66,462)
Management fees	(42,500)	(74,000)
Professional fees	(37,503)	(48,450)
State of New Jersey filing fee	(54,904)	(45,266)
Printing, postage and other expenses	(22,310)	(33,424)

Net cash used in operating activities	(180,268)	(235,553)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(819,098)	(3,321,316)
Proceeds in connection with sale of limited partner interests/local partnership properties	1,023,904	3,642,121
Redemptions from Pemberwick Fund	4,250,000	2,785,000
Distributions received from local partnerships		39,079

Net cash provided by investing activities	4,454,806	3,144,884

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(4,223,182)	(2,815,365)

Net cash used in financing activities	(4,223,182)	(2,815,365)

Net increase in cash and cash equivalents	51,356	93,966

Cash and cash equivalents at beginning of period	265,061	375,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$316,417	$469,682

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(13,171)	$(7,639)

Reclassification of unrealized gain on investment in Pemberwick Fund	$(3,492)	$(20,759)

Decrease in due from local partnerships included in gain on sale of limited partner interests/local partnership properties		$(7,544)

See reconciliation of net income to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2015 AND 2014
 (UNAUDITED)

	2015	2014

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$263,162	$3,433,727

Adjustments to reconcile net income to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(409,153)	(3,592,990)
Gain on redemptions from Pemberwick Fund	(7,713)	(23,358)
Other income from local partnerships		(23,346)
Decrease in accounts payable and accrued expenses	(3,268)	(19,016)
Decrease in due to general partner and affiliates	(23,296)	(10,570)

NET CASH USED IN OPERATING ACTIVITIES	$(180,268)	$(235,553)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2015
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2015 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interests") in fifty partnerships (the "Local Partnerships") representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the "Advances") made to certain Local Partnerships and all of which has been paid. As of December 30, 2015, the Partnership holds a Local Partnership Interest in one Local Partnership (Littleton Avenue Community Village, L.P. ("Littleton")). The Partnership has no legal obligation to fund any of Littleton's operating deficits. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the "Local General Partners") on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships' Properties and/or the Partnership's Local Partnership Interests, the Partnership's investment in local partnerships reached a zero balance in a prior year.

During the year ended March 30, 2015, Lakeside Housing Limited Partnership ("Lakeside Housing") sold its underlying Property to an unaffiliated entity. The Partnership recognized a gain of $4,636,143 in connection with the sale, of which $869,404 was received during the nine months ended December 30, 2015 and is reflected as due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2015.  Lakeside Housing has since been dissolved.

During the nine months ended December 30, 2015, the Partnership sold its Local Partnership Interests in Hill Com I Associates Limited Partnership and Hill Com II Associates Limited Partnership (collectively the "Hill Com Local Partnerships") to one of the Local General Partners of the Hill Com Local Partnerships; there were no proceeds in connection with the sale. The Hill Com Local Partnerships have the same Local General Partners.

During the nine months ended December 30, 2015, the Partnership sold its Local Partnership Interest in Patton Place Limited Partnership ("Patton Place") to an affiliate of the Local General Partners of Patton Place. The Partnership received $45,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2015. Of such amount, $40,500 was received subsequent to December 30, 2015 and is included in due from local partnerships in the accompanying unaudited balance sheet as of December 30, 2015.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2015
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the nine months ended December 30, 2015, 1989 Westview Arms Limited Partnership ("Westview Arms") sold its underlying Property to an unaffiliated entity. The Partnership is to receive $364,153 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2015. Of such amount, $150,000 was received during the nine months ended December 30, 2015 and $214,153 is included in due from local partnerships in the accompanying unaudited balance sheet as of December 30, 2015. The Local General Partner of Westview Arms will dissolve Westview Arms as soon as possible.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder issued a declaration of default demanding Littleton's immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of December 30, 2015 is in excess of $3.1 million. Littleton's Local General Partner reports that a refinancing of the mortgages is unlikely.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $10.01 per share as of December 30, 2015. An unrealized loss of $10,999 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2015. The Partnership has earned $275,297 of interest revenue from the date of its initial investment in Pemberwick through December 30, 2015.

4.	Distributions to Partners

During the nine months ended December 30, 2015, the Partnership made a distribution to the Limited Partners in the amount of $4,180,950, representing approximately $75 per Unit; the pro-rata distribution to the General Partner was $42,232.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2015 American Tax Credit Properties II L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2015 resulting primarily from making a distribution to the partners (see discussion below). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the "Local Partnership Interests") in partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2015, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund ("Pemberwick") and proceeds in connection with the sale of certain Local Partnership Interests and certain of the Local Partnerships' underlying Properties (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses, investments in Pemberwick and making a distribution to the partners. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $3,388,000 during the nine months ended December 30, 2015 (which includes the reclassification of unrealized gain on investment in Pemberwick of approximately $4,000 and an unrealized loss on investment in Pemberwick of approximately $13,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of December 30, 2015 represents accrued management and administration fees.

During the nine months ended December 30, 2015, Registrant made a distribution to the Limited Partners in the amount of $4,180,950, representing approximately $75 per Unit, to Unit holders of record as of February 28, 2015; the pro-rata distribution to the General Partner was $42,232. Registrant holds cash and liquid investments as of December 30, 2015 of approximately $3,761,000 and has a receivable from certain Local Partnerships of approximately $255,000. After deducting future expenses and reserves, the balance is expected to be distributed to the partners in the future. There can be no assurance as to the amount and timing of such distribution, if any.

Results of Operations

Registrant's operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance in a prior year.

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

Registrant's operations for the three months ended December 30, 2015 and 2014 resulted in net income of $354,835 and $3,552,720, respectively. The decrease is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $3,191,000 and (ii) a decrease in other income from local partnerships of approximately $23,000, all partially offset by a net decrease in operating expenses of approximately $19,000. Other comprehensive loss for the three months ended December 30, 2015 resulted from an unrealized loss on investment in Pemberwick of $7,916.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

Registrant's operations for the nine months ended December 30, 2015 and 2014 resulted in net income of $263,162 and $3,433,727, respectively. The decrease is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $3,184,000, (ii) a decrease in interest revenue of approximately $28,000 and (iii) a decrease in other income from local partnerships of approximately $23,000, all partially offset by a net decrease in operating expenses of approximately $64,000. Other comprehensive loss for the nine months ended December 30, 2015 resulted from the reclassification of unrealized gain on investment in Pemberwick of $3,492 and an unrealized loss on investment in Pemberwick of $13,171.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions"). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant has been in the process of disposing of its remaining Local Partnership Interests and, as of February 4, 2016, owns one of the fifty Local Partnership Interests initially acquired (Littleton Avenue Community Village, L.P. ("Littleton")). In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Littleton Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Littleton. Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Littleton, although there can be no assurance as to when such final disposition will occur.

Littleton owns a subsidized and leveraged low-income multifamily residential complex located in Newark, New Jersey. The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder issued a declaration of default demanding Littleton's immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the lender. Unpaid principal and accrued interest on the second mortgage as of December 30, 2015 is in excess of $3.1 million. Littleton's Local General Partner reports that a refinancing of the mortgages is unlikely. Registrant has no legal obligation to fund any of Littleton's operating deficits.

During the year ended March 30, 2015, Lakeside Housing Limited Partnership ("Lakeside Housing") sold its underlying Property to an unaffiliated entity. Registrant recognized a gain of $4,636,143 in connection with the sale, of which $869,404 was received during the nine months ended December 30, 2015 and is reflected as due from local partnerships in the accompanying unaudited balance sheet as of March 30, 2015.  Lakeside Housing has since been dissolved.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

During the nine months ended December 30, 2015, Registrant sold its Local Partnership Interests in Hill Com I Associates Limited Partnership and Hill Com II Associates Limited Partnership (collectively the "Hill Com Local Partnerships") to one of the Local General Partners of the Hill Com Local Partnerships; there were no proceeds in connection with the sale. The Hill Com Local Partnerships have the same Local General Partners.

During the nine months ended December 30, 2015, Registrant sold its Local Partnership Interest in Patton Place Limited Partnership ("Patton Place") to an affiliate of the Local General Partners of Patton Place. Registrant received $45,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2015. Of such amount, $40,500 was received subsequent to December 30, 2015 and is included in due from local partnerships in the accompanying unaudited balance sheet as of December 30, 2015.

During the nine months ended December 30, 2015, 1989 Westview Arms Limited Partnership ("Westview Arms") sold its underlying Property to an unaffiliated entity. Registrant is to receive $364,153 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2015. Of such amount, $150,000 was received during the nine months ended December 30, 2015 and $214,153 is included in due from local partnerships in the accompanying unaudited balance sheet as of December 30, 2015. The Local General Partner of Westview Arms will dissolve Westview Arms as soon as possible.

Critical Accounting Policies and Estimates

The accompanying unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying unaudited financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As a result of cumulative equity losses and distributions, and the sale of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance in a prior year.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition. Words such as "anticipate," "expect," "intend," "plan," "seek," "estimate" and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Registrant may also provide written forward-looking statements in other materials released to the public. Such statements are made in good faith by Registrant pursuant to the "Safe Harbor" provisions of the Reform Act. Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant's actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of December 30, 2015.

There were no changes in Registrant's internal control over financial reporting during the three months ended December 30, 2015 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Registrant has disposed of four of the five Local Partnership Interests owned as of June 26, 2015 (the date on which Registrant filed its Annual Report on Form 10-K for the year ended March 30, 2015). There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant's Annual Report on Form 10-K for the year ended March 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of Registrant's remaining Local Partnership Interest.

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

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: February 4, 2016	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: February 4, 2016	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 4, 2016	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director