Form 10-K
period 2016-03-30
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2016-06-21
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "accelerated filer," large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                 Accelerated Filer                  Non-Accelerated Filer                            Smaller Reporting Company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No    X

Documents incorporated by reference:

Pages 14 through 33, 47 through 70 and 86 through 88 of the Registrant's prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, and filed as Exhibits hereto, are incorporated by reference into Part I of this Annual Report.

PART I

Item 1.       Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties II L.P. (the "Registrant"), a Delaware limited partnership, was formed on October 26, 1988 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"), through the acquisition of limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee. Registrant initially invested in fifty such Local Partnerships, including one whose Property also qualified for the historic rehabilitation tax credit in accordance with IRC Section 47 (the "Historic Rehabilitation Tax Credit"). Registrant considers its activity to constitute a single industry segment.

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

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "SEC") on April 21, 1989 pursuant to the Securities Act of 1933 under Registration Statement File No. 33-25337, and was declared effective on May 9, 1989. Reference is made to the prospectus dated May 10, 1989, as supplemented by Supplement No. 1 and Supplement No. 2 dated July 25, 1989 and September 18, 1989, respectively, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the SEC's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 47 through 70 of the Prospectus is hereby incorporated into this Annual Report by reference.

On June 14, 1989, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 100,000 units of limited partnership interest (the "Units") at $1,000 per Unit to investors (the "Limited Partners"). On June 28, 1989, July 31, 1989 and September 22, 1989, the closings for 13,533, 20,560 and 21,653 Units, respectively, took place, amounting to aggregate Limited Partners' capital contributions of $55,746,000.

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

Disposal of Local Partnership Interests

Registrant has been in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns one of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Littleton Avenue Community Village, L.P. ("Littleton"). Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Littleton; there can be no assurance as to when such final disposition will occur.

Item 1.          Business (Continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant's business taken as a whole. See Item 8 below - Financial Statements and Supplementary Data.

Competition

Pursuant to Rule 12b-23 of the SEC's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 33 of the Prospectus is hereby incorporated into this Annual Report by reference.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. Affiliates of the General Partner employ individuals who perform the management activities of Registrant. These entities also perform similar services for other affiliates of the General Partner.

Regulation

The following is a brief summary of certain regulations applicable to Registrant and is not, nor should it be considered, a full summary of the law or all related issues. Other than as set forth above and below, Registrant is not aware of any existing or probable federal, state or local governmental regulations, or any recent changes to such governmental regulations, which would have an effect on Registrant's business.

Littleton is subject to restrictions on the amount of annual cash distributions to partners under the terms of its loan and regulatory agreements. Registrant does not anticipate any future distributions from Littleton.

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

Registrant initially acquired Local Partnership Interests in fifty Local Partnerships in 1989 and 1990. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2006 and, accordingly, Registrant has been in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns one of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner's intention to sell or assign Registrant's 99% Local Partnership Interest in Littleton. Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Littleton; there can be no assurance as to when such final disposition will occur.

Item 2.           Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
1989 Westview Arms Limited Partnership (4), (15) Westview Arms Dumas, Arkansas	60	$130,796		$--	(4)

2000-2100 Christian Street Associates (3), (17) Christian Street Apartments II Philadelphia, Pennsylvania	57	1,654,764		--	(3)

Ann Ell Apartments Associates, Ltd. (3), (17) Ann Ell Apartments Miami Beach, Florida	54	1,411,983		--	(3)

Auburn Hills Apartments Limited Partnership (3), (6) Auburn Hills Apartments Cabot, Arkansas	24	201,649		--	(3)

Auburn Hills Townhouses Limited Partnership (3) Auburn Hills Townhouse Apartments Pontiac, Michigan	250	3,206,110		--	(3)

Batesville Family, L.P. (3), (11) Westridge Apartments Batesville, Mississippi	48	160,741	(2)	--	(3)

Browning Road Phase I, L.P. (3), (12) Browning Road Apartments, Phase I Greenwood, Mississippi	60	197,808		--	(3)

Bruce Housing Associates, L.P. (3), (5) Bruce Family Apartments Bruce, Mississippi	40	122,814	(2)	--	(3)

Canton Partners, L.P. (3), (11) Pecan Village Canton, Mississippi	48	380,199		--	(3)

Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	1,058,976	(2)	--	(3)

Christian Street Associates Limited Partnership (3), (17) Christian Street Apartments Philadelphia, Pennsylvania	72	2,610,886		--	(3)

Cityside Apartments, Phase II, L.P. (3) Cityside Apartments Phase II Trenton, New Jersey	107	6,592,092		--	(3)

Cleveland Square, Ltd. (3) Cleveland Square Apartments Cleveland, Texas	48	223,327		--	(3)

Item 2.       Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
College Avenue Apartments Limited Partnership (3), (17) College Avenue Apartments Natchitoches, Louisiana	41	$501,348		$--	(3)

Corrigan Square, Ltd. (3) Corrigan Square Apartments Corrigan, Texas	96	372,833		--	(3)

DeQueen Villas Limited Partnership (3), (13) DeQueen Villas Apartments DeQueen, Arkansas	7	296,051		--	(3)

Dermott Villas Limited Partnership (3) Dermott Villas Dermott, Arkansas	32	272,802		--	(3)

Eagle View, Ltd. (3), (7) Eagle View Apartments Clearfield, Kentucky	14	102,850		--	(3)

Elm Hill Housing Limited Partnership (3) Elm Hill Housing Boston, Massachusetts	142	5,712,391		--	(3)

Eudora Manor Limited Partnership (3), (13) Eudora Manor Apartments Eudora, Arkansas	37	188,838		--	(3)

Forest Village Housing Partnership (3), (17) Forest Village Apartments Auburn, Washington	89	1,706,079		--	(3)

Harborside Housing Limited Partnership (3) Cal-View Apartments East Chicago, Indiana	255	1,789,434		--	(3)

Hill Com I Associates Limited Partnership (4), (14) Hill Com I Apartments Pittsburgh, Pennsylvania	67	887,635		--	(4)

Hill Com II Associates Limited Partnership (4), (14) Hill Com II Apartments Pittsburgh, Pennsylvania	48	683,172		--	(4)

Hughes Manor Limited Partnership (3) Hughes Manor Hughes, Arkansas	32	287,261		--	(3)

Ivy Family, L.P. (3), (5) Ivy Apartments Louisville, Mississippi	32	90,878	(2)	--	(3)

Item 2.           Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
Lakeside Housing Limited Partnership (4), (9) Lakeside Garden Apartments East Chicago, Indiana	312	$3,147,863		$--	(4)

Lawrence Road Properties, Ltd. (3), (11) Hillcrest Apartments Newton, Mississippi	24	83,013	(2)	--	(3)

Lexington Estates Ltd., A Mississippi Limited Partnership (3), (12) Lexington Estates Lexington, Mississippi	24	176,225		--	(3)

Littleton Avenue Community Village, L.P. Littleton Avenue Community Village Newark, New Jersey	102	3,087,138		4,303,080		(1)

Lula Courts Ltd., L.P. (3), (12) Lula Courts Lula, Mississippi	24	176,645		--	(3)

Magee Elderly, L.P. (3), (11) Eastgate Manor Magee, Mississippi	24	150,952		--	(3)

Mirador del Toa Limited Partnership (3) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	186,717	(2)	--	(3)

Nixa Heights Apartments, L.P. (3) Nixa Heights Apartments Nixa, Missouri	40	250,030		--	(3)

North Hills Farms Limited Partnership (3) North Hills Farms Apartments Pontiac, Michigan	525	3,443,762		--	(3)

Patton Place Limited Partnership (4), (16) Patton Street Apartments Springfield, Massachusetts	24	794,044		--	(4)

Plantersville Family, L.P. (3), (5) Regal Ridge Apartments Plantersville, Mississippi	24	152,268		--	(3)

Powelton Gardens Associates (3) Powelton Gardens Apartments West Philadelphia, Pennsylvania	25	782,958		--	(3)

Purvis Heights Properties, L.P. (3), (11) Pineview Apartments Purvis, Mississippi	40	128,419	(2)	--	(3)

Queen Lane Investors (3) Queen's Row Philadelphia, Pennsylvania	29	603,552	(2)	--	(3)

Item 2.       Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
Renova Properties, L.P. (3), (5) Hymon Lucas Manor Renova, Mississippi	24	$165,582		$--	(3)

Santa Juanita Limited Dividend Partnership L.P. (3), (8) Santa Juanita Apartments Bayamon, Puerto Rico	45	584,117	(2)	--	(3)

Simpson County Family, L.P. (3), (5) Azalea Apartments Magee, Mississippi	24	211,823		--	(3)

Summers Village Limited Partnership (3), (7) Summers Village Apartments Summersville, West Virginia	24	194,674		--	(3)

Tchula Courts Apartments, L.P. (3), (12) Tchula Courts Apartments Tchula, Mississippi	24	150,984		--	(3)

The Pendleton (A Louisiana Partnership in Commendam) (3), (17) The Pendleton Shreveport, Louisiana	36	447,621		--	(3)

Trenton Heights Apartments, L.P. (3) Trenton Heights Apartments Trenton, Mississippi	40	100,434		--	(3)

Twin Pine Family, L.P. (3), (5) Twin Pine Apartments Louisville, Mississippi	24	163,172		--	(3)

Village Creek Limited Partnership (3), (10) Village Creek Apartments Arkadelphia, Arkansas	40	288,216		--	(3)

York Park Associates Limited Partnership (3) York Park Apartments Dundalk, Maryland	80	2,146,200		--	(3)

		$48,460,126		$4,303,080

(1)	The Local Partnership's debt structure includes a principal and interest payment subsidy.

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 in Note 5 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2015 in Note 5 to the accompanying financial statements.

Item 2.           Properties (Continued).

(5)
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

(7)
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

(9)
The Local Partnership sold its underlying Property in October 2014 but was not formally dissolved until 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements does not include any results of operations for such Local Partnership.

(10)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2014. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2014.

(11)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2014; such Local Partnerships have the same Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2014.

(12)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2014; such Local Partnerships have the same Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2014.

(13)
Registrant sold its Local Partnership Interest to unaffiliated entities in December 2014; such Local Partnerships have the same Local General Partners. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2014.

(14)
Registrant sold its Local Partnership Interest to one of the Local General Partners in September 2015; such Local Partnerships have the same Local General Partners. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships through the date of sale (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(15)
The Local Partnership sold its underlying Property in December 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2015 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

Item 2.          Properties (Continued).

(16)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partners in December 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2015 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(17)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.        Legal Proceedings.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 8, 2016 was approximately 2,061, holding an aggregate of 55,746 Units.

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

Distributions

Registrant was required to pay nonresident state withholding taxes of $31,810 on behalf of certain of the Limited Partners in April 2014 in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Registrant made a distribution to the Limited Partners in the amount of approximately $50 per Unit in July 2014 to Unit holders of record as of June 27, 2014; the $50 per Unit includes the nonresident state withholding taxes referred to above. Lakeside Housing Limited Partnership ("Lakeside Housing") was required to pay nonresident state withholding taxes of $258,043 on behalf of the Limited Partners in March 2015 in connection with gains recognized by Lakeside Housing for the year ended December 31, 2014. Registrant made a distribution to the Limited Partners in the amount of approximately $75 per Unit in April 2015 to Unit holders of record as of February 28, 2015. Registrant holds cash and liquid investments as of June 16, 2016 of approximately $3,867,000. After deducting future expenses and reserves, the balance is expected to be distributed to the Limited Partners in the future. There can be no assurance as to the amount and timing of such distribution, if any.

Low-income Housing Tax Credits and Historic Rehabilitation Tax Credits (collectively, the "Tax Credits"), which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,499 per Unit, net of circumstances which have given rise to recapture. The Ten Year Credit Period with respect to all of the Properties was fully exhausted as of December 31, 2005 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2006. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Littleton. Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith.

Recent Sales of Unregistered Securities

None.

Item 6.       Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the "Limited Partners") in three closings with aggregate Limited Partners' capital contributions of $55,746,000. In connection with the offering of the sale of units (the "Units"), Registrant incurred organization and offering costs of approximately $6,534,000 and established a working capital reserve of approximately $3,345,000. The remaining net proceeds of approximately $45,867,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partner interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that own low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"); one Local Partnership owned a Property that also qualified for the historic rehabilitation tax credit in accordance with IRC Section 47. The Net Proceeds were utilized in acquiring a Local Partnership Interest in fifty Local Partnerships. As of June 20, 2016, Registrant owns one of the fifty Local Partnership Interests initially acquired, Littleton Avenue Community Village, L.P. ("Littleton").

As of March 30, 2016, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") totaling $4,024,433, which is available for operating expenses of Registrant and circumstances that may arise in connection with Littleton. Future sources of Registrant funds are expected to be primarily from interest earned on working capital.

During the year ended March 30, 2016, Registrant received cash from interest revenue, proceeds from the sale of certain Local Partnership Interests and one Property (see discussion below under Local Partnership Matters) and redemptions from Pemberwick, and utilized cash for operating expenses, investments in Pemberwick and distributions to partners. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $3,125,000 during the year ended March 30, 2016 (which includes the reclassification of unrealized gain on investment in Pemberwick of approximately $3,000 and an unrealized loss on investment in Pemberwick of approximately $3,000), primarily as the result of distributions to partners of approximately $4,223,000.  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2016 represents accrued administration and management fees.

Results of Operations

Registrant's operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all remaining Local Partnerships in which Registrant owned an interest during the periods, irrespective of Registrant's investment balances (see discussion above in Item 2 - Properties). As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance in a prior year.

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

Registrant's operations for the years ended March 30, 2016 and 2015 resulted in net income of $176,387 and $4,518,605, respectively. The decrease is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $4,300,000, (ii) a decrease in interest revenue of approximately $35,000 and (iii) a decrease in other income from local partnerships of approximately $23,000. Although total operating expenses remained consistent from year to year, administration and management fees decreased, in the aggregate, by approximately $78,000 and State of New Jersey filing fees increased by approximately $65,000. Other comprehensive loss for the year ended March 30, 2016 resulted from the reclassification of unrealized gain on investment in Pemberwick of $3,492 and an unrealized loss on investment in Pemberwick of $2,838.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The remaining Local Partnerships' net income of approximately $88,000 for the year ended December 31, 2015 includes gain on sale of property of approximately $826,000, depreciation and amortization expense of approximately $514,000 and interest on non-mandatory debt of approximately $241,000, and does not include principal payments on permanent mortgages of approximately $46,000. The remaining Local Partnerships' net income of approximately $8,402,000 for the year ended December 31, 2014 includes gain on sale of property of approximately $8,820,000, depreciation and amortization expense of approximately $1,312,000 and interest on non-mandatory debt of approximately $290,000, and does not include principal payments on permanent mortgages of approximately $515,000. The results of operations of the Local Partnerships for the year ended December 31, 2015 are not indicative of results that may be expected in future periods. Revenue and expense fluctuations from 2014 to 2015 have resulted from Registrant's sales of Local Partnership Interests and certain Local Partnerships' Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions"). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant has been in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns one of the fifty Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Littleton. Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Littleton; there can be no assurance as to when such final disposition will occur.

Littleton owns a 102 unit subsidized and leveraged low-income multifamily residential complex located in Newark, New Jersey. The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder (the "Lender") issued a declaration of default demanding Littleton's immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the Lender. Unpaid principal and accrued interest on the second mortgage as of March 30, 2016 is in excess of $3.1 million. Littleton's Local General Partner reports that a refinancing of the mortgages is unlikely and the Lender has issued a request for offers to purchase the first mortgage. Registrant has no legal obligation to fund any of Littleton's operating deficits.

During the year ended March 30, 2016, Registrant sold its Local Partnership Interests in Hill Com I Associates Limited Partnership and Hill Com II Associates Limited Partnership (collectively the "Hill Com Local Partnerships") to one of the Local General Partners of the Hill Com Local Partnerships; there were no proceeds in connection with the sale. The Hill Com Local Partnerships have the same Local General Partners.

During the year ended March 30, 2016, Registrant sold its Local Partnership Interest in Patton Place Limited Partnership ("Patton Place") to an affiliate of the Local General Partners of Patton Place. Registrant received $45,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2016.

During the year ended March 30, 2016, 1989 Westview Arms Limited Partnership ("Westview Arms") sold its underlying Property to an unaffiliated entity. Registrant received $378,124 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2016. Westview Arms has since been dissolved.

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

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance in a prior year.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this Annual Report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition. Words such as "anticipate," "expect," "intend," "plan," "seek," "estimate" and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Registrant may also provide written forward-looking statements in other materials released to the public. Such statements are made in good faith by Registrant pursuant to the "Safe Harbor" provisions of the Reform Act. Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant's actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties II L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties II L.P. (the "Partnership") as of March 30, 2016 and 2015, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties II L.P. as of March 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 20, 2016

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
MARCH 30, 2016 AND 2015

	2016	2015

ASSETS

Cash and liquid investments

Cash and cash equivalents	$560,502	$265,061
Investment in Pemberwick Fund - a short duration bond fund	3,463,931	6,884,812

Total cash and liquid investments	4,024,433	7,149,873

Due from local partnerships		869,404

	$4,024,433	$8,019,277

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$124,543	$52,134
Payable to general partner and affiliates	19,823	33,951

	144,366	86,085

Commitments and contingencies

Partners' equity (deficit)

General partner	(453,966)	(413,498)
Limited partners (55,746 units of limited partnership interest outstanding)	4,334,699	8,341,026
Accumulated other comprehensive income (loss)	(666)	5,664

	3,880,067	7,933,192

	$4,024,433	$8,019,277

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2016 AND 2015
	2016	2015

REVENUE

Interest	$36,481	$71,458
Other income from local partnerships		23,346

TOTAL REVENUE	36,481	94,804

EXPENSES

Administration fees - affiliate	37,388	76,374
Management fees - affiliate	37,388	76,374
Professional fees	67,027	55,375
State of New Jersey filing fee	116,772	52,214
Printing, postage and other	24,643	38,906

TOTAL EXPENSES	283,218	299,243

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(246,737)	(204,439)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	423,124	4,723,044

NET INCOME	176,387	4,518,605

Reclassification of unrealized gain - Pemberwick Fund	(3,492)	(9,383)
Other comprehensive loss - Pemberwick Fund	(2,838)	(5,712)

Other comprehensive loss	(6,330)	(15,095)

COMPREHENSIVE INCOME	$170,057	$4,503,510

NET INCOME ATTRIBUTABLE TO

General partner	$1,764	$45,186
Limited partners	174,623	4,473,419

	$176,387	$4,518,605

NET INCOME per unit of limited partnership interest (55,746 units of limited partnership interest)	$3.13	$80.25

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2016 AND 2015

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners' equity (deficit), March 30, 2014	$(427,922)	$6,912,860	$20,759	$6,505,697

Net income	45,186	4,473,419		4,518,605

Distributions to partners	(30,762)	(3,045,253)		(3,076,015)

Reclassification of unrealized gain - Pemberwick Fund			(9,383)	(9,383)

Other comprehensive loss - Pemberwick Fund			(5,712)	(5,712)

Partners' equity (deficit), March 30, 2015	(413,498)	8,341,026	5,664	7,933,192

Net income	1,764	174,623		176,387

Distributions to partners	(42,232)	(4,180,950)		(4,223,182)

Reclassification of unrealized gain - Pemberwick Fund			(3,492)	(3,492)

Other comprehensive loss - Pemberwick Fund			(2,838)	(2,838)

Partners' equity (deficit), March 30, 2016	$(453,966)	$4,334,699	$(666)	$3,880,067

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$28,768	$48,100
Cash paid for
Administration fees	(46,404)	(70,073)
Management fees	(42,500)	(74,000)
Professional fees	(54,089)	(69,035)
State of New Jersey filing fee	(54,904)	(45,266)
Printing, postage and other expenses	(27,040)	(39,093)

Net cash used in operating activities	(196,169)	(249,367)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(827,736)	(3,512,123)
Redemptions from Pemberwick Fund	4,250,000	2,785,000
Distributions received from local partnerships		39,079
Proceeds in connection with sale of limited partner interests/local partnership properties	1,292,528	3,642,121

Net cash provided by investing activities	4,714,792	2,954,077

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(4,223,182)	(2,815,365)

Net cash used in financing activities	(4,223,182)	(2,815,365)

Net increase (decrease) in cash and cash equivalents	295,441	(110,655)

Cash and cash equivalents at beginning of year	265,061	375,716

CASH AND CASH EQUIVALENTS AT END OF YEAR	$560,502	$265,061

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(2,838)	$(5,712)

Reclassification of unrealized gain on investment in Pemberwick Fund	$(3,492)	$(9,383)

Net increase in due from local partnerships included in gain on sale of limited partner interests/local partnership properties		$861,860

Nonresident withholding taxes paid by a local partnership on behalf of the partners included in gain on sale of limited partner interests/local partnership properties and distributions to partners		$260,650

See reconciliation of net income to net cash used in operating activities on page 20.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2016 AND 2015
	2016	2015

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES

Net income	$176,387	$4,518,605

Adjustments to reconcile net income to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(423,124)	(4,723,044)
Other income from local partnerships		(23,346)
Gain on redemptions from Pemberwick Fund	(7,713)	(23,358)
Increase (decrease) in accounts payable and accrued expenses	72,409	(6,899)
Increase (decrease) in payable to general partner and affiliates	(14,128)	8,675

NET CASH USED IN OPERATING ACTIVITIES	$(196,169)	$(249,367)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2016 AND 2015

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties II L.P. (the "Partnership") was formed on October 26, 1988 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the "Limited Partners") on June 28, 1989.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"), through the acquisition of limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Partnership invested in one Local Partnership whose Property also qualified for the historic rehabilitation tax credit in accordance with IRC Section 47.  Such interests were acquired in 1989 and 1990. Richman Tax Credit Properties II L.P. (the "General Partner") was formed on October 26, 1988 to act as the General Partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or the Partnership's Local Partnership Interests, the Partnership's investment in local partnerships reached a zero balance in a prior year.

The Partnership assessed the carrying value (the "Carrying Value") of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the general partners of the Local Partnerships (the "Local General Partners"). In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As described above, the Partnership's investment in local partnerships has a zero balance.

Advances and additional capital contributions (collectively the "Advances") that are not required under the terms of the Local Partnerships' partnership agreements but which are made to the Local Partnerships are recorded as investment in local partnerships. Certain Advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

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

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund ("Pemberwick"), an investment grade institutional short duration bond fund, at estimated fair value. Realized gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (the "IRS") and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no Partnership income tax returns are currently being examined by the IRS, tax years subsequent to 2011 remain subject to examination. These financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

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

Net income is allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement. Net income (loss) in the year of dissolution of the Partnership will be allocated to the partners as described in the dissolution provisions of the Partnership Agreement. During the year ended March 30, 2016, the Partnership made a distribution to the Limited Partners in the amount of approximately $75 per Unit ($4,180,950) to Unit holders of record as of February 28, 2015; the pro-rata distribution to the General Partner was $42,232. During the year ended March 30, 2015, the Partnership paid nonresident state withholding taxes of $31,810 on behalf of certain of the Limited Partners in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. The Partnership also made a distribution to the Limited Partners in the amount of approximately $50 per Unit (an additional $2,755,400). The $50 per Unit includes the nonresident state withholding taxes referred to above; the pro-rata distribution to the General Partner was $28,155. As a result of gains recognized in connection with the sale of its underlying Property during the year ended December 31, 2014, Lakeside Housing Limited Partnership ("Lakeside Housing") was required to pay nonresident state withholding taxes of $258,043 and $2,607 on behalf of the Limited Partners and the General Partner, respectively (see Note 5).

3.	Cash and Cash Equivalents

As of March 30, 2016, the Partnership has $560,502 in cash and cash equivalents. Of such amount, $264,890 is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the "FDIC"). The entire amount is FDIC insured as of March 30, 2016. The remaining $295,612 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that 95% of Pemberwick's assets will be rated "A-" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick's assets is approximately 1.57 years as of March 30, 2016. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick's net asset value ("NAV") is $10.04 and $10.06 per share as of March 30, 2016 and 2015, respectively. The Partnership's investment in Pemberwick as of March 30, 2016 and 2015 is $3,463,931 and $6,884,812, respectively. An unrealized loss of $666 as of March 30, 2016 is reflected as accumulated other comprehensive loss in the accompanying balance sheet as of March 30, 2016. The Partnership has earned $283,934 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2016. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick's NAV was $10.04 as of May 31, 2016.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

4.	Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick's inception and earned $3,075 and $7,913 in connection with the Partnership's investment in Pemberwick for the years ended March 30, 2016 and 2015, respectively, enough to cover its direct costs. The Advisor's asset management affiliate, Richman Asset Management, Inc. ("RAM") has agreed to reduce its administration and management fees (see Note 6) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in fifty Local Partnerships. As of March 30, 2016, the Partnership owns a 99% Local Partnership Interest in only one Local Partnership, Littleton Avenue Community Village, L.P. ("Littleton").

In connection with the initial purchase of fifty Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2016 the Partnership is committed to make capital contributions in the aggregate of $48,460,126, which includes Advances to certain Local Partnerships and all of which has been paid.

Littleton owns a 102 unit subsidized and leveraged low-income multifamily residential complex located in Newark, New Jersey. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of Littleton are subject to specific laws, regulations and agreements with federal and state agencies. As of December 31, 2015, Littleton has outstanding mortgage loans payable totaling approximately $4,303,000 and accrued interest payable on such loans totaling approximately $5,180,000, which are secured by security interests and liens common to mortgage loans on Littleton's real property and other assets.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder (the "Lender") issued a declaration of default demanding Littleton's immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the Lender. Unpaid principal and accrued interest on the second mortgage as of March 30, 2016 is in excess of $3.1 million. Littleton's Local General Partner reports that a refinancing of the mortgages is unlikely and the Lender has issued a request for offers to purchase the first mortgage. The Partnership has no legal obligation to fund any of Littleton's operating deficits.

During the year ended March 30, 2016, the Partnership sold its Local Partnership Interests in Hill Com I Associates Limited Partnership and Hill Com II Associates Limited Partnership (collectively the "Hill Com Local Partnerships") to one of the Local General Partners of the Hill Com Local Partnerships; there were no proceeds in connection with the sale. The Hill Com Local Partnerships have the same Local General Partners.

During the year ended March 30, 2016, the Partnership sold its Local Partnership Interest in Patton Place Limited Partnership ("Patton Place") to an affiliate of the Local General Partners of Patton Place. The Partnership received $45,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2016.

During the year ended March 30, 2016, 1989 Westview Arms Limited Partnership ("Westview Arms") sold its underlying Property to an unaffiliated entity, in connection with which Westview Arms recognized a gain of $826,288; such amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2015 herein Note 5.  The Partnership received $378,124 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2016. Westview Arms has since been dissolved.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in North Hills Farms Limited Partnership ("North Hills Farms") to affiliates of the Local General Partners of North Hills Farms for $3,586,431 under the terms of a purchase agreement (the "North Hills Farms Purchase Agreement"). The Partnership recognized a gain of $2,185,051 in connection with the sale.  During the year ended March 30, 2014, after further resolution of the accounts of North Hills Farms under the terms of the North Hills Farms Purchase Agreement, the sale price was increased by $28,364; such amount was recognized by the Partnership as gain on sale of limited partner interests/local partnership properties during the year ended March 30, 2014. The adjustment to the sale price was later reduced by $7,544; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015.

During the year ended March 30, 2015, the Partnership sold its Local Partnership Interest in Village Creek Limited Partnership ("Village Creek") to an affiliate of the Local General Partner of Village Creek; there were no proceeds in connection with the sale. However, the Partnership received $12,000 for distributions that were due to the Partnership under the terms of the Village Creek partnership agreement. Such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015 (see Note 1).

During the year ended March 30, 2015, the Partnership sold its Local Partnership Interests in Batesville Family, L.P. ("Batesville Family"), Canton Partners, L.P., Lawrence Road Properties, Ltd. ("Lawrence Road"), Magee Elderly, L.P. and Purvis Heights Properties, L.P. ("Purvis Heights") to an affiliate of the Local General Partner of such Local Partnerships for a total of $58,095; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015. In addition, the Partnership received $4,683 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015 (see Note 1). Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Batesville Family, Lawrence Road and Purvis Heights were acquired along with American Tax Credit Properties III L.P. ("ATCP III"), an investment partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owned 37.25%. ATCP III sold its interest in Batesville Family, Lawrence Road and Purvis Heights as part of the same transaction.

During the year ended March 30, 2015, Lakeside Housing sold its underlying Property to an unaffiliated entity, in connection with which Lakeside Housing recognized a gain of $8,820,227; such amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2014 herein Note 5.  The Partnership received $4,375,493 in connection with the sale, of which $869,404 was received during the year ended March 30, 2016 and is reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2015.  In addition, Lakeside Housing was required to pay taxes directly to the State and County in which the Property is located totaling $260,650 on behalf of the partners of the Partnership (see Note 2); such amount is included in distributions to partners in the accompanying financial statements of the Partnership as of and for the year ended March 30, 2015. The Partnership recognized a gain on the sale of $4,636,143; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015. Lakeside Housing has since been dissolved.

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

During the year ended March 30, 2015, the Partnership sold its Local Partnership Interests in DeQueen Villas Limited Partnership and Eudora Manor Limited Partnership to unaffiliated entities for a total of $21,350; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015. Such Local Partnerships have the same Local General Partners.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interest in Auburn Hills Apartments Limited Partnership ("Auburn Hills") to an affiliate of the Local General Partner of Auburn Hills. Although the Partnership received no proceeds in connection with the sale, the Partnership received $1,500 during the year ended March 30, 2015 for distributions that were due to the Partnership under the terms of the partnership agreement of Auburn Hills. Such amount was recognized by the Partnership as other income from local partnerships for the year ended March 30, 2014 (see Note 1).

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interests in Eagle View, Ltd. and Summers Village Limited Partnership to the Local General Partner of such Local Partnerships or affiliates thereof for a total of $20,767; such amount was recognized by the Partnership as gain on sale of limited partner interests/local partnership properties during the year ended March 30, 2014. In addition, the Partnership received $14,233 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount was recognized by the Partnership as other income from local partnerships during the year ended March 30, 2014 (see Note 1). The total proceeds of $35,000 were received during the year ended March 30, 2015. The Local General Partners of such Local Partnerships are affiliates of each other.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $660,096 and $929,412 for the years ended December 31, 2015 and 2014, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The differences between the Partnership's investment in local partnerships as of March 30, 2016 and 2015 and the amounts reflected as the Partnership's investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 herein Note 5 are as follows:

	2016	2015

Investment in local partnerships as of March 30 - Partnership	$--	$--
Carrying Value adjustments (see Note 1)	--	1,330,343
Distributions paid by Lakeside Housing after December 31, 2014	--	1,130,054

Investment in local partnerships as of December 31, 2015 and 2014 - Local Partnerships' combined balance sheets	$--	$2,460,397

The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 27 and 28, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5). The combined balance sheet of the Local Partnerships as of December 31, 2015 only includes balances for Littleton.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.             Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 are as follows:

	2015	2014

ASSETS

Cash and cash equivalents	$59,863	$2,479,602
Rents receivable	19,989	141,545
Escrow deposits and reserves	121,865	298,963
Land	512,331	820,233
Buildings and improvements (net of accumulated depreciation of $6,834,349 and $12,637,208)	681,942	3,207,145
Other assets	107,087	264,510

	$1,503,077	$7,211,998

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$154,795	$985,529
Due to related parties	89,577	530,791
Mortgage loans	4,303,080	6,747,505
Notes payable	790,551	242,676
Accrued interest	5,180,496	5,561,951
Other liabilities	82,870	97,956

	10,601,369	14,166,408

Partners' equity (deficit)

American Tax Credit Properties II L.P.
Capital contributions, net of distributions	3,072,138	4,488,474
Cumulative loss	(3,072,138)	(2,028,077)

	--	2,460,397

General partners and other limited partners
Capital contributions, net of distributions	(200,277)	(4,236,274)
Cumulative loss	(8,898,015)	(5,178,533)

	(9,098,292)	(9,414,807)

	(9,098,292)	(6,954,410)

	$1,503,077	$7,211,998

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.             Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

REVENUE

Rental	$2,074,591	$8,014,998
Interest and other	59,334	288,833

TOTAL REVENUE	2,133,925	8,303,831

EXPENSES

Administrative	298,227	1,123,077
Payroll	312,351	1,067,806
Utilities	471,125	1,144,163
Operating and maintenance	697,670	1,740,936
Taxes and insurance	320,852	873,582
Financial	258,336	1,460,454
Depreciation and amortization	514,107	1,311,874

TOTAL EXPENSES	2,872,668	8,721,892

LOSS BEFORE GAIN ON SALE OF PROPERTY	(738,743)	(418,061)

GAIN ON SALE OF PROPERTY	826,288	8,820,227

NET INCOME	$87,545	$8,402,166

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties II L.P.*	$703,510	$4,540,562
General partners and other limited partners (includes Partnership losses in excess of investment of $660,096 and $949,412 and specially allocated income of $43,256 and $169,045)	(615,965)	3,861,604

	$87,545	$8,402,166

*The allocations of income in 2015 and 2014 are from Westview Arms and Lakeside Housing, respectively, whose Properties were sold. Because the Partnership's investment in such Local Partnerships had reached a zero balance prior to the income allocation, the Partnership has recognized income only to the extent of proceeds received, to be received or paid on behalf of the Partnership in connection with the sales (see discussion above herein Note 5).

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

6.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the "Management Fee") and an annual additional management fee (the "Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or .14% of Invested Assets (as such term is defined in the Partnership Agreement), while the annual Additional Management Fee is equal to .06% of Invested Assets. The cumulative total of the management fees and administration fees (see discussion below herein Note 6) is limited to 0.5% of Invested Assets. The Partnership incurred Management Fees of $34,223 and $64,079 for the years ended March 30, 2016 and 2015, respectively, and Additional Management Fees of $3,165 and $12,295 for the years ended March 30, 2016 and 2015, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management Fees in the cumulative amount of $11,800 and $16,912 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2016 and 2015, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to RAM without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the "Administration Fee") and an annual additional administration fee (the "Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or .14% of Invested Assets, while the annual Additional Administration Fee is equal to .06% of Invested Assets. The cumulative total of the administration fees and management fees is limited as described above herein Note 6. The Partnership incurred Administration Fees of $34,223 and $64,079 for the years ended March 30, 2016 and 2015, respectively, and Additional Administration Fees of $3,165 and $12,295 for the years ended March 30, 2016 and 2015, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees and Additional Administration Fees in the cumulative amount of $8,023 and $17,039 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2016 and 2015, respectively.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

7.	Taxable Income

A reconciliation of the financial statement net income of the Partnership for the years ended March 30, 2016 and 2015 to the tax return income for the years ended December 31, 2015 and 2014 is as follows:

	2016	2015

Financial statement net income for the years ended March 30, 2016 and 2015	$176,387	$4,518,605

Add (less) net transactions occurring between
January 1, 2014 to March 30, 2014	--	107,781
January 1, 2015 to March 30, 2015	1,084,878	(1,084,878)
January 1, 2016 to March 30, 2016	22,217	--

Adjusted financial statement net income for the years ended December 31, 2015 and 2014	1,283,482	3,541,508

Management Fees and Administration Fees deductible for tax purposes when paid	(4,051)	2,196

Gain on sale of limited partner interests/local partnership properties	737,723	4,310,061

Equity in income (loss) of investment in local partnerships	(79,858)	5,286,662

Nondeductible flow-through expenses	6,343	--

Other income from local partnerships	--	(86,456)

Other differences	(1,096)	784

Tax return income for the years ended December 31, 2015 and 2014	$1,942,543	$13,054,755

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2015 and 2014 are as follows:

	2015	2014

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(8,975,477)	(9,619,371)

	$8,975,477	$9,619,371

Payable to general partner and affiliate in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

8.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund, a short duration bond fund

The estimated fair value of Pemberwick is based on current market quotes received from active markets. Pemberwick's NAV is calculated and published daily (see Note 4).

Investment in local partnerships

The Partnership assessed the Carrying Value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment. The investment in local partnerships, carried at zero as of March 30, 2016, approximates fair value. Although the investment in local partnerships was carried at zero as of March 30, 2015, Westview Arms was able to negotiate a sale of its underlying Property during the year ended March 30, 2016 (see Note 5).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits concluded that Registrant's disclosure controls and procedures were effective as of March 30, 2016.

Management's Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Tax Credits, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant's internal control over financial reporting was effective as of March 30, 2016.

This Annual Report does not include an attestation report of Registrant's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Registrant's independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant's internal control over financial reporting during the three months ended March 30, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Tax Credits. The executive officers and director of Richman Tax Credits are:

Served in present
Name	capacity since[1]	Position held

Richard Paul Richman	October 26, 1988	Director
Brian Myers	June 19, 2015	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	October 26, 1988	Vice President and Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

1Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 68, is the sole Director of Richman Tax Credits. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Housing Credits Inc., an affiliate of Richman Tax Credits and the general partner of the general partner of American Tax Credit Properties III L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Tax Credits and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Brian Myers, age 52, is the President of Richman Tax Credits and the President of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Tax Credits. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall asset management operations of RAM in connection with Registrant's investment in the Local Partnerships.

James Hussey, age 55, is a Vice President and the Treasurer of Richman Tax Credits. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the asset management and finance operations of RAM.

Gina K. Dodge, age 60, is a Vice President and the Secretary of Richman Tax Credits and a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 54, is an Assistant Treasurer of Richman Tax Credits and an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and asset management functions.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the "Audit Committee"). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the NASDAQ Stock Market independence standards; however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

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

Item 11.      Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Tax Credits and did not pay any such compensation during the years ended March 30, 2016 and 2015. During the years ended March 30, 2016 and 2015, Richman Tax Credits did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Tax Credits receive compensation from certain affiliates of Richman Tax Credits for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068, are the owners of 6,884 Units, representing approximately 12.35% of all such Units. As of June 8, 2016, no person or entity, other than Prizm Investments and certain affiliates thereof, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Tax Credits nor the director or any officer of Richman Tax Credits own any Units.  Richman Tax Credits is wholly-owned by Richard Paul Richman.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2017.

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

Indebtedness of Management

No officer or director of Richman Tax Credits or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2016 and 2015.

Corporate Governance

As discussed elsewhere in this Annual Report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under NASDAQ Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as director/officers of Richman Tax Credits. Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under NASDAQ rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.  Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.      Principal Accountant Fees and Services.

Registrant's independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2016 and 2015:

	2016	2015

Audit Fees	$27,000	$27,000
Audit-Related Fees	--	--
Tax Fees	$21,750	$13,750
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant's interim financial statements and review of documents filed with the SEC. Tax fees represent fees for annual tax return preparation and consulting. There were no other accounting fees incurred by Registrant in fiscal 2016 and 2015.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2016 and 2015 principal accountant fees and services.

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

(3)	Exhibits.

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant's Prospectus filed May 16, 1989 (File No. 33-25337)

10.01	1989 Westview Arms Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended September 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.02	2000-2100 Christian Street Associates	Exhibit 10.8 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.03	Ann Ell Apartments Associates, Ltd.	Exhibit 10.1 to Form 10-Q
	Second Amended and Restated Agreement of	Report for the period ended June 29, 1990
	Limited Partnership	(File No. 0-18405)

10.04	Auburn Hills Apartments Limited	Exhibit 10.2 to Form 10-Q
	Partnership Amended and	Report for the period ended June 29, 1990
	Restated Certificate and Articles	(File No. 0-18405)
of Limited Partnership

10.05	Auburn Hills Townhouses Limited	Exhibit 10.01 to Form 10-K
	Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.06	Batesville Family, L.P. Amended and	Exhibit 10.02 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.07	Batesville Family, L.P. First	Exhibit 10.05 to Form 10-K
	Amendment to the Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No 0-18405)

10.08	Amendment No. 1 to the Batesville Family, L.P.	Exhibit 10.06 to Form 10-K
	Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.09	Amendment No. 2 to the Batesville	Exhibit 10.1 to Form 10-Q
	Family, L.P. Amended and Restated	Report for the period ended December 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.10	Batesville Family, L.P. Amendment	Exhibit 10.1 to Form 10-Q
	No. 3 to Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.11	Browning Road Phase I, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended September 29, 1990
	of Limited Partnership	(File No. 0-18405)

10.12	Browning Road Phase I, L.P.	Exhibit 10.2 to Form 10-Q
	First Agreement to Amended and	Report for the period ended September 29, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.13	Bruce Housing Associates, L.P.	Exhibit 10.03 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.14	Amendment No. 1 to the	Exhibit 10.12 to Form 10-K
	Bruce Housing Associates, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.15	Bruce Housing Associates, L.P.	Exhibit 10.13 to Form 10-K
	First Amendment to Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.16	Amendment No. 2 to the Bruce Housing	Exhibit 10.2 to Form 10-Q
	Associates, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.17	Bruce Housing Associates, L.P.	Exhibit 10.2 to Form 10-Q
	Amendment No. 3 to the Amended	Report for the period ended December 30, 1991
	and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.18	Canton Partners, L.P.	Exhibit 10.2 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.19	Carrington Limited Dividend Housing	Exhibit 10.3 to Form 10-Q
	Association Limited Partnership	Report for the period ended September 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.20	Carrington Limited Dividend	Exhibit 10.4 to Form 10-Q
	Housing Association Limited Partnership	Report for the period ended September 29, 1990
	Second Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.21	Carrington Limited Dividend Housing Association	Exhibit 10.3 to Form 10-Q
	Limited Partnership Amendment No. 1 to the	Report for the period ended December 30, 1990
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.22	Christian Street Associates	Exhibit 10.2 to Form 10-Q
	Limited Partnership Second Amended and	Report for the period ended September 29, 1989
	Restated Agreement and Certificate	(File No. 33-25337)
of Limited Partnership

Incorporated by
	Exhibit	Reference to

10.23	Cityside Apartments, Phase II, L.P.	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended September 29, 1989
	Limited Partnership	(File No. 33-25337)

10.24	Amendment No. 1 to Cityside	Exhibit 10.22 to Form 10-K
	Apartments, Phase II, L.P.	Report for the year ended March 30, 1992
	Amended and Restated Agreement of	(File No. 0-18405)
Limited Partnership

10.25	Cleveland Square, Ltd.	Exhibit 10.07 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.26	College Avenue Apartments	Exhibit 10.7 to Form 10-Q
	Limited Partnership Amended	Report for the period ended December 30, 1989
	and Restated and Articles of	(File No. 33-25337)
Partnership in Commendam

10.27	Corrigan Square, Ltd.	Exhibit 10.09 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.28	Critical Ventures Housing	Exhibit 10.3 to Form 10-Q
	Partnership III, A Washington Limited	Report for the period ended June 29, 1990
	Partnership Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.29	De Queen Villas Limited Partnership	Exhibit 10.11 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.30	Dermott Villas Limited Partnership	Exhibit 10.12 to Form 10-K
	Amended and Restated Certificate and	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.31	Eagle View, Ltd. Second Amended and	Exhibit 10.4 to Form 10-K
	Restated Certificate of Limited	Report for the period ended June 29, 1990
	Partnership and Limited Partnership Agreement	(File No. 0-18405)

10.32	Elm Hill Housing Limited Partnership	Exhibit 10.13 to Form 10-K
	Second Amended and Restated	Report for the year ended March 30, 1990
	Agreement and Certificate of Limited Partnership	(File No. 0-18405)

10.33	Eudora Manor Limited Partnership	Exhibit 10.14 to Form 10-K
	Amended and Restated Agreement	Report for the year ended March 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.34	Forest Village Housing Partnership	Exhibit 10.2 to Form 10-Q
	Amendment No. 1 to Amended and Restated	Report for the period ended December 30, 1993
	Agreement of Limited Partnership	(File No. 0-18405)

10.35	Amended and Restated Agreement	Exhibit 10.5 to Form 10-Q
	of Limited Partnership	Report for the period ended September 29, 1990
	Harborside Housing Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.36	Hill Com I Associates Limited	Exhibit 10.9 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.37	Hill Com I Associates	Exhibit 10.35 to Form 10-K
	Limited Partnership First Amendment	Report for the year ended March 30, 1992
	to Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.38	Hill Com II Associates Limited	Exhibit 10.10 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement and Certificate of Limited Partnership	(File No. 33-25337)

10.39	Hill Com II Associates Limited	Exhibit 10.37 to Form 10-K
	Partnership First Amendment to	Report for the year ended March 30, 1992
	Amended and Restated Agreement and	(File No. 0-18405)
Certificate of Limited Partnership

10.40	Hughes Manor Limited Partnership	Exhibit 10.17 to Form 10-K
	Amended and Restated Certificate	Report for the year ended March 30, 1990
	and Articles of Limited Partnership	(File No. 0-18405)

10.41	Ivy Family, L.P. Amended and	Exhibit 10.18 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.42	Amendment No. 1 to the Ivy Family,	Exhibit 10.4 to Form 10-Q
	L.P. Amended and Restated Agreement	Report for the period ended December 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.43	Ivy Family, L.P. Amendment No. 3 to the	Exhibit 10.3 to Form 10-Q
	Amended and Restated Agreement	Report for the period ended December 30, 1991
	of Limited Partnership	(File No. 0-18405)

10.44	Second Amended and Restated Agreement	Exhibit 10.6 to Form 10-Q
	of Limited Partnership Lakeside Housing	Report for the period ended September 29, 1990
	Limited Partnership	(File No. 0-18405)

10.45	Lawrence Road Properties, Ltd.	Exhibit 10.11 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.46	Amendment No. 2 to the Lawrence Road	Exhibit 10.5 to Form 10-Q
	Properties, Ltd. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.47	Lawrence Road Properties, Ltd.	Exhibit 10.4 to Form 10-Q
	Amendment No. 3 to the Amended and Restated	Report for the period ended December 30, 1991
	Agreement of Limited Partnership	(File No. 0-18405)

10.48	Lexington Estates Ltd., A Mississippi	Exhibit 10.20 to Form 10-K
	Limited Partnership Amended and Restated	Report for the year ended March 30, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.49	Littleton Avenue Community	Exhibit 10.3 to Form 10-Q
	Village, L.P. Amended and	Report for the period ended September 29, 1989
	Restated Agreement of Limited Partnership	(File No. 33-25337)

10.50	Lula Courts Ltd., L.P.	Exhibit 10.22 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.51	Magee Elderly, L.P. Amended	Exhibit 10.1 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.52	Mirador del Toa Limited Partnership	Exhibit 10.5 to Form 10-Q
	(A Delaware Limited Partnership)	Report for the period ended June 29, 1990
	Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.53	Amendment No. 1 to the Mirador	Exhibit 10.40 to Form 10-K
	del Toa Limited Partnership	Report for the year ended March 30, 1991
	(A Delaware Limited Partnership)	(File No. 0-18405)
Amended and Restated Agreement
of Limited Partnership

10.54	Nixa Heights Apartments, L.P.	Exhibit 10.24 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.55	North Hills Farms Limited	Exhibit 10.6 to Form 10-Q
	Partnership Second Amended and Restated	Report for the period ended June 29, 1990
	Agreement of Limited Partnership	(File No. 0-18405)

10.56	First Amendment to the	Exhibit 10.54 to Form 10-K
	North Hills Farms Limited Partnership	Report for the year ended March 30, 1992
	Second Amended and Restated Agreement	(File No. 0-18405)
of Limited Partnership

10.57	Patton Place Limited Partnership	Exhibit 10.25 to Form 10-K
	Second Amended and Restated Agreement	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.58	Plantersville Family, L.P.	Exhibit 10.26 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.59	Powelton Gardens Associates	Exhibit 10.6 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.60	Purvis Heights Properties, L.P.	Exhibit 10.28 to Form 10-K
	Amended and Restated Agreement of	Report for the year ended March 30, 1990
	Limited Partnership	(File No. 0-18405)

10.61	Purvis Heights Properties, L.P.	Exhibit 10.60 to Form 10-K
	First Amendment to Amended and	Report for the year ended March 30, 1992
	Restated Agreement of Limited Partnership	(File No. 0-18405)

Incorporated by
	Exhibit	Reference to

10.62	Amendment No. 1 to the Purvis Heights	Exhibit 10.61 to Form 10-K
	Properties, L.P. Amended and Restated	Report for the year ended March 30, 1992
	Agreement of Limited Partnership	(File No. 0-18405)

10.63	Amendment No. 2 to the Purvis Heights	Exhibit 10.6 to Form 10-Q
	Properties, L.P. Amended and	Report for the period ended December 30, 1990
	Restated Agreement of Limited	(File No. 0-18405)
Partnership

10.64	Purvis Heights Properties, L.P.	Exhibit 10.5 to Form 10-K
	Amendment No. 3 to the	Report for the period ended December 30, 1991
	Amended and Restated	(File No. 0-18405)
Agreement of Limited Partnership

10.65	Queen Lane Investors Amended and	Exhibit 10.29 to Form 10-K
	Restated Agreement and Certificate	Report for the year ended March 30, 1990
	of Limited Partnership	(File No. 0-18405)

10.66	Queen Lane Investors Amendment No. 1	Exhibit 10.7 to Form 10-Q
	to Amended and Restated Agreement	Report for the period ended December 30, 1990
	and Certificate of Limited Partnership	(File No. 0-18405)

10.67	Renova Properties, L.P. Amended	Exhibit 10.3 to Form 10-Q
	and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.68	Santa Juanita Limited Dividend	Exhibit 10.5 to Form 10-Q
	Partnership Amended and Restated	Report for the period ended December 30, 1989
	Agreement of Limited Partnership	(File No. 33-25337)

10.69	Second Amendment of Limited Partnership	Exhibit 10.68 to Form 10-K
	of Santa Juanita Limited Dividend Partnership	Report for the year ended March 30, 1994
	and Amendment No. 2 to the Amended and	(File No. 0-18405)
Restated Agreement of Limited Partnership

10.70	Amendment No. 1 to Santa Juanita Limited	Exhibit 10.1 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)
(Replaces in its entirety Exhibit 10.69 hereof.)

10.71	Amendment No. 2 to Santa Juanita Limited	Exhibit 10.2 to Form 10-Q
	Dividend Partnership L.P. Amended and	Report for the period ended September 29, 1995
	Restated Agreement of Limited Partnership	(File No. 0-18405)

10.72	Simpson County Family, L.P.	Exhibit 10.4 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended December 30, 1989
	Limited Partnership	(File No. 33-25337)

10.73	Summers Village Limited Partnership	Exhibit 10.7 to Form 10-Q
	Amended and Restated Certificate	Report for the period ended June 29, 1990
	of Limited Partnership and	(File No. 0-18405)
Limited Partnership Agreement

Incorporated by
	Exhibit	Reference to

10.74	Tchula Courts Apartments, L.P.	Exhibit 10.33 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.75	The Pendleton (A Louisiana Partnership	Exhibit 10.7 to Form 10-Q
	in Commendam) Third Amended and	Report for the period ended September 29, 1990
	Restated Articles of Partnership	(File No. 0-18405)

10.76	Trenton Heights Apartments, L.P.	Exhibit 10.34 to Form 10-K
	Amended and Restated Agreement and	Report for the year ended March 30, 1990
	Certificate of Limited Partnership	(File No. 0-18405)

10.77	Twin Pine Family, L.P. Amended and	Exhibit 10.35 to Form 10-K
	Restated Agreement of Limited	Report for the year ended March 30, 1990
	Partnership	(File No. 0-18405)

10.78	Village Creek Limited Partnership	Exhibit 10.8 to Form 10-Q
	Amended and Restated Certificate and	Report for the period ended June 29, 1990
	Articles of Limited Partnership	(File No. 0-18405)

10.79	York Park Associates Limited Partnership	Exhibit 10.1 to Form 10-Q
	Amended and Restated Agreement of	Report for the period ended June 29, 1989
	Limited Partnership	(File No. 33-25337)

10.80	Non-Negotiable Purchase Money	Exhibit 10.8 to Form 10-Q
	Promissory Notes dated as of	Report for the period ended December 30, 1990
	January 19, 1990	(File No. 0-18405)

10.81	Non-Negotiable Purchase Money	Exhibit 10.9 to Form 10-Q
	Promissory Notes dated as of May 1, 1990	Report for the period ended December 30, 1990
(File No. 0-18405)

10.82	Assignment and Assumption Agreements	Exhibit 10.63 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of January 19, 1990

10.83	Assignment and Assumption Agreements	Exhibit 10.64 to Form 10-K
	dated as of June 28, 1991 on the	Report for the year ended March 30, 1991
	Non-Negotiable Purchase Money	(File No. 0-18405)
Promissory Notes dated as of May 1, 1990

10.84	Promissory Note and Loan Agreement	Exhibit 10.1 to Form 10-Q
	dated November 12, 1993	Report for the period ended December 30, 1993
(File No. 0-18405)

16.1	Letter to the Securities and Exchange Commission	Exhibit 16.1 to Current Report on
	from Reznick Group, P.C., dated November 9, 2012	Form 8-K filed on November 9, 2012

16.2	Letter to the Securities and Exchange Commission	Exhibit 16.1 to Current Report on
	from CohnReznick LLP, dated July 24, 2013	Form 8-K filed on July 24, 2013

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Incorporated by
	Exhibit	Reference to

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 14 through 33 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.2	Pages 47 through 70 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.3	Pages 86 through 88 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.4	Supplement No. 1 dated July 25, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.5	Supplement No. 2 dated September 18, 1989 of Prospectus dated May 10, 1989 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

99.6	Independent Auditors' Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2004 and 2003	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.7	Independent Auditor's Report of Auburn Hills Townhouses Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.8	Independent Auditor's Report of Bruce Housing Associates, LTD as of and for the years ended December 31, 2004 and 2003	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.10	Independent Auditors' Report of College Avenue Apartments Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.11	Independent Auditor's Report of North Hill Farms Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.12	Independent Auditors' Report of Purvis Heights Properties, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-18405)

99.13	Independent Auditors' Report of 1989 Westview Arms Limited Partnership as of and for the years ended December 31, 2005 and 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

Incorporated by
	Exhibit	Reference to

99.14	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-18405)

99.15	Audited Financial Statements of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.16	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.17	Audited Financial Statements of Patton Place Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-18405)

99.18	Report of Independent Registered Public Accounting Firm of North Hill Farms Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.16 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-18405)

99.19	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-18405)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

**101 LAB	XBRL Labels Linkbase Document

**101 PRE	XBRL Presentation Linkbase Document

**101	Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2016, formatted in Extensible Business Reporting Language ("XBRL"); (i) Balance Sheets as of March 30, 2016 and 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2016 and 2015; (iii) Statements of Changes in Partners' Equity (Deficit) for the years ended March 30, 2016 and 2015; and (iv) Statements of Cash Flows for the years ended March 30, 2016 and 2015

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: June 21, 2016	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 21, 2016	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the general	June 21, 2016
(Brian Myers)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 21, 2016
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of the	June 21, 2016
(Richard Paul Richman)	General Partner