Form 10-Q
period 2016-06-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2016-08-01
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2016

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

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2016	2016

ASSETS

Cash and liquid investments

Cash and cash equivalents	$367,300	$560,502
Investment in Pemberwick Fund - a short duration bond fund	3,482,878	3,463,931

Total cash and liquid investments	3,850,178	4,024,433

Prepaid expenses	29,193

	$3,879,371	$4,024,433

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$10,938	$124,543
Payable to general partner and affiliates	28,989	19,823

	39,927	144,366

Commitments and contingencies

Partners' equity (deficit)

General partner	(454,476)	(453,966)
Limited partners (55,746 units of limited partnership interest outstanding)	4,284,221	4,334,699
Accumulated other comprehensive income (loss)	9,699	(666)

	3,839,444	3,880,067

	$3,879,371	$4,024,433

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

REVENUE

Interest	$8,830	$14,963

TOTAL REVENUE	8,830	14,963

EXPENSES

Administration fees	6,319	11,428
Management fees	6,319	11,428
Professional fees	11,137	12,545
State of New Jersey filing fee	29,193	13,053
Printing, postage and other	6,850	6,959

TOTAL EXPENSES	59,818	55,413

NET LOSS	(50,988)	(40,450)

Reclassification of unrealized gain on investment in Pemberwick Fund		(3,492)

Other comprehensive income (loss) - Pemberwick Fund	10,365	(5,256)

OTHER COMPREHENSIVE INCOME (LOSS)	10,365	(8,748)

COMPREHENSIVE LOSS	$(40,623)	$(49,198)

NET LOSS ATTRIBUTABLE TO

General partner	$(510)	$(405)
Limited partners	(50,478)	(40,045)

	$(50,988)	$(40,450)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)	$(.91)	$(.72)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,830	$7,251
Cash paid for
Administration fees	(3,472)	(2,326)
Professional fees	(34,077)	(2,797)
State of New Jersey filing fee	(149,051)	(54,904)
Printing, postage and other expenses	(6,850)	(6,290)

Net cash used in operating activities	(184,620)	(59,066)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(8,582)	(6,998)
Proceeds in connection with sale of limited partner interests/local partnership properties		869,404
Redemptions from Pemberwick Fund		4,250,000

Net cash provided by (used in) investing activities	(8,582)	5,112,406

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(4,223,182)

Net cash used in financing activities		(4,223,182)

Net increase (decrease) in cash and cash equivalents	(193,202)	830,158

Cash and cash equivalents at beginning of period	560,502	265,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$367,300	$1,095,219

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$10,365	$(5,256)

Reclassification of unrealized gain on investment in Pemberwick Fund		$(3,492)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(50,988)	$(40,450)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on redemptions from Pemberwick Fund		(7,712)
Increase in prepaid expenses	(29,193)	(13,054)
Decrease in accounts payable and accrued expenses	(113,605)	(18,380)
Increase in due to general partner and affiliates	9,166	20,530

NET CASH USED IN OPERATING ACTIVITIES	$(184,620)	$(59,066)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2016
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2016 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in fifty partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the "Advances") made to certain Local Partnerships and all of which has been paid. As of June 29, 2016, the Partnership holds a Local Partnership Interest in one Local Partnership, Littleton Avenue Community Village, L.P. ("Littleton"). The results of operations of Littleton are provided by the general partner of Littleton (the "Littleton General Partner") on an unaudited basis during interim periods.

In the event the operations of Littleton result in a loss, equity in loss of investment in Littleton allocated to the Partnership is recognized to the extent of the Partnership's investment balance in Littleton. Equity in loss in excess of the Partnership's investment balance in Littleton is allocated to other partners' capital in Littleton. As a result of cumulative equity losses and distributions, the Partnership's investment in Littleton reached a zero balance in a prior year.

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder (the "Lender") issued a declaration of default demanding Littleton's immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the Lender. Unpaid principal and accrued interest on the second mortgage as of June 29, 2016 is in excess of $3.1 million. The Littleton General Partner reports that a refinancing of the mortgages is unlikely and the Lender has issued a request for offers to purchase the first mortgage. The Partnership has no legal obligation to fund any of Littleton's operating deficits.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $10.07 per share as of June 29, 2016. An unrealized gain of $9,699 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2016. The Partnership has earned $292,516 of interest revenue from the date of its initial investment in Pemberwick through June 29, 2016.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2016
(UNAUDITED)

4.	Additional Information

Additional information, including the audited March 30, 2016 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2016 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2016, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2016. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in fifty partnerships (the "Local Partnership" or "Local Partnerships") that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. As of June 29, 2016, Registrant owns a Local Partnership Interest in one Local Partnership, Littleton Avenue Community Village, L.P. ("Littleton"). During the three months ended June 29, 2016, Registrant received cash from interest revenue and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund ("Pemberwick"). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $174,000 during the three months ended June 29, 2016 (which includes an unrealized gain on investment in Pemberwick of approximately $10,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of June 29, 2016 represents accrued management and administration fees.

Registrant holds cash and liquid investments as of June 29, 2016 of approximately $3,850,000. After deducting future expenses and reserves, the balance is expected to be distributed to the partners in the future. There can be no assurance as to the amount and timing of such distribution, if any.

Results of Operations

Registrant's operating results are dependent, in part, on the operating results of Littleton and are impacted by Littleton's policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Littleton in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of Littleton's results of operations and by cash distributions received. In the event the operations of Littleton result in a loss, equity in loss of investment in Littleton allocated to Registrant is recognized to the extent of Registrant's investment balance in Littleton. Equity in loss in excess of Registrant's investment balance in Littleton is allocated to other partners' capital in Littleton. As a result of cumulative equity losses and distributions, Registrant's investment in Littleton reached a zero balance in a prior year.

Registrant's operations have not varied significantly for the three months ended June 29, 2016 as compared to the three months ended June 29, 2015, as evidenced by losses of $50,988 and $40,450, respectively. Other comprehensive income for the three months ended June 29, 2016 resulted from an unrealized gain on investment in Pemberwick of $10,365.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its limited partners (the "Limited Partners"), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2005. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2006. Registrant is in the process of disposing of its Local Partnership Interest in Littleton. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Littleton Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's 99% Local Partnership Interest in Littleton. Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Littleton, although there can be no assurance as to when such final disposition will occur.

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

Littleton owns a 102 unit subsidized and leveraged low-income multifamily residential complex located in Newark, New Jersey. The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder (the "Lender") issued a declaration of default demanding Littleton's immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the Lender. Unpaid principal and accrued interest on the second mortgage as of June 29, 2016 is in excess of $3.1 million. Littleton's Local General Partner (the "Littleton General Partner") reports that a refinancing of the mortgages is unlikely and the Lender has issued a request for offers to purchase the first mortgage. Registrant has no legal obligation to fund any of Littleton's operating deficits.

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

•	Registrant accounts for its investment in Littleton in accordance with the equity method of accounting.

•
Registrant does not consolidate the accounts and activities of Littleton, which is considered a Variable Interest Entity as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant's investment balance in Littleton represents the maximum exposure to loss in connection with such investment. Littleton' partnership agreement grants the Littleton General Partner the power to direct the activities that most significantly impact Littleton's economic success. As a result of cumulative equity losses and distributions, Registrant's investment in Littleton reached a zero balance in a prior year.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of June 29, 2016.

There were no changes in Registrant's internal control over financial reporting during the three months ended June 29, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of Littleton Avenue Community Village, L.P.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: August 1, 2016	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: August 1, 2016	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 1, 2016	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director