Form 10-Q
period 2016-09-29
AMERICAN TAX CREDIT PROPERTIES II L P
filed 2016-10-20
CIK 842314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2016

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

Large Accelerated Filer Accelerated Filer Non-Accelerated Filer Smaller Reporting Company _X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

AMERICAN TAX CREDIT PROPERTIES II L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES II L.P.
BALANCE SHEETS
(UNAUDITED)
	September 29,	March 30,
	2016	2016

ASSETS

Cash and liquid investments

Cash and cash equivalents	$351,471	$560,502
Investment in Pemberwick Fund - a short duration bond fund	3,487,225	3,463,931

	$3,838,696	$4,024,433

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$18,375	$124,543
Payable to general partner and affiliates	38,155	19,823

	56,530	144,366

Commitments and contingencies

Partners' equity (deficit)

General partner	(455,014)	(453,966)
Limited partners (55,746 units of limited partnership interest outstanding)	4,230,942	4,334,699
Accumulated other comprehensive income (loss)	6,238	(666)

	3,782,166	3,880,067

	$3,838,696	$4,024,433

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	September 29, 2016	September 29, 2016	September 29, 2015	September 29, 2015
REVENUE

Interest	$8,057	$16,887	$6,070	$21,033

TOTAL REVENUE	8,057	16,887	6,070	21,033

EXPENSES

Administration fees	6,320	12,639	11,428	22,856
Management fees	6,320	12,639	11,428	22,856
Professional fees	11,285	22,422	13,724	26,269
State of New Jersey filing fee	29,193	58,386	13,054	26,107
Printing, postage and other	8,756	15,606	7,659	14,618

TOTAL EXPENSES	61,874	121,692	57,293	112,706

NET LOSS	(53,817)	(104,805)	(51,223)	(91,673)

Other comprehensive income (loss) - Pemberwick Fund	(3,461)	6,904	1	(5,255)

Reclassification of unrealized gain on investment in Pemberwick Fund				(3,492)

OTHER COMPREHENSIVE INCOME (LOSS)	(3,461)	6,904	1	(8,747)

COMPREHENSIVE LOSS	$(57,278)	$(97,901)	$(51,222)	$(100,420)

NET LOSS ATTRIBUTABLE TO

General partner	$(538)	$(1,048)	$(512)	$(917)
Limited partners	(53,279)	(103,757)	(50,711)	(90,756)

	$(53,817)	$(104,805)	$(51,223)	$(91,673)

NET LOSS per unit of limited partnership interest (55,746 units of limited partnership interest)	$(0.95)	$(1.86)	$(0.91)	$(1.63)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$16,887	$13,320
Cash paid for
Administration fees	(6,946)	(6,961)
Professional fees	(37,925)	(28,834)
State of New Jersey filing fee	(149,051)	(54,904)
Printing, postage and other expenses	(15,606)	(17,015)

Net cash used in operating activities	(192,641)	(94,394)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(16,390)	(12,800)
Proceeds in connection with sale of limited partner interests/local partnership properties		869,404
Redemptions from Pemberwick Fund		4,250,000

Net cash provided by (used in) investing activities	(16,390)	5,106,604

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(4,223,182)

Net cash used in financing activities		(4,223,182)

Net increase (decrease) in cash and cash equivalents	(209,031)	789,028

Cash and cash equivalents at beginning of period	560,502	265,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$351,471	$1,054,089

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$6,904	$(5,255)

Reclassification of unrealized gain on investment in Pemberwick Fund		$(3,492)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)
	2016	2015

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(104,805)	$(91,673)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on redemptions from Pemberwick Fund		(7,713)
Decrease in accounts payable and accrued expenses	(106,168)	(33,759)
Increase in due to general partner and affiliates	18,332	38,751

NET CASH USED IN OPERATING ACTIVITIES	$(192,641)	$(94,394)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2016
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties II L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2016 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2016 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in fifty partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $48,460,126, which includes voluntary advances (the "Advances") made to certain Local Partnerships and all of which has been paid. As of September 29, 2016, the Partnership holds a Local Partnership Interest in one Local Partnership, Littleton Avenue Community Village, L.P. ("Littleton"). The results of operations of Littleton are provided by the general partner of Littleton (the "Littleton General Partner") on an unaudited basis during interim periods.

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

The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder (the "Lender") issued a declaration of default demanding Littleton's immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the Lender. Unpaid principal and accrued interest on the second mortgage as of September 29, 2016 is in excess of $3.1 million. The Littleton General Partner reports that a refinancing of the mortgages is unlikely and the Lender has issued a request for offers to purchase the first mortgage. The Partnership has no legal obligation to fund any of Littleton's operating deficits.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $10.06 per share as of September 29, 2016. An unrealized gain of $6,238 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2016. The Partnership has earned $300,324 of interest revenue from the date of its initial investment in Pemberwick through September 29, 2016.

AMERICAN TAX CREDIT PROPERTIES II L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2016
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

AMERICAN TAX CREDIT PROPERTIES II L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2016, American Tax Credit Properties II L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2016. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in fifty partnerships (the "Local Partnership" or "Local Partnerships") that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. As of September 29, 2016, Registrant owns a Local Partnership Interest in one Local Partnership, Littleton Avenue Community Village, L.P. ("Littleton"). During the six months ended September 29, 2016, Registrant received cash from interest revenue and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund ("Pemberwick"). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $186,000 during the six months ended September 29, 2016 (which includes an unrealized gain on investment in Pemberwick of approximately $7,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of September 29, 2016 represents accrued management and administration fees.

Registrant holds cash and liquid investments as of September 29, 2016 of approximately $3,839,000. After deducting future expenses and reserves, the balance is expected to be distributed to the partners in the future. There can be no assurance as to the amount and timing of such distribution, if any.

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

Although Registrant's operations have not varied significantly for the three months ended September 29, 2016 as compared to the three months ended September 29, 2015, as evidenced by losses of $53,817 and $51,223, respectively, management and administration fees have decreased, in the aggregate, by approximately $10,000 and State of New Jersey filing fees have increased by approximately $16,000. Other comprehensive loss for the three months ended September 29, 2016 resulted from an unrealized loss on investment in Pemberwick of $3,461.

Although Registrant's operations have not varied significantly for the six months ended September 29, 2016 as compared to the six months ended September 29, 2015, as evidenced by losses of $104,805 and $91,673, respectively, management and administration fees have decreased, in the aggregate, by approximately $20,000 and State of New Jersey filing fees have increased by approximately $32,000. Other comprehensive income for the six months ended September 29, 2016 resulted from an unrealized gain on investment in Pemberwick of $6,904.

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

Littleton owns a 102 unit subsidized and leveraged low-income multifamily residential complex located in Newark, New Jersey. The non-mandatory mortgages of Littleton matured in October 2006 but have not been repaid or formally extended. During the year ended March 30, 2015, the first mortgage holder (the "Lender") issued a declaration of default demanding Littleton's immediate payment of an amount in excess of $6.5 million. Such amount includes all unpaid principal and accrued interest to date and amounts for real estate tax liens that had been sold to third parties and were redeemed by the Lender. Unpaid principal and accrued interest on the second mortgage as of September 29, 2016 is in excess of $3.1 million. Littleton's Local General Partner (the "Littleton General Partner") reports that a refinancing of the mortgages is unlikely and the Lender has issued a request for offers to purchase the first mortgage. Registrant has no legal obligation to fund any of Littleton's operating deficits.

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

•
Registrant does not consolidate the accounts and activities of Littleton, which is considered a Variable Interest Entity as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant's investment balance in Littleton represents the maximum exposure to loss in connection with such investment. Littleton's partnership agreement grants the Littleton General Partner the power to direct the activities that most significantly impact Littleton's economic success. As a result of cumulative equity losses and distributions, Registrant's investment in Littleton reached a zero balance in a prior year.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of September 29, 2016.

There were no changes in Registrant's internal control over financial reporting during the three months ended September 29, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES II L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties II L.P.,
General Partner

By: Richman Tax Credits Inc.,
general partner

Dated: October 20, 2016	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: October 20, 2016	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: October 20, 2016	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director